Form 10-Q
period 1999-06-30
LITRONIC INC
filed 1999-08-16
CIK 1078717

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                             ---------------------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period ended June 30, 1999, or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

COMMISSION FILE NO. ____________


                                 LITRONIC INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                        33-0757190
     (State or other jurisdiction                           (I.R.S Employer
   of incorporation or organization)                      Identification No.)

     2030 Main Street, Suite 1250
          Irvine, California                                    92614
(Address of principal executive offices)                      (Zip Code)

                                (949) 851-1085
             (Registrant's telephone number, including area code)

                    ---------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [_]   No [X]

As of August 11, 1999, the registrant had 9,740,631 shares of common stock outstanding.
================================================================================

                                 LITRONIC INC.

                                     INDEX



                                                                            PAGE
                                                                            ----

Part I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements                                                 3

Condensed Consolidated Balance Sheets
June 30, 1999 and December 31, 1998                                           3

Condensed Consolidated Statements of Operations
Three and Six months ended June 30, 1999 and 1998                             4

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 1999 and 1998                                       5

Notes to Condensed Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                                10

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk                                                                  26

Part II.  OTHER INFORMATION                                                  26
---------------------------

Item 1.  Legal Proceedings

Item 2.  Change in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                                 LITRONIC INC.
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (unaudited)


                                                            June 30,       December 31,
Assets                                                        1999             1998
------                                                      --------       -----------
Current assets:
 Cash and cash equivalents                                  $ 9,590             898
 Short term investments                                       6,000               -
 Accounts receivable, net                                     5,810             740
 Inventories                                                    547             533
 Other current assets                                         1,172             385
                                                            -------          ------
    Total current assets                                     23,119           2,556

Property and equipment, net                                     699             235
Goodwill and other intangibles, net                          36,323               -
Other assets                                                    634               -
                                                            -------          ------
                                                            $60,775           2,791
                                                            =======          ======

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
 Financing arrangement - IBM Global                         $ 3,632               -
 Current installments of long-term debt                         498             580
 Accounts payable                                             2,714             456
 Accrued liabilities                                          1,347             762
                                                            -------          ------
    Total current liabilities                                 8,191           1,798

Long-term debt                                                   82           5,200
                                                            -------          ------
     Total liabilities                                        8,273           6,998
                                                            -------          ------
Commitments and contingencies
Stockholders' equity (deficit):
 Preferred stock, $.01 par value; Authorized 5,000,000
   shares; no shares issued or outstanding                        -               -
 Common stock, $.01 par value; 25,000,000 shares
   authorized; 9,740,631 and 3,870,693 shares issued
   and outstanding at June 30, 1999 and December 31,
   1998, respectively                                            97              39
 Additional paid-in capital                                  52,779               -
 Accumulated deficit                                           (374)         (4,246)
                                                            -------          ------
    Total stockholders' equity (deficit)                     52,502          (4,207)
                                                            -------          ------
                                                            $60,775           2,791
                                                            =======          ======


See accompanying notes to condensed consolidated financial statements.

                                 LITRONIC INC.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                  Three Months Ended          Six Months Ended
                                                -----------------------     ---------------------
                                                 June 30,    June 30,        June 30,    June 30,
                                                   1999        1998            1999        1998
                                                ---------    --------       ---------    --------

Revenues:
   Product                                       $ 2,325       1,006           3,210       2,360
   License and service                                96         518             252         827
   Research and
    development                                      326           -             695           -
                                                 -------       -----          ------       -----
   Total revenues                                $ 2,747       1,524           4,157       3,187
                                                 -------       -----          ------       -----
Costs and expenses:
   Cost of sales - products                        2,043         387           2,562       1,054
   Cost of sales - license and
    service                                          147         344             275         520
   Selling, general and
    administrative                                 1,411         547           2,282       1,212
   Research and development                          738         294           1,503         634
   Amortization of goodwill and
    other intangibles                                118           -             118           -
                                                 -------       -----          ------       -----
Operating loss                                    (1,710)        (48)         (2,583)       (233)
Interest expense                                    (124)       (121)           (237)       (231)
Interest income                                       39           2              44           4
                                                 -------       -----          ------       -----
Loss before income taxes                          (1,795)       (167)         (2,776)       (460)

Benefit from income taxes                           (294)         (7)           (285)        (58)
                                                 -------       -----          ------       -----
Net loss                                         $(1,501)       (160)         (2,491)       (402)
                                                 =======       =====          ======       =====

Net loss per share-
 basic and diluted                                $(0.31)      (0.04)          (0.57)      (0.10)
                                                 =======       =====          ======       =====
Shares used in per share computations-
 basic and diluted                                 4,839       3,871           4,360       3,871
                                                 =======       =====          ======       =====

See accompanying notes to condensed consolidated financial statements

                                 LITRONIC INC.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                         Six Months Ended
                                                       --------------------
                                                       June 30,    June 30,
                                                         1999        1998
                                                       --------    --------
Cash flows from operating
 activities:
  Net loss                                               (2,491)       (402)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation and amortization                           231         102
Deferred income tax benefit                                (285)          -
Changes in assets and liabilities:
 Accounts receivable                                       (180)        325
 Inventories                                                185         (37)
 Other current assets                                      (772)         18
 Accounts payable                                        (2,500)       (178)
 Accrued liabilities                                       (732)       (539)
 Other assets                                              (294)          -
                                                       --------    --------
      Net cash used in operating
       activities                                        (6,838)       (711)
                                                       --------    --------
Cash flows from investing activities:
 Purchases of property and equipment                        (93)        (45)
 Purchases of short-term investments                     (6,000)          -
                                                       --------    --------
      Net cash used in investing
       activities                                        (6,093)        (45)
                                                       --------    --------
Cash flows from financing activities:
 Proceeds from sale of common stock,
  net of issuance costs $5,377                         $ 35,323           -
 Proceeds from revolving note payable to bank             2,236       2,995
 Proceeds from related party revolving line of credit         -         600
 Proceeds from long-term debt                             2,844           -
 Principal payments on long-term debt                   (18,780)     (3,098)
                                                       --------    --------
      Net cash provided by financing activities          21,623         497
                                                       --------    --------
      Net increase (decrease) in cash                     8,692        (259)
                                                       --------    --------
Cash and cash equivalents at beginning of period            898         490
                                                       --------    --------
Cash and cash equivalents at end of period             $  9,590         231
                                                       ========    ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                  633          54
  Income taxes                                                2           -
                                                       ========    ========

Supplemental disclosures of noncash investing and financing activities:

The Company issued 2,169,938 shares of common stock in connection with the acquisition of Pulsar. In connection with the acquisition, net assets purchased were as follows:

Merger costs                                          $   (121)           -
Fair value of net assets acquired less
 liabilities assumed                                    (12,450)          -
Goodwill and other intangibles                           36,441           -
                                                       --------    --------
Market value of common stock issued                    $ 23,870           -
                                                       ========    ========
Transfer of accumulated deficit to
 additional paid in capital                              (6,363)          -
                                                       ========    ========

See accompanying notes to condensed consolidated financial statements.

                                 LITRONIC INC.
              Notes to Condensed Consolidated Financial Statements
                             June 30, 1999 and 1998
                                  (unaudited)
                     (in thousands, except per share data)

(1)  General Information:

Condensed Consolidated Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999; the results of operations for the three and six months ended June 30, 1999 and 1998; and the statements of cash flows for the six months ended June 30, 1999 and 1998. Interim results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 included in the Company's Form S-1 filed in June, 1999.

Public Offering and Reorganization

In June 1999, Litronic completed an initial public offering of common stock of Litronic Inc., a newly formed corporation with no operations (the "Offering"). Litronic Industries, Inc. also initiated certain events (the "Reorganization") in connection with the Offering which resulted in it becoming a wholly-owned subsidiary of Litronic Inc. on June 8, 1999. The Reorganization was accomplished through a stock-for-stock exchange between Litronic Inc. and Litronic Industries, Inc. and was accounted for as an "as if pooling of interests" for entities under common control. Concurrent with the Reorganization, Litronic Industries, Inc. terminated its Subchapter S corporation status and is subject to federal and state income taxes.

All of the outstanding shares of Litronic Industries, Inc. were exchanged for 3,870,693 shares of the Company's common stock. Consequently, as of June 8, 1999, the consolidated group includes the operations of Litronic Inc. and its wholly owned subsidiary Litronic Industries, Inc.

The Company also entered into a stock acquisition agreement with Pulsar Data Systems, Inc. (Pulsar) which was effected simultaneously with the Offering. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of the Company's common stock.

Earnings (Loss) Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("Statement") 128, "Earnings Per Share." Statement 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Such shares, 379,419, are not included since there is a loss as the effect would be anti-dilutive.

Accounting for Stock Options

The Company applies the provisions of Statement 123, "Accounting for Stock-Based Compensation," which requires entities to recognize as expense over the vesting period the fair value as of the date of grant of all stock based awards. Alternatively, Statement 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and to provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25, under which compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, and provide the pro forma disclosure provisions of Statement 123 in its annual financial statements.

Short-Term Investments

The Company's short-term investments consist of municipal bonds which mature in 90 days or less, and are classified as held-to-maturity. In accordance with Statement 115, "Accounting for Certain Investments in Debt and Equity Securities", investments classified as held-to-maturity are reported at amortized cost. The short-term investment balances at June 30, 1999 is $6.0 million.


Segment Reporting

As of January 1, 1998, the Company adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information", which requires entities to report financial and descriptive information about its reportable operating segments. The Company has historically operated in two business segments, information security solutions and electronic interconnect products. On September 30, 1997, the Company sold its Intercon division, which produced electronic interconnect products. As of December 31, 1998, the Company's remaining operations pertained only to its information security solution segment. On June 14, 1999, with the acquisition of Pulsar, the Company expanded into the network solution market. The six months ended June 30, 1999, only include fifteen days of operations for Pulsar and as such, the network solution market is considered individually insignificant for separate detailed disclosure at June 30, 1999. As of June 30, 1999, the assets of the network solutions segment are no longer identifiable.

(2)  Pro Forma Financial Information Reflecting Pulsar Acquisition

The Company entered into a stock acquisition agreement with Pulsar which was effected simultaneously with the Offering. This acquisition was contingent upon the successful completion of the Offering and was completed on June 14, 1999. Litronic acquired all of the outstanding shares of Pulsar in exchange for 2,169,938 shares of the Company's common stock. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Pulsar have been included in the Company's consolidated financial statements from June 14, 1999. The excess of the purchase price over the fair value of the net assets acquired less the liabilities assumed, resulted in a total of $36.4 million recorded as goodwill and intangible assets and is being amortized on a straight-line basis over 10-15 years. The purchase price of the Pulsar acquisition was based on the fair market value of the common stock issued at June 14, 1999.

The goodwill and intangibles include the following subcomponents:

Description                   Cost                Useful life (years)
-----------               -----------             -------------------
Distribution Channel          $12,147                      15
Customer Base                  12,147                      10
Goodwill                       12,147                      15
                          -----------
                               36,441

Less accumulated amount          (118)
                          -----------
                              $36,323
                          ===========

The following unaudited pro forma financial information presents the combined results of operations of Litronic and Pulsar as if the acquisition had occurred as of the beginning of 1999 and 1998, after giving effect to certain adjustments including amortization of goodwill and other intangibles, increased interest expense on debt assumed and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Litronic and Pulsar constituted a single entity during such periods.

                                                       Three         Six
                                                       Months       Months        Year
                                                       Ended        Ended        Ended
                                                      June 30,     June 30,    December 31,
                                                        1999         1999         1998
                                                      --------     --------    -----------
Total revenues                                        $ 10,374       21,732       87,185
                                                      ========     ========     ========
Net loss                                                (2,570)      (5,723)     (11,618)
                                                      ========     ========     ========
Net loss per share, basic and diluted                 $  (0.26)       (0.59)       (1.19)
                                                      ========     ========     ========

(3) Inventories

A summary of inventories follows:

                                                       June 30,    December 31,
                                                         1999          1998
                                                       --------    ------------
Raw materials                                           $  224          239
Work-in-process                                            129           25
Finished goods                                             194          269
                                                        ------         ----
                                                        $  547          533
                                                        ======         ====

(4) Long-term Debt

A summary of long-term debt follows:

                                                       June 30,    December 31,
                                                         1999          1998
                                                       --------    ------------

Notes payable to bank secured by substantially all
assets of the Company and personal assets of, and a
guarantee by, the Company's chairman and majority
shareholder, bearing interest at 6.6% payable
monthly, paid on June 14, 1999                          $    -        5,200

Revolving note payable to bank with maximum
availability of $20 million, bearing interest at
prime plus 1.5% (9.75% at December 31, 1998) payable
in monthly interest-only payments through maturity on
July 31, 2000; secured by substantially all assets of
the Company and by personal assets of, and a guarantee
by, the Company's chairman and majority shareholder,
renewable at the bank's option for additional one-year
periods                                                      -          580

Revolving note payable to bank with maximum
availability of $20 million, bearing interest at
prime plus .625% (8.125% at June 30, 1999) payable
in monthly interest-only payments through maturity
on May 10, 2002; secured by substantially all assets
of the Company; renewable at the bank's option for
additional one-year periods                                 82            -

Note payable to IBM Global collateralized by
inventory, accounts receivable, machinery and
equipment and  the assets of a related party and
guaranteed by the president of the Company; bears
interest at the financial institution's prime
lending rate; 8.5% and 7.75% at December 31, 1998 and
June 30, 1999, respectively
                                                         3,632            -

Other                                                      498
                                                        ------      -------
                                                         4,212        5,780
Less current installments                                4,130          580
                                                        ------      -------
                                                            82      $ 5,200
                                                        ======      =======

Principal maturities of long-term debt are as follows:

                                                      June 30,
                                                        1999
                                                      --------

2000                                                   $   82
2001                                                        -
2002 and thereafter                                         -
                                                       ------
                                                       $   82
                                                       ======

The revolving credit agreement of Litronic contains certain covenants and restrictions, including maintenance of certain financial ratios and a restriction on future borrowings. As of June 30, 1999, the Company was not in compliance with one of the covenants and has received a waiver of this covenant. As of June 30, 1999, the Company had available borrowings of $20 million under the revolving credit agreement.

(5) Concentration of Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 1998 and June 30,1999, accounts receivable included $308,000 and $4.7 million, respectively, due from the U.S. Government and related agencies. Sales to federal government agencies represented 42% and 45% of the Company's sales for the six months ended June 30, 1998 and 1999, respectively.

The Company had sales to 5 customers which represented 79% and 58%, respectively, of total revenue for the six months ended June 30, 1998 and June 30, 1999. No other customers accounted for more than 10% of net revenues during the six months ended June 30, 1998 and June 30, 1999. Trade accounts receivable aggregated $493,000 and $1.4 million from the aforementioned major customers as of December 31, 1998 and June 30, 1999, respectively.

At June 30, 1999, the Company's investment portfolio consisted of $6 million in various municipal bonds. The Company does not believe that they have a concentration of investment risk due to the diversification of the investment portfolio.

(6) 1999 Stock Option Plan

Under the Company's 1999 Stock Option Plan (the 1999 Plan), which was established in April 1999, the Company granted options to purchase 98,000 shares at an exercise price of $8.75 per share in June 1999, the fair market value on the date of grant.

(7) Loss Per Share

In December 1997, The FASB issued Statement 128, Earnings per Share ("EPS"). Statement 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of common stock equivalents, such as options and warrants. Diluted EPS is very similar to the previously reported fully diluted EPS. All EPS amounts for all periods have been restated to conform to the Statement 128 requirements.

The following table illustrates the computation of basic and diluted net income/(loss) per share (dollars in thousands):

                                 Three        Three         Six          Six
                                 Months       Months       Months       Months
                                 Ended        Ended        Ended        Ended
                                 June         June         June         June
                                30, 1999     30, 1998     30, 1999     30, 1998
                                --------     --------     --------     --------
Numerator:
Numerator for basic and
 diluted net loss per
 share - net loss               $ (1,501)    $   (160)    $ (2,491)    $   (402)
                                ========     ========     ========     ========

Denominator:
Denominator for basic net
 loss per share - weighted
 average number of common
 shares outstanding during
 the period                        4,839        3,871        4,360        3,871
Incremental common shares
 attributable to exercise
 of outstanding options                -            -            -            -
                                --------     --------     --------     --------
Denominator for diluted net
 loss per share                    4,839        3,871        4,360        3,871
                                ========     ========     ========     ========

Basic net loss per share        $  (0.31)    $  (0.04)    $  (0.57)    $  (0.10)
                                ========     ========     ========     ========

Diluted net loss per share      $  (0.31)    $  (0.04)    $  (0.57)    $  (0.10)
                                ========     ========     ========     ========

The computation of diluted loss per share for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 excluded the effect of 297,755, 249,680, 289,589 and 124,840, respectively, of incremental common shares attributable to the exercise of outstanding common stock options because their effect was antidilutive.

(8) Contingent Liabilities

The Company had cost reimbursable type contracts with the Federal Government. Consequently, the Company is reimbursed based upon their direct expenses attributable to the contract, plus a percentage based upon overhead, material handling, and general and administrative expenses. The overhead, material handling, and general and administrative rates are estimates. Accordingly, if the actual rates as determined by the Defense Contract Audit Agency are below the Company's estimates, a refund for the difference would be due to the Federal Government. It is management's opinion that no material liability will result from any cognizant audit agency audits.

During the year ended December 31, 1998, two lawsuits were filed against the Company by trade vendors claiming approximately $739,000, plus interest, attorney's fees and costs. These lawsuits were settled as structured payments in the aggregate amount of approximately $785,000 and the obligations were classified as notes payable. Payments applied against these notes payable during the year ended December 31, 1998 totaled approximately $315,000, which included approximately $15,000 of interest expense. During the quarter ended March 31, 1999, nine lawsuits were filed against the Company by trade vendors and a local government agency claiming approximately $875,000, plus interest, attorney's fees and costs. As of March 31, 1999, these lawsuits were settled for an aggregate amount of approximately $929,000, including approximately $60,000 of interest, attorney's fees and costs, and the obligations were classified as accounts payable. Payments applied against these accounts payable during the quarter ended March 31, 1999 totaled approximately $41,000, which included approximately $2,000 of interest expense. During the quarter ended March 31, 1999, payments applied against the notes payable relating to the two lawsuits filed and settled in 1998 totalled approximately $278,000, which included approximately $8,000 of interest expense. As of June 30, 1999, the majority of these settlements had been paid.

The Company has been named as a defendant in a lawsuit which claims breach of contract under which the Company was required to pay $500,000 over a thirty month period plus a commission on contracts awarded as a result of the contract. The plaintiff claims damages in an amount in excess of $10 million. Based upon discussions with counsel, the Company believes that the case is without merit and intends to vigorously defend against the claim; however, the outcome of this matter cannot currently be determined. No amounts have been accrued in the financial statements relating to this matter.

The Company is also involved in various routine legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that any potential liability, arising from these claims against the Company not covered by insurance would be minimal.

As of June 30, 1999, Pulsar had not yet filed the Form 5500 Annual Return/Report for 1997 for its Employee Retirement Plan. The Form 5500 along with an audit report was due October 15, 1998. The Company may be assessed penalties by both the Department of Labor and the Internal Revenue Service for its late filing. The Company has reserved $50,000 which represents the Company's estimate of the maximum amount of penalties that could be assessed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions we have made. Words such as "anticipates," "expects," "intend," "plans," "believes," "may," "will," or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, forecasts or other predictions regarding future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may include, but are not limited to, statements concerning projected revenues, expenses and income or loss, the need for additional capital, Year 2000 compliance, acceptance of our products, growth of the Internet, our ability to identify and consummate acquisitions and integrate these operations successfully, our ability to integrate previously acquired businesses successfully, the status of evolving technologies and their growth potential, our production capacity, and the outcome of pending and threatened litigation. These statements are not guarantees or assurances of future performance and are subject to various risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements. The section labeled "Risk Factors" set forth in this Form 10Q and similar sections in our other Securities and Exchange Commission ("SEC") filings, including our prospectus filed in June 1999, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other SEC filings, before deciding to buy or sell our Common Stock. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The information contained in this report is not a complete description of our business or the risks associated with an investment in our Common Stock. You should carefully review and consider the various disclosures made by us in this report and in our materials filed with the SEC, including our prospectus filed in June 1999, that discuss our business in greater detail and that also disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

COMPANY OVERVIEW

We provide professional Internet data security services and develops and markets software and microprocessor-based products needed to secure electronic commerce business transactions and communications over the Internet and other communications networks based on Internet protocols. To increase our sales capacity for proprietary products and to capitalize on opportunities in the rapidly growing Internet-based information technology security market, we acquired Pulsar Data Systems Inc., a network integration solutions company that develops large-scale network solutions for commercial and government organizations in June, 1999.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                Percentage of Net Revenues
                                        Three Months Ended         Six Months Ended
                                       ---------------------     -------------------
                                       June 30,     June 30,     June 30,   June 30,
                                        1999         1998         1999        1998
                                       --------     --------     --------   --------
  Revenues:
   Product                              84.6%        66.0%       77.2%       74.1%
   License and service                   3.5         34.0         6.1        25.9
   Research and
    development                         11.9            -        16.7           -
                                      ------       ------      ------      ------
   Total revenues                      100.0        100.0       100.0       100.0
                                      ------       ------      ------      ------
Costs and expenses:
   Cost of sales - products             74.4         25.4        61.6        33.1
   Cost of sales - license and
    service                              5.4         22.6         6.6        16.3
   Selling, general and
     administrative                     51.4         35.9        54.9        38.0
   Research and development             26.9         19.3        36.2        19.9
   Amortization of goodwill and
     other intangibles                   4.3            -         2.8           -
                                      ------       ------      ------      ------
Operating loss                         (62.4)        (3.2)      (62.1)       (7.3)
Interest expense                        (4.5)        (7.9)       (5.7)       (7.2)
Interest income                          1.4          0.1         1.1         0.1
                                      ------       ------      ------      ------
Loss before income taxes               (65.5)       (11.0)      (66.7)      (14.4)

Benefit from income taxes              (10.7)        (0.5)       (6.9)       (1.8)
                                      ------       ------      ------      ------
Net loss                               (54.8)%      (10.5)%     (59.8)%     (12.6)%
                                      ======       ======      ======      ======

Results of operations - comparison of the three months ended June 30, 1999 and 1998

  Total revenues. Total revenues increased 80% from $1.5 million during the three months ended June 30, 1998 to $2.7 million during the three months ended June 30, 1999. The increase was primarily attributable to sales of products by Pulsar subsequent to the acquisition of $1.7 million offset by decreased license and service revenues of $422,000.

During the three months ended June 30, 1998, we derived 36%, 23% and 12% of our revenue from sales to Lockheed Martin Corporation, the National Security Agency and U.S. Army Corps of Engineers. During the three months ended June 30, 1999, we derived 21%, 12%, and 10% of our revenue from sales to Prince Georges County, the National Security Agency and the National Institute of Health.

Sales to federal government agencies accounted for approximately 35% and 52% of our sales during the three months ended June 30, 1998 and 1999, respectively.

  Product revenue. Product revenue increased 131% from $1.0 million during the three months ended June 30, 1998 to $2.3 million during the three months ended June 30, 1999. The increase was primarily attributable to sales of products by Pulsar subsequent to the acquisition of $1.7 million offset by reduced sales of our ARGUS 300 products to the U.S. Army Corps and reader/writers to Lockheed Martin Corporation under the Defense Messaging System contract.

  License and service revenue. License and service revenue decreased from $518,000 during the three months ended June 30, 1998 to $96,000 during the three months ended June 30, 1999, primarily due to a decrease of $311,000 in revenue from the National Security Agency Defense Messaging System support services.

  Research and development revenue. Research and development revenue for the three months ended June 30, 1999 of $326,000 represents amounts earned under a contract with the National Security Agency under which we are designing a microprocessor meeting minimum specifications established by the National Security Agency. We have contracted with others to perform aspects of this project. All related project costs are expensed as research and development as incurred. The related research and development costs are not separately identifiable. Therefore, the corresponding costs of the entire development effort are included in research and development expenses.

  Product gross margin. Product gross margins decreased as a percentage of net product revenue from 62% during the three months ended June 30, 1998 to 12% during the three months ended June 30, 1999. The decrease resulted primarily from sales of low margin products of Pulsar subsequent to the acquisition of Pulsar and decreased sales of high margin ARGUS data encryption products to the U.S. Army Corps of Engineers.

  License and service gross margin. License and service gross margin decreased as a percentage of its revenue from 34% during the three months ended June 30, 1998 to (53%) during the three months ended June 30, 1999. This decrease resulted primarily from a decrease in license and service revenue along with higher compensation costs associated with the increased emphasis on building our infrastructure related to professional services capabilities.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 158% from $547,000 during the three months ended June 30, 1998 to $1.4 million during the three months ended June 30, 1999. As a percentage of revenue, selling, general and administrative expenses increased from 36% during the three months ended June 30, 1998 to 51% during the three months ended June 30, 1999. Selling, general and administrative expenses increased primarily due to increased staffing to support business expansion, inclusion of Pulsar selling, general and administrative expenses for a two week period, and increased professional fees.

  Research and development expenses. Research and development expenses increased 151% from $294,000 during the three months ended June 30, 1998 to $738,000 during the three months ended June 30, 1999. The increase was primarily attributable to increased costs associated with increased new product development, including expenses associated with the development efforts of the Forte microprocessor, which we are designing in conjunction with Atmel Corporation, and increased staffing to support research and development efforts including the Forte project. As a percentage of revenue, research and development expenses increased from 19% during the three months ended June 30, 1998 to 27% during the three months ended June 30, 1999.

  Interest expense, net. Interest expense, net, decreased slightly from $119,000 during the three months ended June 30, 1998 to $85,000 during the three months ended June 30, 1999. The average borrowings required for operations were comparable during the three months ended June 30, 1998 and 1999. The net decrease is due primarily to interest income on cash equivalents and short-term investments subsequent to the initial public offering.

  Income taxes. Before our initial public offering, Litronic Industries Inc. had elected to be treated as an S corporation under the provisions of Section 1362 of the Internal Revenue Code of 1986. Accordingly, we did not provide for federal income taxes at the corporate level. We were subject to state taxes on earnings before taxes. The provision for state income taxes was a credit of $7,000 for the three months ended June 30, 1998. Subsequent to the initial public offering, we are taxed as a C corporation and therefore we have recognized a tax benefit of $294,000 for the three months ended June 30, 1999. In assessing the realizability of the net deferred tax assets classified as non-current assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on our projected earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at June 30, 1999. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, however, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years.

Results of operations - comparison of the six months ended June 30, 1999 and
1998

Total revenues. Total revenues increased 30% from $3.2 million during the six months ended June 30, 1998 to $4.2 million during the six months ended June 30, 1999. The increase was primarily attributable to sales of products by Pulsar subsequent to the acquisition of $1.7 million and research and development revenue of $695,000 offset by decreased license and service revenues of $575,000.

During the six months ended June 30, 1998, we derived 36%, 24% and 19% of our revenue from sales to Lockheed Martin Corporation, U.S. Army Corps of Engineers and the National Security Agency. During the six months ended June 30, 1999, we derived 17%, 17%, and 14% of our revenue from sales to Lockheed Martin Corporation, the National Security Agency and Prince Georges County.

Sales to federal government agencies accounted for approximately 42% and 45% of our sales during the six months ended June 30, 1998 and 1999.

  Product revenue. Product revenue increased 36% from $2.4 million in the six months ended June 30, 1998 to $3.2 million in the six months ended June 30, 1999. The increase was primarily attributable to sales of products by Pulsar subsequent to the acquisition of $1.7 million offset by reduced sales of ARGUS 300 products to the U.S. Army Corps and reader/writers to Lockheed Martin Corporation under the Defense Messaging System contract of $800,000.

  License and service revenue. License and service revenue decreased from $827,000 during the six months ended June 30, 1998 to $252,000 during the six months ended June 30, 1999, primarily due to a decrease of $557,000 in revenue from the National Security Agency Defense Messaging System support services.

  Research and development revenue. Research and development revenue for the six months ended June 30, 1999 of $695,000 represents amounts earned under a contract with the National Security Agency under which we are designing a microprocessor meeting minimum specifications established by the National Security Agency. We have contracted with others to perform aspects of this project. All related project costs are expensed as research and development as incurred. The related research and development costs are not separately identifiable. Therefore, the corresponding costs of the entire development effort are included in research and development expenses.

  Product gross margin. Product gross margins decreased as a percentage of net product revenue from 55% during the six months ended June 30, 1998 to 20% during the six months ended June 30, 1999. The decrease resulted primarily from sales of low margin products of Pulsar subsequent to the acquisition of Pulsar and decreased sales of ARGUS data encryption products to the U.S. Army Corps of Engineers.

  License and service gross margin. License and service gross margin decreased as a percentage of its revenue from 37% during the six months ended June 30, 1998 to (9%) during the six months ended June 30, 1999. This decrease resulted primarily from a decrease in license and service revenues along with higher compensation costs associated with the increased emphasis on building our infrastructure related to professional services capabilities.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 88% from $1.2 million during the six months ended June 30, 1998 to $2.3 million during the six months ended June 30, 1999. As a percentage of revenue, selling, general and administrative expenses increased from 38% during the six months ended June 30, 1998 to 55% during the six months ended June 30, 1999. Selling, general and administrative expenses increased primarily due to increased staffing to support business expansion, inclusion of Pulsar's selling, general and administrative for a two week period and increased professional fees.

  Research and development expenses. Research and development expenses increased 137% from $634,000 during the six months ended June 30, 1998 to $1.5 million during the six months ended June 30, 1999. The increase was primarily attributable to increased costs associated with increased new product development, including expenses associated with the development efforts of the Forte microprocessor, which we are designing in conjunction with Atmel Corporation, and increased staffing to support research and development efforts including the Forte project. As a percentage of revenue, research and development expenses increased from 20% during the six months ended June 30, 1998 to 36% during the six months ended June 30, 1999.

  Interest expense, net. Interest expense, net, decreased slightly from $227,000 during the six months ended June 30, 1998 to $193,000 during the six months ended June 30, 1999. The average borrowings required for operations were comparable during the six months ended June 30, 1998 and 1999. The net decrease is due primarily to interest income on cash equivalents and short-term investments subsequent to the initial public offering.

  Income taxes. Before the initial public offering, Litronic Industries, Inc. had elected to be treated as an S corporation under the provisions of Section 1362 of the Internal Revenue Code of 1986. Accordingly, we did not provide for federal income taxes at the corporate level. We were subject to state taxes on earnings before taxes. The provision for state income taxes was a credit of $58,000 for the six months ended June 30, 1998. Subsequent to the initial public offering, we are taxed as a C corporation and therefore has a recognized a tax benefit of $285,000 for the six months ended June 30, 1999. In assessing the realizability of the net deferred tax assets classified as non-current assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the Company's projected earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at June 30, 1999. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.


LIQUIDITY AND CAPITAL RESOURCES

In June 1999, we completed our initial public offering of common stock. The net proceeds of the offering were $36,919,000.

In June 1999 we entered into a three-year agreement with Fidelity Funding permitting borrowings under a new $20.0 million secured revolving line of credit facility commencing on June 14, 1999. The agreement provides for an annual interest rate of prime plus .625%; a pledge of substantially all of our personal and real property as collateral; and maximum borrowings equal to 85% of our eligible accounts receivable plus the lesser of (a) 50% of the value of our eligible on-hand inventory or (b) $1.0 million.

We believe that the current availability under our $20.0 million revolving line of credit and existing cash and cash equivalents, and short term investments, will be sufficient to satisfy our contemplated cash requirements for at least the next 12 months, including planned capital expenditures of approximately $1.2 million and an anticipated increase in rent expense of $400,000 per year following the anticipated relocation of our California headquarters.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors including, but not limited, to:

   .  the market acceptance of our products and services
   . the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the market place
   .  research and development plans
   .  levels of inventory and accounts receivable
   .  technological advances
   .  competitors responses to our products and services
   .  relationships with partners, suppliers and customers
   .  our projected capital expenditures

In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

In the year ended December 31, 1998, our financing requirements were obtained from bank financing and loans from principal shareholders and affiliates. Some of our borrowings contain covenants and restrictions, including maintenance of minimum tangible net worth and working capital, and they prohibit the payment of dividends. We were in compliance with or had received waivers for these covenants as of December 31, 1998 and as of June 30, 1999.

During the six months ended June 30, 1999 cash used in operations was $6,838,000 primarily due to a net loss of $2,491,000 and decreases accounts payable of $2,500,000 and accrued liabilities of $732,000.

During the six months ended June 30, 1999, cash used in investing activities was $6,093,000 and resulted primarily from short term investment transactions.

During the six months ended June 30, 1999, cash provided by financing activities was $21,623,000, consisting primarily of net proceeds from the initial public offering of $35,323,000, and borrowings of $5,080,000 under bank borrowing agreements. These were offset by repayments of $18,780,000 under bank borrowing agreements.

YEAR 2000 ISSUES

  An issue affecting us and others is the inability of many computer systems and applications to process the year 2000 date change, the date 9/9/99 and the leap year 2000. Many currently installed computer systems and software applications are coded to accept only two digit entries in the date code field. These date code fields will need to accept entries to distinguish 21st century dates from 20th century dates. The inability to recognize or properly treat the year 2000 issue may cause our systems and applications to process critical financial and operational information incorrectly.

  We have established a committee to determine the extent to which we may be vulnerable to the year 2000 issue. The committee is responsible for the ongoing assessment, renovation of, testing, and certification of all business-critical infrastructure systems and applications software. In the process of its evaluation of the year 2000 issue, the committee has developed potential business disruption scenarios and contingency plans. The costs incurred to date related to the year 2000 issue have related primarily to time spent by employees in year 2000 compliance matters and have not been significant. We do not believe future costs will be significant. The following is a description of how we have categorized and are addressing the year 2000 issue.

Internal systems

 We have evaluated our internal computer systems in an effort to determine the actions, if any, necessary to make them year 2000 compliant. Our evaluation has involved testing our systems to ensure that they are year 2000 compliant. Based on its present review of our systems, the committee has determined that we do not have a high risk of computer-related internal systems problems from the year 2000 issue.

Embedded systems

 We also recognize that there are risks with respect to embedded systems that are not necessarily part of our information technology systems but contain microprocessor chips which may not function properly with the change of date to the year 2000. The majority of the embedded systems on which we rely in our day-to-day operations are owned and managed by the lessors of the buildings in which our offices are located, or by agents of these lessors. We have received letters from our lessors and, as applicable, their agents indicating the year 2000 compliance of the embedded systems. Based upon these responses we do not believe there are any year 2000 compliance issues with our embedded systems.

 Because we believe that our information technology and embedded systems will be substantially year 2000 compliant in advance of the year 2000 date change, we have no contingency plan to address non-compliance. We expect that, as we complete testing of information technology and embedded systems, we will develop contingency plans if we determine that any business critical systems will not be year 2000 compliant.

Outside vendors and customers

 Disruptions with respect to the computer systems of vendors or customers, which are outside our control, could impair our ability to obtain services or conduct business with our customers. Disruptions of our utilities or telecommunications systems could have a material adverse effect upon our financial condition and results of operations. We believe that no other providers are material to our business. Disruptions of customers' computer systems could interfere with customers' ability to make timely payments on accounts, could disrupt our customers' ability to manage the installation process of our products, which could adversely affect our ability to reach our milestones, and thus to recognize revenue, and could disrupt other administrative activities.

 The committee has sent year 2000 issue questionnaires to our significant vendors, suppliers and customers. Although the responses we have received do not indicate any significant year 2000 issues, we do not have any assurances that all of our significant vendors, suppliers and customers will take the necessary steps to ensure that their respective systems will be protected against the year 2000 issue or that even if such steps are taken, they will be successful. As we continue to assess the risk of our significant vendors', customers' and suppliers' systems, we will develop and implement, if necessary, curative plans and contingency plans to address any year 2000 compliance issues.

Our products

 We have determined that our products, to the extent that underlying hardware platforms, operating systems and databases will accommodate the year 2000 date change, are year 2000 compliant and will accommodate the year 2000 date change.

 We anticipate that virtually all of our customers and potential customers will be required to evaluate their information technology systems with respect to the year 2000 date change and that some of our customers and potential customers may incur material costs in connection with this evaluation and any necessary repairs and replacements. Customers and potential customers may be required to devote material portions of their information technology budgets to these evaluations, repairs and replacements, which could materially reduce their other information technology purchases in 1999, including their purchases of Litronic's products, particularly as the year 2000 date change draws closer. We do not have any information as to the degree to which this issue will affect our customers or potential customers.

Summary

 There can be no assurance that any year 2000 issue-related precautions with respect to our internal information technology systems, embedded systems or our products will eliminate the numerous and varied risks associated with the year 2000 date change. Further, there is a risk that we will be adversely affected by the year 2000 issue or related difficulties encountered by vendors or customers or by any downturn in information technology purchases or in the economy in general as the year 2000 date change draws nearer. Any of these risks could adversely affect our business.

 Management believes that the most likely worst case scenario related to the year 2000 issues that we may experience would be either an inability to obtain inventory components from suppliers or delays in receiving orders or payments from customers due to year 2000 problems experienced by these third parties. These events, if experienced, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

QUARTERLY EARNINGS FLUCTUATIONS

Fluctuations in quarterly operating results

 Our quarterly operating results may fluctuate significantly as result of a variety of factors, many of which are outside our control. These factors include:

 .  the length of our customer commitments;

 .  patterns of information technology spending by customers;

 . the timing, size, mix and customer acceptance of our product and service product offerings and those of our competitors;

 .  the timing and magnitude of required capital expenditures;

 .  the need to use outside contractors to complete some assignments; and

 .  general economic conditions.

 In addition, the sales and implementation cycles associated with our product sales and network design and implementation activities can, as a result, be lengthy, potentially lasting from 45 to 90 days. Evaluating customers' data security needs and designing and implementing custom networks typically requires significant expenditure of time, capital and other resources. Customers' purchasing decisions for our products and systems may be subject to delay due to many factors not within our control, such as the significant expense of many data security products and network systems, customers' internal budgeting process, year 2000 concerns and the other procedures customers may require for the approval of large purchases. Further, the implementation process is subject to delays resulting from administrative concerns associated with incorporating new technologies into existing networks, deployment of a new network system and data migration to the new system.

 As a result, comparisons of quarterly results may not be meaningful and should not be relied upon, nor will they necessarily reflect on future performance. Fluctuations in quarterly operating results may adversely affect the trading price of our common stock if our operating results are below the expectations of public market analysts and investors.

New accounting standards

 In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. The new statement established accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

 In December 1998, the AICPA issued SOP 98-9. SOP 98-9 amends paragraphs of
SOP 97-2 to require recognition of revenue using the residual method under some circumstances, and is effective for fiscal years beginning after March 15, 1999.

 The adoption of these new standards is not expected to have a material impact on our consolidated financial statements.

BUSINESS ENVIRONMENT AND RISK FACTORS

RISK FACTORS

We have a history of losses and may incur future losses.

We may not become profitable or significantly increase our revenue. Litronic incurred net losses of $1.4 million for the year ended December 31, 1998 and $2.5 million for the six months ended June 30, 1999. Pulsar incurred net losses of $8.1 million for the year ended December 31, 1998 and $1.8 million for the three months ended March 31, 1999. Our pro forma combined statements of operations, included in the prospectus filed in June, 1999, reflect net losses of $11.6 million for the year ended December 31, 1998. Our net loss for the six months ended June 30, 1999 was $5.7 million.

Our inability to integrate, or implement our plans for, the operations of Pulsar may adversely affect our business.

Our failure to successfully integrate, or implement our plans for, the operations of Pulsar would significantly diminish the value of the Pulsar acquisition and adversely affect our future operations. Moreover, integration of the Pulsar acquisition may place strain on our managerial and financial resources, which could, in turn, adversely affect our business. To achieve the full benefits of the Pulsar acquisition, we need to:

 . integrate our administrative, financial and engineering resources and coordinate our marketing and sales efforts;

 . roll out our data security products to Pulsar's existing client base;

 . successfully complete the implementation of Pulsar's recent shift in product reselling focus;

 . expand Pulsar's professional service offerings; and

 . increase sales of Pulsar's products and professional services.

 We may not be able to successfully implement any of these plans.

The goodwill and other intangibles acquired in the Pulsar acquisition may have an adverse impact on our operating results and the market price of our common stock.

$36.3 million, or 60%, of our assets as of June 30, 1999, consisted of intangible assets, including goodwill, arising from the acquisition of Pulsar. This amount, the components of which are amortized over 10 to 15 years, constitutes a non-cash, non-tax deductible expense in each amortization period that will reduce net income or increase net loss for that period. The reduction in our net earnings or an increase in our net loss resulting from the amortization of goodwill and other intangibles may have an adverse impact on our operating results and the market price of our common stock. There is also a risk that we may never realize the value of our intangible assets.

The terms of our loan agreements could limit our ability to implement our business strategy.

The terms of our loan agreements with our credit providers could limit our ability to implement our strategy. In addition to substantially prohibiting us from incurring additional indebtedness, our loan agreements with these creditors limit or prohibit us from:

  . declaring or paying cash dividends;
  . making capital distributions or other payments to stockholders; . merging or consolidating with another corporation; or . selling all or substantially all of our assets.

We derive a substantial portion of our revenue from a small number of customers and, therefore, the loss of even one of these customers could significantly and negatively impact our operating results.

We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. For the year ended December 31, 1998, we derived 81% of our revenue from three customers. For the six months ended June 30, 1999, we derived 58% of our revenue from five customers.

Doing business with the U.S. government entails many risks which could adversely affect us.

Sales to U.S. government agencies accounted for 81% of our revenue for the year ended December 31, 1998 and 45% of our revenue for the six months ended June 30, 1999. Our sales to these agencies are subject to risks, including:

   . early termination of our contracts;
   . disallowance of costs upon audit; and
   . the necessity to participate in competitive bidding and proposal processes, which is costly, time consuming and may result in unprofitable contracts.

In addition, the government may be in a position to obtain greater rights with respect to our intellectual property than we would grant to other entities. Government agencies also have the power, based on financial difficulties or investigations of its contractors, to deem contractors unsuitable for new contract awards. Because we engage in the government contracting business, we have been and will be subject to audits and may be subject to investigation by governmental entities. Failure to comply with the terms of any of our governmental contracts could result in substantial civil and criminal fines and penalties, as well as our suspension from future government contracts for a significant period of time, any of which could adversely affect our business.

If use of the Internet and other communications networks based on Internet protocols does not continue to grow, demand for our products may not increase.

Increased demand for our products depends in large part on the continued growth of the Internet and Internet protocol-based networks and the widespread acceptance and use of these mediums for electronic commerce and communications. Because electronic commerce and communications over these networks are evolving, we cannot predict the size of the market and its sustainable growth rate. A number of factors may affect market size and growth rate, including:

   . the use of electronic commerce and communications may not increase, or may increase more slowly than we expect;
   . the Internet infrastructure and communications services to support electronic commerce may not be able to continue to support the demands placed on it by continued growth; and
   . the growth and reliability of electronic commerce and communications could be harmed by delays in development or adoption of new standards and protocols to handle increased levels of activity or by increased governmental regulation.


If PKI technology is compromised, our business would be adversely affected.

Many of our products are based on PKI technology. The security afforded by this technology depends on the integrity of a user's private key, which depends in part on the application of algorithms, or advanced mathematical factoring equations. The occurrence of any of the following could result in a decline in demand for our data security products:

   . any significant advance in techniques for attacking PKI systems, including the development of an easy factoring method or faster, more powerful computers;
   . publicity of the successful decoding of cryptographic messages or the misappropriation of private keys; and
   . government regulation limiting the use, scope or strength of PKI.

If we do not respond to rapid technological changes, our products and service offerings could become obsolete.

If we are unable to modify existing products and develop new products that are responsive to changing technology and standards and meet customer needs in a timely and cost effective manner, our business could be adversely affected. The markets we serve are characterized by rapidly changing technology, emerging industry standards and frequent introduction of new products. The introduction of products embodying new technologies and the emergence of new industry may render our products obsolete or less marketable. The process of developing our products and services is extremely complex and requires significant continuing development efforts.

If we fail to establish and maintain strategic relationships, our ability to develop and market our products would be adversely affected.

The loss of any of our existing strategic relationships, or the inability to create new strategic relationships in the future, could adversely affect our ability to develop and market our products. We depend upon our partners to develop and market products and to fund and perform their obligations as contemplated by our agreements with them. We do not control the time and resources devoted by our partners to these activities. These relationships may not continue or may require us to spend significant financial, personnel and administrative resources from time to time. We may not have the resources available to satisfy our commitments, which may adversely affect our strategic relationships. Further, our products and services may compete with the products and services of our strategic partners. This competition may adversely affect our relationships with our strategic partners, which could adversely affect our business.

We depend on key management personnel.

Our success will depend largely on the continuing efforts of our executive officers and senior management, especially those of Kris Shah, our chairman of the board and chief executive officer, and William W. Davis, Sr., our president and chief operating officer. Our business may be adversely affected if the services of any of our key personnel become unavailable to us. We have not entered into employment agreements with any employees other than Messrs. Shah and Davis. Even with these agreements, there is a risk that these individuals will not continue to serve for any particular period of time. While we have obtained key person life insurance policies on the lives of Messrs. Shah and Davis, each in the amount of $3.0 million, these amounts may not be sufficient to offset the loss of their services.

There is significant competition in our industry for highly skilled employees and our failure to attract and retain technical personnel would adversely affect our business.

We may not be able to successfully attract or retain highly skilled employees. Our inability to hire or retain highly qualified individuals may impede our ability to develop, install, implement and service our software and hardware systems, customers and potential customers or efficiently conduct our operations, all of which may adversely affect our business. The data security and networking solution industries are characterized by a high level of employee mobility, and the market for highly qualified individuals in the computer-related fields is intense. This competition means there are fewer highly qualified employees available to hire and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Furthermore, there is increasing pressure to provide technical employees with stock options and other equity interests, which may dilute earnings per share.

Potential product defects could subject us to claims from customers.

  Products as complex as those we offer may contain undetected errors or result in failures when first introduced or when new versions are released. Despite our product testing efforts and testing by current and potential customers, it is possible that errors will be found in new products or enhancements after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance or claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business.

We may be exposed to potential liability for actual or perceived failure to provide required products or services.

  Because our customers rely on our products for critical security applications, we may be exposed to potential liability claims for damage caused to an enterprise as a result of an actual or perceived failure of our products. An actual or perceived breach of enterprise network or data security systems of one of our customers, regardless of whether the breach is attributable to our products or solutions, could adversely affect our business reputation. Furthermore, our failure or inability to meet a customer's expectations in the performance of our services, or to do so in the time frame required by the customer, regardless of our responsibility for the failure, could:

   . result in a claim for substantial damages against us by the customer;

   . discourage customers from engaging us for these services; and

   . damage our business reputation.

  In addition, as a professional services provider, a portion of our business involves employing people and placing them in the workplace of other businesses. Therefore, we are also exposed to liability for actions taken by our employees while on assignment.

Problems relating to the year 2000 issue could adversely affect our business.

  We are in the process of surveying our major vendors regarding year 2000 compliance. Until we complete our survey we cannot fully assess the year 2000 status of any of our vendors or suppliers. The failure of our significant vendors and customers to make their products and systems year 2000 compliant may adversely affect the performance of our products, which may in turn adversely affect our business. Customers or third parties might seek indemnification or damages from us as a result of year 2000 issue-related errors caused by or not prevented by our products or services. We cannot predict the extent to which we might be liable for these costs, but it is conceivable in general that year 2000 errors could result in substantial judgments against us or other providers of information technology. If we were to suffer an adverse judgment as a result of prior year 2000 noncompliance of our products, it may have an adverse impact on our business.

  Customers' purchasing decisions could be affected by the year 2000 issue as they may need to expend significant resources to correct their existing systems. This situation may result in reduced funds available to implement the infrastructure needed to conduct trusted and secure electronic commerce and communications over the Internet, intranets and extranets. These factors could lead to a decline in sales of our products and services, which could, in turn, adversely affect our business.

  The extent of the potential impact of the year 2000 issue generally is not known, and we cannot predict the likelihood that the year 2000 issue will cause a significant disruption in the economy as a whole.

We face intense competition from a number of sources.

  The markets for our products and services are intensely competitive and, as a result, we face significant competition from a number of different sources. We may be unable to compete successfully as many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. In addition, there are several smaller and start-up companies with which we compete from time to time. We also expect that competition will increase as a result of consolidation in the information security technology and product reseller industries.

Third parties could obtain access to our proprietary information or independently develop similar technologies because of the limited protection for our intellectual property.

  Our business, financial condition and operating results could be adversely affected if we are unable to protect our intellectual property rights. Notwithstanding the precautions we take, third parties may copy or obtain and use our proprietary technologies, ideas, know-how and other proprietary information without authorization or independently develop technologies similar or superior to our technologies. In addition, the confidentiality and non-competition agreements between us and our employees, distributors, and clients may not provide meaningful protection of our proprietary technologies or other intellectual property in the event of unauthorized use or disclosure. Policing unauthorized use of our technologies and other intellectual property is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Furthermore, the laws of other jurisdictions may afford little or no effective protection of our intellectual property rights.

We may face claims of infringement of proprietary rights.

  There is a risk that our products infringe the proprietary rights of third parties. In addition, whether or not our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us and we could incur significant expense in defending them. If any claims or actions are asserted against us, we may be required to modify our products or seek licenses for these intellectual property rights. We may not be able to modify our products or obtain licenses on commercially reasonable terms, in a timely manner or at all. Our failure to do so could adversely affect our business.

Our efforts to expand international operations are subject to a number of risks.

  We are currently seeking to increase our international sales. Our inability to maintain or to obtain federal or foreign regulatory approvals relating to the import or export of our products on a timely basis could adversely affect our ability to expand our international business. Additionally, our international operations could be subject to a number of risks, any of which could adversely affect our future international sales, including:

   . increased collection risks;

   . trade restrictions;

   . export duties and tariffs; and

   . uncertain political, regulatory and economic developments.

Our ability to produce the Forte PKIcard on a timely and cost-effective basis depends on the availability of a computer chip from a third-party supplier, with whom we do not expect to maintain a supply agreement.

  Any inability to receive adequate supplies of Atmel Corporation's specially designed Forte microprocessor would adversely affect our ability to complete and sell the Forte PKIcard. We do not anticipate maintaining a supply agreement with Atmel Corporation for the Forte microprocessor. If Atmel were unable to deliver the Forte microprocessor for a lengthy period of time or terminated its relationship with us, we would be unable to produce the Forte PKIcard until we could design a replacement computer chip for the Forte microprocessor. We anticipate this would take substantial time and resources to complete.

A small number of stockholders, including our officers and directors, have the ability to control stockholder votes.

Kris Shah and members of his family, William W. Davis, Sr. and Lillian A. Davis beneficially own, in the aggregate, approximately 62.0% of our outstanding common stock. These stockholders, if acting together, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control.

There are lawsuits pending and threatened against the Company which could adversely affect our business if they are resolved against Pulsar.

  Lawsuits are pending against and threatened Pulsar which, if resolved against Pulsar, could materially and adversely affect our business and financial condition. These lawsuits and threats claim: (a) damages of approximately $10.3 million resulting from Pulsar's alleged breach of a contract for government contract bid preparation Services, (b) unspecified damages resulting from alleged race and age discrimination in connection with the termination of a Pulsar employee and (c) damages by a former employee relating to amounts due under an employment contract including approximately $200,000 of incentive compensation and an equity stake in Pulsar.

Our stock price could be extremely volatile.

 The trading price of our common stock has been and may continue to be highly volatile as a result of factors specific to us or applicable to our market and industry in general. These factors, include:

 . variations in our annual or quarterly financial results or those of our competitors;

 . changes by financial research analysts in their recommendations or estimates of our earnings;

 . conditions in the economy in general or in the information technology service sector in particular;

 . announcements of technological innovations or new products or services by us or our competitors; and

 . unfavorable publicity or changes in applicable laws and regulations, or their judicial or administrative interpretations, affecting us or the information technology service sectors.

 In addition, the stock market has recently been subject to extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, some companies have been sued by their stockholders. If we were sued, it could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

 Our certificate of incorporation and bylaws contain provisions that may deter a takeover or a change in control or prevent an acquisition not approved by our board of directors, or that may adversely affect the price of our common stock.

The number of shares eligible for future sale and the existence of registration rights could depress the market for our common stock.

  A substantial number of our shares of common stock are tradeable in the public market. This may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of additional equity securities. An aggregate of 3,870,693 of the 6,040,631 shares currently restricted from trading in the public market will become eligible for sale on September 12, 1999, subject to agreements with the lead underwriters of our initial public offering restricting their sale for periods of at least six months. We cannot predict the effect, if any, that sales of these additional securities or the availability of these additional securities for sale will have on the market prices prevailing from time to time. In addition, the representatives of the underwriters of the initial public offering have also been granted registration rights commencing one year from the date of the initial public offering providing for the registration under the Securities Act of the securities issuable upon exercise of the representatives' warrants. The exercise of these rights could result in substantial expense to us. Furthermore, if the representatives exercise their registration rights, they will be unable to make a market in our securities for up to nine days before the initial sales of the warrants until the discontinuation of sales. If the representatives cease making a market, the market and market prices for the securities may be adversely affected and the holders of these securities may be unable to sell them.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Investment Portfolio

 We do not use derivative financial instruments in our held to maturity investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer or type of investment. We do not expect any material loss with respect to our investment portfolio, and market value approximates cost at June 30, 1999.

The table below provides information about our held to maturity investment portfolio. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates. Our investment policy requires that all investments mature in 90 days or less, with a weighted average maturity of no longer than 90 days.

Principal (notional) amounts, all investments mature before July 31, 1999:

                               June 30,
                                 1999
                                 ----
Cash equivalents               $ 8,841
  Weighted average rate           4.92%
Short term investments           6,000
  Weighted average rate           5.38%
Total portfolio                $14,841
  Weighted average rate           5.11%

Interest Rate Sensitivity

 Of the Company's $4.2 million indebtedness at June 30, 1999, $3.6 million and $82,000 of such debt bear interest at 7.75% and 8.125%, respectively, which fluctuate based on changes in prime rate. A 10% change in the underlying prime rate would result in an approximately $37,000 change in the annual amount of interest paid on such debt.


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings -

     We are involved from time to time in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation which we believe will have a material impact on our results of operations, financial condition or liquidity, other than the following:

     In the course of its business, Pulsar has been extended credit from several trade vendors for the purchase of supplies, equipment, merchandise and services. Pulsar's accounts for several of these trade vendors have been past due for a significant amount of time. As a result, several of these trade vendors have filed lawsuits against Pulsar seeking to collect the amounts owed by Pulsar. In addition, a local government agency has filed a claim for back taxes owed by Pulsar. The aggregate amount claimed under these lawsuits was approximately $1.8 million, plus interest, attorney's fees and costs. Pulsar has entered into settlements including stipulated judgments covering some of the lawsuits. The majority of these claims have been paid as of June 30, 1999.

     On January 16, 1998, G2 Resources Inc. filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claims that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provides that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amount to approximately $10.3 million. Pulsar has asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claims that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar has asserted defenses to Classical's claim. Pulsar believes that the claims of G2 and Classical against Pulsar are without merit and intends to continue to vigorously defend against the claims. If G2 or Classical were to prevail in this lawsuit, our business and financial condition could be materially adversely affected.

     On July 11, 1997, Rudolph Menna filed a complaint against Pulsar and William W. Davis, Sr. in the U.S. District Court for Northern District of Georgia, Atlanta Division. Mr. Menna alleges that he was wrongfully terminated as a Pulsar employee and that Pulsar and Mr. Davis unlawfully discriminated against him on the basis of race and age. Mr. Menna's complaint seeks an unspecified amount of damages including back pay, front pay, benefits, compensatory and punitive damages, interest and attorneys fees. Pulsar and Mr. Davis have filed an answer denying the material allegations in the complaint. Pulsar and Mr. Davis believe that Mr. Menna's lawsuit is without merit and intend to continue to vigorously defend against it. If Mr. Menna were to prevail in the suit our business and financial condition could be materially adversely affected.

     On April 19, 1999, A&T Marketing Inc. filed a complaint against Pulsar in the Circuit Court for Prince George's County, Maryland. A&T claims that Pulsar owes A&T $262,000 plus interest and costs, for software that A&T sold Pulsar in 1998. Pulsar believes it has defenses to A&T's claim and that A&T's claim is without merit. Pulsar intends to vigorously defend against the claim.

Item 2. Changes in Securities and Use of Proceeds - None.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information - None.

Item 6. Exhibits and Reports on Form 8-K - None.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 15, 1999


                 Litronic Inc.


                 By: /s/ Kris Shah
                    ---------------------------------------
                    Kris Shah
                    Director, Chairman of the Board
                    and Chief Executive Officer


                 By: /s/ Thomas W. Seykora
                    ---------------------------------------
                    Thomas W. Seykora
                    Chief Financial Officer and principal
                    accounting officer



                EXHIBIT INDEX



Exhibit Number                     Description
--------------                     -----------

Exhibit 27                         Financial Data Schedule