Form 10-Q
period 1999-09-30
LITRONIC INC
filed 1999-11-15
CIK 1078717

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               [LOGO OF LITRONIC]

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999,

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File No. 000-26227

                                 LITRONIC INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       33-0757190
        (State or other jurisdiction                          (I.R.S Employer
      of incorporation or organization)                     Identification No.)


2030 Main Street, Suite 1250 Irvine,California                     92614
  (Address of principal executive offices)                       (Zip Code)

                                 (949) 851-1085
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of November 8, 1999, the registrant had 9,741,986 shares of common stock outstanding.

================================================================================

                                 LITRONIC INC.

                                     INDEX

                                                                          Page
                                                                          ----
 Part I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements..........................................    3

          Condensed Consolidated Balance Sheets--September 30, 1999 and
           December 31, 1998............................................    3

          Condensed Consolidated Statements of Operations--Three and
           Nine months ended September 30, 1999 and 1998................    4

          Condensed Consolidated Statements of Cash Flows--Nine months
           ended September 30, 1999 and 1998............................    5

          Notes to Condensed Consolidated Financial Statements..........    6

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   24

 Part II. OTHER INFORMATION.............................................   25

 Item 1.  Legal Proceedings.............................................   25

 Item 2.  Changes in Securities and Use of Proceeds.....................   25

 Item 3.  Defaults upon Senior Securities...............................   25

 Item 4.  Submission of Matters to a Vote of Security Holders...........   25

 Item 5.  Other Information.............................................   25

 Item 6.  Exhibits and Reports on Form 8-K..............................   25

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 LITRONIC INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)
                                  (unaudited)

                                                     September 30, December 31,
                       ASSETS                            1999          1998
                       ------                        ------------- ------------
Current assets:
  Cash and cash equivalents.........................   $  5,810      $   898
  Accounts receivable (net of allowance for bad
   debts of $66 and $14 as of September 30, 1999 and
   December 31, 1998 respectively)..................     10,814          740
  Inventories.......................................        721          533
  Other current assets..............................      1,867          385
                                                       --------      -------
    Total current assets............................     19,212        2,556
Property and equipment, net.........................        666          235
Goodwill and other intangibles, net.................     35,614          --
Other assets........................................        625          --
                                                       --------      -------
                                                        $56,117      $ 2,791
                                                       ========      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   ----------------------------------------------
Current liabilities:
  Current installments of long-term debt............   $    334      $   580
  Accounts payable..................................      3,081          456
  Accrued liabilities...............................      1,586          762
                                                       --------      -------
    Total current liabilities.......................      5,001        1,798
  Long-term debt....................................        --         5,200
                                                       --------      -------
    Total liabilities...............................      5,001        6,998
                                                       --------      -------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.01 par value; Authorized
   5,000,000 shares; no shares issued or
   outstanding......................................        --           --
  Common stock, $.01 par value; 25,000,000 shares
   authorized; 9,741,986 and 3,870,693 shares issued
   and outstanding at September 30, 1999 and
   December 31,1998, respectively...................         98           39
  Additional paid-in capital........................     52,771          --
  Accumulated deficit...............................     (1,753)      (4,246)
                                                       --------      -------
    Total stockholders' equity (deficit)............     51,116       (4,207)
                                                       --------      -------
                                                       $ 56,117      $ 2,791
                                                       ========      =======

     See accompanying notes to condensed consolidated financial statements.

                                 LITRONIC INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)
                                  (unaudited)

                              Three Months Ended           Nine Months Ended
                          --------------------------- ---------------------------
                          September 30, September 30, September 30, September 30,
                              1999          1998          1999          1998
                          ------------- ------------- ------------- -------------
Revenues:
  Product...............     $15,574       $1,526        $18,784       $3,886
  License and service...         451           98            703          925
  Research and
   development..........         103          140            798          140
                             -------       ------        -------       ------
    Total revenues......      16,128        1,764         20,285        4,951
                             -------       ------        -------       ------
Costs and expenses:
  Cost of sales--
   products.............      13,245          686         15,807        1,740
  Cost of sales--license
   and service..........         364          390            639          909
  Selling, general and
   administrative.......       2,249          778          4,531        1,990
  Research and
   development..........         973          285          2,476          919
  Amortization of
   goodwill and other
   intangibles..........         709          --             827          --
                             -------       ------        -------       ------
Operating loss..........      (1,412)        (375)        (3,995)        (607)
Interest expense........         (86)        (107)          (324)        (338)
Interest income.........         119           12            163           16
                             -------       ------        -------       ------
Loss before income
 taxes..................      (1,379)        (470)        (4,156)        (929)
Benefit from income
 taxes..................         --            (3)          (285)         (61)
                             -------       ------        -------       ------
Net loss................     $(1,379)      $ (467)       $(3,871)      $ (868)
                             =======       ======        =======       ======
Net loss per share--
 basic and diluted......     $ (0.14)      $(0.12)       $ (0.63)      $(0.22)
                             =======       ======        =======       ======
Shares used in per share
 computations--basic and
 diluted................       9,742        3,871          6,154        3,871
                             =======       ======        =======       ======


     See accompanying notes to condensed consolidated financial statements.

                                 LITRONIC INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                          Nine Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         1999          1998
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................    $ (3,871)      $  (868)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization...................       1,062           153
   Deferred income tax benefit.....................        (285)          --
  Changes in assets and liabilities:
   Accounts receivable.............................      (5,184)         (175)
   Inventories.....................................          11          (104)
   Other current assets............................      (1,467)          (11)
   Accounts payable................................      (2,133)          193
   Accrued liabilities.............................        (493)         (599)
   Other assets....................................        (292)          --
                                                       --------       -------
     Net cash used in operating activities.........     (12,652)       (1,411)
                                                       --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..............        (182)          (77)
                                                       --------       -------
     Net cash used in investing activities.........        (182)          (77)
                                                       --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of
   issuance costs of $5,377........................      35,323           --
  Proceeds from revolving note payable to bank.....       9,142         4,205
  Proceeds from related party revolving line of
   credit..........................................         --            600
  Proceeds from long-term debt.....................       2,844         5,200
  Repayment of related party note payable..........                    (3,500)
  Principal payments on long-term debt.............     (29,563)       (4,330)
                                                       --------       -------
     Net cash provided by financing activities.....      17,746         2,175
                                                       --------       -------
     Net increase in cash..........................       4,912           687
                                                       --------       -------
Cash and cash equivalents at beginning of period...         898           490
                                                       --------       -------
Cash and cash equivalents at end of period.........    $  5,810       $ 1,177
                                                       ========       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest........................................    $    607       $   323
   Income taxes....................................           2           --
                                                       ========       =======

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

The Company issued 2,169,938 shares of common stock in connection with the acquisition of Pulsar. In connection with the acquisition, net assets purchased were as follows:

  Merger costs.....................................    $   (121)      $   --
  Fair value of net assets acquired less
   liabilities assumed.............................     (12,450)          --
  Goodwill and other intangibles...................      36,441           --
                                                       --------       -------
  Market value of common stock issued..............    $ 23,870       $   --
                                                       ========       =======

     See accompanying notes to condensed consolidated financial statements.

                                 LITRONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1999 and 1998
                                  (unaudited)
                     (in thousands, except per share data)

(1) General Information:

 Condensed Consolidated Financial Statements

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999; the results of operations for the three and nine months ended September 30, 1999 and 1998; and the statements of cash flows for the nine months ended September 30, 1999 and 1998. Interim results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 included in the Company's Form S-1 filed in June 1999.

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

   All of the outstanding shares of Litronic Industries, Inc. were exchanged for 3,870,693 shares of the Company's common stock. Consequently, as of June 8, 1999, the consolidated group includes the operations of Litronic Inc. and its wholly owned subsidiary Litronic Industries, Inc. The prior period financial statements have been restated to reflect the exchange of these shares.

   The Company also entered into a stock acquisition agreement with Pulsar Data Systems, Inc. (Pulsar) which was effected simultaneously with the Offering. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of the Company's common stock.

 Segment Reporting

   As of January 1, 1998, the Company adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information", which requires entities to report financial and descriptive information about its reportable operating segments. We provide professional Internet data security services and develop and market software and microprocessor-based products to secure electronic commerce business transactions and communications over the Internet and other communications networks based on Internet protocols. To increase our sales capacity and to capitalize on opportunities in the rapidly growing Internet information technology security market, we acquired Pulsar Data Systems, Inc. in June 1999. The Company's combined operations pertain to only one segment.

(2) Pro Forma Financial Information Reflecting Pulsar Acquisition

   The Company entered into a stock acquisition agreement with Pulsar which was effected simultaneously with the Offering. This acquisition was contingent upon the successful completion of the Offering and was completed on June 14, 1999. Litronic acquired all of the outstanding shares of Pulsar in exchange for

                                 LITRONIC INC.

                          September 30, 1999 and 1998

2,169,938 shares of the Company's common stock. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Pulsar have been included in the Company's consolidated financial statements from June 14, 1999. The excess of the purchase price over the fair value of the net assets acquired less the liabilities assumed, resulted in a total of $36.4 million recorded as goodwill and intangible assets which is being amortized on a straight-line basis over 10-15 years. The purchase price of the Pulsar acquisition was based on the fair market value of the common stock issued at June 14, 1999.

   The goodwill and intangibles include the following subcomponents:

                                                                     Useful life
   Description                                              Amount     (years)
   -----------                                              -------  -----------
   Distribution Channel.................................... $12,147       15
   Customer Base...........................................  12,147       10
   Goodwill................................................  12,147       15
                                                            -------
                                                             36,441
   Less accumulated amortization...........................    (827)
                                                            -------
                                                            $35,614
                                                            =======

   The following unaudited pro forma financial information presents the combined results of operations of Litronic and Pulsar for the nine month periods as if the acquisition had occurred as of the beginning of 1999 and 1998, after giving effect to certain adjustments including amortization of goodwill and other intangibles, increased interest expense on debt assumed and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Litronic and Pulsar constituted a single entity during such periods.

                                                                   Nine Months
                                                Nine Months Ended     Ended
                                                  September 30,   September 30,
                                                      1999            1998
                                                ----------------- -------------
   Total revenues..............................      $37,860         $66,329
                                                     =======         =======
   Net loss....................................      $(7,102)        $(6,707)
                                                     =======         =======
   Net loss per share, basic and diluted.......      $( 1.15)        $ (0.74)
                                                     =======         =======

(3) Inventories

   A summary of inventories follows:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
   Raw materials.....................................     $294          $239
   Work-in-process...................................      218            25
   Finished goods....................................      209           269
                                                          ----          ----
                                                          $721          $533
                                                          ====          ====

                                 LITRONIC INC.

                          September 30, 1999 and 1998


(4) Long-term Debt

   A summary of long-term debt follows:

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
Notes payable to bank secured by substantially all
assets of the Company and personal assets of, and a
guarantee by, the Company's chairman and majority
shareholder, bearing interest at 6.6% payable
monthly, paid on June 14, 1999.....................      $ --         $5,200

Revolving note payable to bank with maximum
availability of $20 million, bearing interest at
prime plus 1.5% (9.75% at December 31, 1998)
payable in monthly interest-only payments through
maturity on May 10, 2002; secured by substantially
all assets of the Company and by personal assets
of, and a guarantee by, the Company's chairman and
majority shareholder, renewable at the bank's
option for additional one-year periods paid in
September, 1999....................................        --            580

Other..............................................         33           --
                                                         -----        ------
                                                           334         5,780
Less current installments..........................        334           580
                                                         -----        ------
                                                         $ --         $5,200
                                                         =====        ======

   Principal maturities of long-term debt are as follows:

                                                                   September 30,
                                                                       1999
                                                                   -------------
       2000.......................................................     $334
       2001 and thereafter........................................      --
                                                                       ----
                                                                       $334
                                                                       ====

                                 LITRONIC INC.

                          September 30, 1999 and 1998


   The Company has a $20 million revolving credit agreement that matures on May 10, 2002. This agreement contains certain covenants and restrictions, including maintenance of certain financial ratios and a restriction on future borrowings. As of September 30, 1999, the Company was in compliance with the covenants. As of September 30, 1999, the Company had available borrowings of $20 million under the revolving credit agreement.

(5) Concentration of Risk and Significant Customers

   Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 1998 and September 30, 1999, accounts receivable included $308,000 and $9.7 million, respectively, due from the U.S. Government and related agencies. Sales to federal government agencies represented 87% and 75% of the Company's sales for the nine months ended September 30, 1998 and 1999, respectively.

   The Company had sales to 3 and 2 customers which represented 86% and 34%, respectively, of total revenue for the nine months ended September 30, 1998 and 1999. No other customers accounted for more than 10% of net revenues during the nine months ended September 30, 1998 and 1999. Trade accounts receivable aggregated $493,000 and $3.2 million from the aforementioned major customers as of December 31, 1998 and September 30, 1999, respectively.

   At September 30, 1999, the Company's investment portfolio consisted of $3.7 million in cash equivalents. The Company does not believe that it has a concentration of investment risk due to the diversification of the investment portfolio.

(6) 1999 Stock Option Plan

   Under the Company's 1999 Stock Option Plan (the "1999 Plan"), which was established in April 1999, the Company granted options to purchase 98,000 shares at an exercise price of $8.75 per share in June 1999, the fair market value on the date of grant.

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

   The computation of diluted net loss per share for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 excluded the effect of 300,758, 161,678, 360,647 and 249,679, respectively, of incremental common shares attributable to the exercise of outstanding common stock options because their effect was antidilutive.

(8) Contingent Liabilities

   The Company had cost reimbursable type contracts with the Federal Government. Consequently, the Company is reimbursed based upon their direct expenses attributable to the contract, plus a percentage based upon overhead, material handling, and general and administrative expenses. The overhead, material handling, and general and administrative rates are estimates. Accordingly, if the actual rates as determined by the Defense

                                 LITRONIC INC.

                          September 30, 1999 and 1998

Contract Audit Agency are below the Company's estimates, a refund for the difference would be due to the Federal Government. It is management's opinion that no material liability will result from any contract audits.

   On January 16, 1998, G2 Resources Inc. filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claims that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provides that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amount to approximately $10.3 million. Pulsar has asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claims that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar has asserted defenses to Classical's claim. Pulsar believes that the claims of G2 and Classical against Pulsar are without merit and intends to continue to vigorously defend against the claims. If G2 or Classical were to prevail in this lawsuit, our business and financial condition could be materially adversely affected. Management does not believe that the outcome will have a material impact on its financial statements.

   On July 11, 1997, Rudolph Menna filed a complaint against Pulsar and William
W. Davis, Sr. in the U.S. District Court for Northern District of Georgia, Atlanta Division. Mr. Menna alleges that he was wrongfully terminated as a Pulsar employee and that Pulsar and Mr. Davis unlawfully discriminated against him on the basis of race and age. Mr. Menna's complaint seeks an unspecified amount of damages including back pay, front pay, benefits, compensatory and punitive damages, interest and attorneys fees. A settlement of $140,000 has been tentative agreed to and has been accrued in its financial statements. The Company intends to seek indemnification or reimbursement from William Davis, Sr. and Lillian Davis, the former owners of Pulsar. Management does not believe that the outcome will have a material impact on its financial statements.

   On April 19, 1999, A&T Marketing Inc. filed a complaint against Pulsar in the Circuit Court for Prince George's County, Maryland. A&T claims that Pulsar owes A&T $262,000 plus interest and costs, for software that A&T sold Pulsar in 1998. Pulsar believes it has defenses to A&T's claim and that A&T's claim is without merit. Pulsar intends to vigorously defend against the claim. Management does not believe that the outcome will have a material impact on its financial statements.

   The Company is also involved in various routine legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that any potential liability arising from these claims against the Company would be minimal.

   As of September 30, 1999, Pulsar had not yet filed the Form 5500 Annual Return/Report for 1997 and 1998 for its Employee Retirement Plan. The Form 5500, along with an audit report, was due October 15, 1998 and 1999, respectively. The Company may be assessed penalties by both the Department of Labor and the Internal Revenue Service for its late filing. The Company has accrued $50,000, which represents the Company's estimate of the maximum amount of penalties that could be assessed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions we have made. Words such as "anticipates," "expects," "intend," "plans," "believes," "may," "will," or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, forecasts or other predictions regarding future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may include, but are not limited to, statements concerning projected revenues, expenses and income or loss, the need for additional capital, Year 2000 compliance, acceptance of our products, growth of the Internet, our ability to identify and consummate acquisitions and integrate these operations successfully, our ability to integrate previously acquired businesses successfully, the status of evolving technologies and their growth potential, our production capacity, and the outcome of pending and threatened litigation. These statements are not guarantees or assurances of future performance and are subject to various risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements. The section labeled "Risk Factors" set forth in this Form 10-Q and similar sections in our other Securities and Exchange Commission ("SEC") filings, including our prospectus filed in June 1999, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other SEC filings, before deciding to buy or sell our Common Stock. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Company Overview

   We provide professional Internet data security services and develop and market software and microprocessor-based products to secure electronic commerce business transactions and communications over the Internet and other communications networks based on Internet protocols. To increase our sales capacity and to capitalize on opportunities in the rapidly growing Internet information technology security market, we acquired Pulsar Data Systems, Inc. in June 1999.

RESULTS OF OPERATIONS

   The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                      Percentage of Total Revenues
                         -------------------------------------------------------
                             Three Months Ended           Nine Months Ended
                         --------------------------- ---------------------------
                         September 30, September 30, September 30, September 30,
                             1999          1998          1999          1998
                         ------------- ------------- ------------- -------------
Revenues:
  Product...............      96.6%         86.5%         92.6%         78.5%
  License and service...       2.8           5.6           3.5          18.7
  Research and
   development..........       0.6           7.9           3.9           2.8
                             -----         -----         -----         -----
  Total revenues........     100.0         100.0         100.0         100.0
                             -----         -----         -----         -----
Costs and expenses:
  Cost of sales--
   products.............      82.1          38.8          77.9          35.1
  Cost of sales--license
   and service..........       2.3          22.1           3.2          18.3
  Selling, general and
   administrative.......      13.9          44.1          22.3          40.2
  Research and
   development..........       6.0          16.2          12.2          18.5
  Amortization of
   goodwill and other
   intangibles..........       4.4           --            4.1           --
                             -----         -----         -----         -----
Operating loss..........      (8.8)        (21.2)        (19.7)        (12.1)
Interest expense........      (0.5)         (6.0)         (1.6)         (6.8)
Interest income.........       0.7           0.6           0.8           0.1
                             -----         -----         -----         -----
Loss before income
 taxes..................      (8.6)        (26.6)        (20.5)        (18.8)
Benefit from income
 taxes..................       --           (0.1)         (1.4)         (1.3)
                             -----         -----         -----         -----
Net loss................      (8.6)%       (26.5)%       (19.1)%       (17.5)%
                             =====         =====         =====         =====

Results of operations--comparison of the three months ended September 30, 1999 and 1998

   Total revenues. Total revenues increased 814% from $1.8 million during the three months ended September 30, 1998 to $16.1 million during the three months ended September 30, 1999. The increase was primarily attributable to sales of products by Pulsar of $14.8 million.

   During the three months ended September 30, 1998, we derived 56%, 22% and 11% of our revenue from sales to Lockheed Martin Corporation, the National Security Agency and U.S. Army Corps of Engineers. During the three months ended September 30, 1999, we derived 31%, and 12% of our revenue from sales to the U.S. Immigration and Naturalization Service and the U.S. Department of State.

   Sales to Federal government agencies accounted for approximately 89% and 84% of our sales during the three months ended September 30, 1998 and 1999, respectively.

   Product revenue. Product revenue increased 921% from $1.5 million during the three months ended September 30, 1998 to $15.6 million during the three months ended September 30, 1999. The increase was primarily attributable to sales of products by Pulsar of $14.8 million.

   License and service revenue. License and service revenue increased from $98,000 during the three months ended September 30, 1998 to $451,000 during the three months ended September 30, 1999, primarily due to an increase in revenue from the National Security Agency Defense Messaging System support services.

   Research and development revenue. Research and development revenue decreased from $140,000 during the three months ended September 30, 1998 to $103,000 for the three months ended September 30, 1999 due to completion of government fiscal year 1999 funding. This represents amounts earned under a contract with the

National Security Agency under which we are designing a microprocessor meeting minimum specifications established by the National Security Agency. We have contracted with others to perform aspects of this project. All related project costs are expensed as research and development as incurred. The related research and development costs are not separately identifiable. Therefore, the corresponding costs of the entire development effort are included in research and development expenses.

   Product gross margin. Product gross margins decreased as a percentage of net product revenue from 55% during the three months ended September 30, 1998 to 15% during the three months ended September 30, 1999. The decrease resulted primarily from sales of lower margin products of Pulsar.

   License and service gross margin. License and service gross margin increased as a percentage of its revenue from (298)% during the three months ended September 30, 1998 to 19% during the three months ended September 30, 1999. This increase resulted primarily from an increase in license and service revenue partially offset by higher compensation costs associated with the increased emphasis on building our infrastructure related to professional services capabilities.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 189% from $778,000 during the three months ended September 30, 1998 to $2.2 million during the three months ended September 30, 1999 primarily due to the acquisition of Pulsar and the resulting inclusion of Pulsar's selling, general and administrative expenses as well as increased staffing to support business expansion, and increased professional fees. As a percentage of revenue, however, selling, general and administrative expenses decreased from 44% during the three months ended September 30, 1998 to 14% during the three months ended September 30, 1999 reflecting the increase in revenues.

   Research and development expenses. Research and development expenses increased 241% from $285,000 during the three months ended September 30, 1998 to $973,000 during the three months ended September 30, 1999. The increase was primarily attributable to increased costs associated with increased new product development, including the development of the Forte microprocessor, which we are designing with Atmel Corporation, and increased staffing to support research and development efforts including the Forte project. As a percentage of revenue, however, research and development expenses decreased from 16% during the three months ended September 30, 1998 to 6% during the three months ended September 30, 1999 reflecting the increase in revenues.

   Interest expense (income), net. Interest expense (income), net, went from $95,000 interest expense during the three months ended September 30, 1998 to $(33,000) interest income during the three months ended September 30, 1999. The average borrowings required for operations were comparable during the three months ended September 30, 1998 and 1999. The change is due primarily to interest income on cash equivalents and short-term investments subsequent to the initial public offering.

   Income taxes. Before our initial public offering, Litronic Industries Inc. had elected to be treated as an S corporation under the provisions of Section 1362 of the Internal Revenue Code of 1986. Accordingly, we did not provide for Federal income taxes at the corporate level. We were subject to state taxes on earnings before taxes. The provision for state income taxes was a credit of $3,000 for the three months ended September 30, 1998. Subsequent to the initial public offering, we are taxed as a C corporation. In assessing the realizability of net deferred tax assets classified as non-current assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on our projected results of operations, we believe it is more likely than not that we will realize the benefit of the already existing net deferred tax assets at September 30, 1999. However, since the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years we have not recognized any tax benefit from operating losses in the three months ended September 30, 1999.

Results of operations--comparison of the nine months ended September 30, 1999 and 1998

   Total revenues. Total revenues increased 310% from $5.0 million during the nine months ended September 30, 1998 to $20.3 million during the nine months ended September 30, 1999. The increase was primarily attributable to sales of products by Pulsar subsequent to the acquisition of $16.5 million and an increase in research and development revenue of $658,000.

   During the nine months ended September 30, 1998, we derived 44%, 23% and 19% of our revenue from sales to Lockheed Martin Corporation, the National Security Agency and the U.S. Army Corps of Engineers. During the nine months ended September 30, 1999, we derived 24% and 10% of our revenue from sales to the U.S. Immigration and Naturalization Service and the U.S. Department of State.

   Sales to Federal government agencies accounted for approximately 87% and 75% of our sales during the nine months ended September 30, 1998 and 1999.

   Product revenue. Product revenue increased 383% from $3.9 million in the nine months ended September 30, 1998 to $18.8 million in the nine months ended September 30, 1999. The increase was primarily attributable to sales of products by Pulsar subsequent to the acquisition of $16.5 million offset by reduced sales of ARGUS reader/writers, primarily to Lockheed Martin Corporation, and related products of $1.2 million.

   License and service revenue. License and service revenue decreased from $925,000 during the nine months ended September 30, 1998 to $703,000 during the nine months ended September 30, 1999. The decrease was primarily due to decreased revenues from the National Security Agency Defense Messaging System support services agreement due to reduced requests for support services during the first half of 1999.

   Research and development revenue. Research and development revenue of $140,000 for the nine months ended September 30, 1998 and $798,000 for the nine months ended September 30, 1999 represents amounts earned under a contract with the National Security Agency under which we are designing a microprocessor meeting minimum specifications established by the National Security Agency. The increase is due to the fact that the project began in July 1998 and therefore, the nine months ended September 30, 1998 only includes revenues for two months. We have contracted with others to perform aspects of this project. All related project costs are expensed as research and development as incurred. The related research and development costs are not separately identifiable. Therefore, the corresponding costs of the entire development effort are included in research and development expenses.

   Product gross margin. Product gross margins decreased as a percentage of net product revenue from 55% during the nine months ended September 30, 1998 to 16% during the nine months ended September 30, 1999. The decrease resulted primarily from sales of low margin products of Pulsar subsequent to the acquisition of Pulsar and decreased sales of ARGUS data encryption products to the U.S. Army Corps of Engineers.

   License and service gross margin. License and service gross margin increased as a percentage of its revenue from 2% during the nine months ended September 30, 1998 to 9% during the nine months ended September 30, 1999. This increase resulted primarily from an increase in license and service revenues and lower cost of sales associated with the revenues.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 128% from $2.0 million during the nine months ended September 30, 1998 to $4.5 million during the nine months ended September 30, 1999 primarily due to the acquisition of Pulsar and the resulting inclusion of Pulsar's selling, general and administrative expenses as well as increased staffing to support business expansion and increased professional fees. As a percentage of revenue, however, selling, general and administrative expenses decreased from 40% during the nine months ended September 30, 1998 to 22% during the nine months ended September 30, 1999 reflecting the increase in revenues.

   Research and development expenses. Research and development expenses increased 169% from $919,000 during the nine months ended September 30, 1998 to $2.5 million during the nine months ended September 30, 1999. The increase was primarily attributable to increased costs associated with new product development, including the development of the Forte microprocessor, which we are designing with Atmel Corporation, and increased staffing to support research and development efforts including the Forte project. As a percentage of revenue, however, research and development expenses decreased from 19% during the nine months ended September 30, 1998 to 12% during the nine months ended September 30, 1999, reflecting the increase in revenues.

   Interest expense (income), net. Interest expense, net, changed from $322,000 interest expense during the nine months ended September 30, 1998 to $161,000 interest expense during the nine months ended September 30, 1999. The average borrowings required for operations were comparable during the nine months ended September 30, 1998 and 1999. The change is due primarily to interest income on cash equivalents and short-term investments subsequent to the initial public offering.

   Income taxes. Before the initial public offering, Litronic Industries, Inc. had elected to be treated as an S corporation under the provisions of Section 1362 of the Internal Revenue Code of 1986. Accordingly, we did not provide for federal income taxes at the corporate level. We were subject to state taxes on earnings before taxes. The provision for state income taxes was a credit of $61,000 for the nine months ended September 30, 1998. Subsequent to the initial public offering, we are taxed as a C corporation and therefore have recognized a tax benefit of $285,000 for the nine months ended September 30, 1999. In assessing the realizability of the net deferred tax assets classified as non-current assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the Company's projected results of operations, we believe it is more likely than not that the Company will realize the benefit of the already existing net deferred tax assets at September 30, 1999. However, since the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years we have not recognized any benefit subsequent to June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

   In June 1999, we completed our initial public offering of common stock. The net proceeds of the offering were $35.3 million.

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

   Our debt facilities contain covenants and restrictions, including maintenance of minimum tangible net worth and working capital, and prohibit the payment of dividends. We were in compliance with these covenants as of September 30, 1999.

   During the nine months ended September 30, 1999 cash used in operations was $12.7 million primarily due to a net loss of $3.9 million, increases in accounts receivable of $5.2 million and other current assets of $1.5 million and a decrease in accounts payable of $2.1 million. The larger amount of cash used in operations, as compared to $1.4 million in 1998, reflects increased expenditures related to the acquisition of Pulsar in June 1999.

   During the nine months ended September 30, 1999, cash provided by financing activities was $17.7 million, consisting primarily of net proceeds from the initial public offering of $35.3 million, and borrowings of $46.4 million under bank borrowing agreements. These were partially offset by repayments of $29.6 million under bank borrowing agreements.

   We believe that the current availability under our $20.0 million revolving line of credit and existing cash and cash equivalents will be sufficient to satisfy our contemplated cash requirements for at least the next 12 months, including planned capital expenditures of approximately $1,200,000 and an anticipated increase in rent expense of $400,000 per year following the anticipated relocation of our California headquarters.

   Although we believe that we have sufficient capital to fund our operations for at least the next 12 months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors including, but not limited, to:

  . the market acceptance of our products and services

  . the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the market place

  . research and development plans

  . levels of inventory and accounts receivable

  . technological advances

  . competitors' responses to our products and services

  . relationships with partners, suppliers and customers

  . our projected capital expenditures

   In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

YEAR 2000 ISSUES

   An issue affecting us and others is the inability of many computer systems and applications to process the year 2000 date change, and the leap year 2000. Many currently installed computer systems and software applications are coded to accept only two digit entries in the date code field. These date code fields will need to accept entries to distinguish 21st century dates from 20th century dates. The inability to recognize or properly treat the year 2000 issue may cause our systems and applications to process critical financial and operational information incorrectly.

   We have established a committee to determine the extent to which we may be vulnerable to the year 2000 issue. The committee is responsible for the ongoing assessment, renovation of, testing, and certification of all business-critical infrastructure systems and applications software. In the process of its evaluation of the year 2000 issue, the committee has developed potential business disruption scenarios and contingency plans, and tested critical systems. The costs incurred to date related to the year 2000 issue have related primarily to time spent by employees in year 2000 compliance matters and testing, and have not been significant. We do not believe future costs will be significant. The following is a description of how we have categorized and are addressing the year 2000 issue.

 Internal systems

   We evaluated our internal computer systems in an effort to determine the actions, if any, necessary to make them year 2000 compliant. Our evaluation involved testing our systems to ensure that they are year 2000 compliant. Based on our review of our systems, the committee has determined that we have no foreseen problems related to year 2000 internal computer system issues.

 Embedded systems

   We recognize that there are risks with respect to embedded systems that are not necessarily part of our information technology systems but contain microprocessor chips which may not function properly with the change of date to the year 2000. The majority of the embedded systems on which we rely in our day-to-day operations are owned and managed by the lessors of the buildings in which our offices are located, or by agents of these lessors. We have received letters from our lessors and, as applicable, their agents indicating the year 2000 compliance of the embedded systems. Based upon these responses we do not believe there are any year 2000 compliance issues with our embedded systems.

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

   The committee sent year 2000 issue questionnaires to our significant vendors, suppliers and customers. Although the responses we have received do not indicate any significant year 2000 issues, we do not have any assurances that all of our significant vendors, suppliers and customers will take the necessary steps to ensure that their respective systems will be protected against the year 2000 issue or that even if such steps are taken, they will be successful. We continually assess the risk of our significant vendors', customers' and suppliers' systems, and we will develop and implement, if necessary, curative plans and contingency plans to address any year 2000 compliance issues that may arise before year-end.

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

BUSINESS ENVIRONMENT AND RISK FACTORS

QUARTERLY EARNINGS FLUCTUATIONS

 Fluctuations in quarterly operating results

   Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. These factors include:

  . the length of our customer commitments;

  . patterns of information technology spending by customers;

  . the timing, size, mix and customer acceptance of our product and service product offerings and those of our competitors;

  .  the timing and magnitude of required capital expenditures; and

  .  the need to use outside contractors to complete some assignments.

RISK FACTORS

 We have a history of losses and may incur future losses.

   We may not become profitable or significantly increase our revenue. Litronic incurred net losses of $1.4 million for the year ended December 31, 1998 and $3.9 million for the nine months ended September 30, 1999. Pulsar incurred net losses of $8.1 million for the year ended December 31, 1998. Our pro forma combined statements of operations, included in the prospectus filed in June 1999, reflected net losses of $11.6 million for the year ended December 31, 1998. Our pro forma net loss for the nine months ended September 30, 1999 was $7.1 million.

 Our inability to integrate, or implement our plans for, the operations of Pulsar may adversely affect our business.

   Our failure to successfully integrate, or implement our plans for, the operations of Pulsar would significantly diminish the value of the Pulsar acquisition and adversely affect our future operations. Moreover, integration of the Pulsar acquisition may place strain on our managerial and financial resources, which could, in turn, adversely affect our business. To achieve the full benefits of the Pulsar acquisition, we need to continue to:

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

 We will continue to incur amortization expenses related to the Pulsar acquisition.

   The goodwill and other intangibles acquired in the Pulsar acquisition may have an adverse impact on our operating results and the market price of our common stock.

   A total of $35.6 million, or 63%, of our assets as of September 30, 1999, consisted of intangible assets, including goodwill, arising from the acquisition of Pulsar. This amount, the components of which are amortized over 10 to 15 years, constitutes a non-cash, non-tax deductible expense in each amortization period that will reduce net income or increase net loss for that period. The reduction in our net earnings or an increase in our net loss resulting from the amortization of goodwill and other intangibles may have an adverse impact on our operating results and the market price of our common stock. There is also a risk that we may never realize the value of our intangible assets.

 The terms of our loan agreement could limit our ability to implement our business strategy.

   The terms of our loan agreement with our credit provider could limit our ability to implement our strategy. In addition to substantially prohibiting us from incurring additional indebtedness, our loan agreement with our creditor limits or prohibits us from:

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

   We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. For the year ended December 31, 1998, we derived 81% of our revenue from three customers. For the nine months ended September 30, 1999, we derived 34% of our revenue from 2 customers.

 Doing business with the U.S. government entails many risks which could adversely affect us.

   Sales to U.S. government agencies accounted for 81% of our revenue for the year ended December 31, 1998 and 75% of our revenue for the nine months ended September 30, 1999. Our sales to these agencies are subject to risks, including:

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

   We may not be able to successfully attract or retain highly skilled employees. Our inability to hire or retain highly qualified individuals may impede our ability to develop, install, implement and service our software and hardware systems, customers and potential customers or efficiently conduct our operations, all of which may adversely affect our business. The information security and networking solution industry is characterized by a high level of employee mobility, and the market for highly qualified individuals in the computer-related fields is intense. This competition means there are fewer highly qualified employees available to hire and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Furthermore, there is increasing pressure to provide technical employees with stock options and other equity interests, which may dilute earnings per share.

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

 Our ability to produce the Forte PKI smart card on a timely and cost-effective basis depends on the availability of a computer chip from a third-party supplier, with whom we do not expect to maintain a supply agreement.

   Any inability to receive adequate supplies of Atmel Corporation's specially designed Forte microprocessor would adversely affect our ability to complete and sell the Forte PKIcard. We do not anticipate maintaining a supply agreement with Atmel Corporation for the Forte microprocessor. If Atmel were unable to deliver the Forte microprocessor for a lengthy period of time or terminated its relationship with us, we would be unable to produce the Forte PKI smart card until we could design a replacement computer chip for the Forte microprocessor. We anticipate this would take substantial time and resources to complete.

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

   Lawsuits are pending and threatened against Pulsar which, if resolved against Pulsar, could materially and adversely affect our business and financial condition. These lawsuits and threats claim: (a) damages of approximately $10.3 million resulting from Pulsar's alleged breach of a contract for government contract bid preparation services, (b) damages resulting from alleged race and age discrimination in connection with the termination of a Pulsar employee, (c) damages by a former employee relating to amounts due under an employment contract including approximately $200,000 of incentive compensation and an equity stake in Pulsar, and (d) alleged amount of approximately $262,000 due from Pulsar for software acquired from A&T Marketing.

 Our stock price could be extremely volatile.

   The trading price of our common stock has been and may continue to be highly volatile as a result of factors specific to us or applicable to our market and industry in general. These factors include:

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

   A substantial number of our shares of common stock are tradeable in the public market. This may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of additional equity securities. An aggregate of 3,870,693 of the 6,040,631 shares previously restricted from trading in the public market became eligible for sale on September 12, 1999, subject to agreements with the lead underwriters of our initial public offering restricting their sale for periods of at least six months. We cannot predict the effect, if any, that sales of these additional securities or the availability of these additional securities for sale will have on the market prices prevailing from time to time. In addition, the representatives of the underwriters of the initial public offering have also been granted registration rights commencing one year from the date of the initial public offering providing for the registration under the Securities Act of the securities issuable upon exercise of the representatives' warrants. The exercise of these rights could result in substantial expense to us. Furthermore, if the representatives exercise their registration rights, they will be unable to make a market in our securities for up to nine days before the initial sales of the warrants until the discontinuation of sales. If the representatives cease making a market, the market and market prices for the securities may be adversely affected and the holders of these securities may be unable to sell them.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Investment Portfolio

   We do not use derivative financial instruments in our held to maturity investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer or type of investment. We do not expect any material loss with respect to our investment portfolio, and market value approximates cost at September 30, 1999.

   At September 30, 1999, our investment portfolio consists of cash equivalents. Currently the carrying value of these investments approximates market value. However, the fair market value of these investments is subject to interest rate risk. If market interest rates were to change 10% from levels existing at September 30, 1999, the change in the fair market value of our investment portfolio would not be material to the Company's financial position.

Interest Rate Sensitivity

   The Company has no indebtedness at September 30, 1999, which bears interest at rates that fluctuate based on changes in the interest rates.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

   On July 11, 1997, Rudolph Menna filed a complaint against Pulsar and William
W. Davis, Sr. in the U.S. District Court for Northern District of Georgia, Atlanta Division. Mr. Menna alleges that he was wrongfully terminated as a Pulsar employee and that Pulsar and Mr. Davis unlawfully discriminated against him on the basis of race and age. Mr. Menna's complaint seeks an unspecified amount of damages including back pay, front pay, benefits, compensatory and punitive damages, interest and attorneys fees. A settlement of $140,000 has been tentatively agreed to. We intend to seek indemnification or reimbursement from William Davis, Sr. and Lillian R. Davis, the former owners of Pulsar.

   On April 19, 1999, A&T Marketing Inc. filed a complaint against Pulsar in the Circuit Court for Prince George's County, Maryland. A&T claims that Pulsar owes A&T $262,000 plus interest and costs, for software that A&T sold Pulsar in 1998. Pulsar believes it has defenses to A&T's claim and that A&T's claim is without merit. Pulsar intends to vigorously defend against the claim.

Item 2. Changes in Securities and Use of Proceeds--None.

Item 3. Defaults Upon Senior Securities--None.

Item 4. Submission of Matters to a Vote of Security Holders--None.

Item 5. Other Information--None.

Item 6. Exhibits and Reports on Form 8-K--27.1 Financial Data Schedule.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999
                                          LITRONIC INC.

                                                      /s/ Kris Shah
                                          By___________________________________
                                                         Kris Shah
                                              Director, Chairman of the Board
                                                         and Chief
                                                     Executive Officer

                                                  /s/ Thomas W. Seykora
                                          By___________________________________
                                                Chief Financial Officer and
                                               principal accounting officer