Form 10-K
period 1999-12-31
LITRONIC INC
filed 2000-03-30
CIK 1078717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER 000-26227

                                 LITRONIC INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        33-0757190
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)

   17861 CARTWRIGHT ROAD, IRVINE, CALIFORNIA                          92614
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (949) 851-1085

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $68,718,197 on March 15, 2000, based upon the closing sale price of such stock on March 15, 2000.

     Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     As of March 15, 2000:

        Common Stock: 9,741,986 Shares

     DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933:
Portions of the registrant's proxy statement related to the 2000 Annual Meeting of stockholders is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     For purposes of this Annual Report on Form 10-K, references to "we," "us," "our," "Litronic" and the "Company" shall mean or refer to Litronic Inc. In addition, unless the text indicates otherwise, the term "Litronic" refers to Litronic Inc. and its subsidiaries.

     This Annual Report on Form 10-K contains certain statements which are not historical in nature, and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are principally contained in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and include, without limitation, statements relating to (i) anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and general, administrative and selling expenses); (ii) our ability to finance our working capital requirements;
(iii) our business strategy for expanding our presence in the Internet data security market; and (iv) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the Internet data security market; (ii) changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the proposal management and contract support services markets; and (v) various other factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described elsewhere in this document, there can be no assurance that the actual results will not differ materially from such forward-looking statements contained herein.

     When used in this report, the words "anticipate," "believe," "intends," "estimate," and "expect" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important facts herein identified, among others, and other risks and factors identified from time to time in our reports with the Securities and Exchange Commission.

OVERVIEW

     Litronic Inc. provides professional Internet data security services and develops and markets software and microprocessor-based products which serve to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings utilize a computer security technology known as public key infrastructure, or PKI, which is the standard technology for securing Internet-based commerce and communications. PKI helps ensure the integrity and privacy of information being transmitted and verifies the identity, authenticity and authority of the sender and the recipient of that information. In June 1999, we acquired Pulsar Data Systems, Inc., or Pulsar, a network solutions company that specializes in deploying large-scale network solutions to organizations primarily in the government sector.

INDUSTRY BACKGROUND

  Internet Data Security Market

     Consumers, government agencies and corporations are increasingly relying upon the Internet and Internet protocol-based networks to conduct electronic commerce and communications. The increasing proliferation of, and reliance upon, shared electronic data has caused data security to become a paramount concern of businesses, government, educational institutions and consumers. Our data security products provide a solution for entities and consumers seeking to provide protection for their proprietary data.

  Increased Need for Internet Data Security

     In addition to protecting against unauthorized access to proprietary information, data security affects an enterprise's ability to conduct electronic commerce. An increasing number of companies are enjoying dramatic growth in their online customer base and revenue as consumers execute an increasing number of transactions over the Internet. The Internet's ease of use, 24-hour availability, speed of delivery, global reach and ability to simplify product and vendor comparisons are fueling this growth. However, consumer concerns about the trustworthiness and security of the Internet have been one of the main impediments to even faster growth of electronic commerce and other communications. Hacking tools, such as password guessing and address spoofing programs, are freely available on the Internet and bulletin board systems. Merchants and consumers need assurances that consumers making electronic purchases are correctly identified and confirmed and that the confidentiality of information such as credit card and bank account numbers are maintained.

     We believe that continued expansion of electronic commerce will require the implementation of improved PKI security measures which will irrefutably verify the identity of a party over the Internet and ensure that the information being transmitted between that party and the other party is kept private. We also believe the security required to fuel this continued expansion of electronic commerce and communication will be provided through the continued advancement in PKI mathematical formulas referred to as algorithms. Algorithms enable digital document signing and encryption of proprietary data.

  Requirements for End-to-End Data Security

     Today's client operating systems and Internet protocol-based networks often lack basic security and key Internet security features such as data privacy and integrity, identification, authentication, non-repudiation, and auditing.

     End-to-end data security concerns can be addressed by a variety of means. Traditionally, enterprises relied heavily on passwords to restrict access to proprietary information and materials. However, because of the risk of loss or theft, more advanced protective measures have been developed to include combinations of passwords and tokens with message encryption and personal identification devices. Regardless of the form of the data security device, the level of security provided is evaluated based on a set of fundamental principles, which include the following:

     - Identification and Authentication. Verifies the identity of the authorized users to prevent unauthorized access to proprietary information and resources.

     - Confidentiality. Involves the encryption of data transmissions so that only the intended recipient can access the information to ensure privacy.

     - Data Integrity. Ensures that data is not compromised or manipulated.

     - Non-repudiation. Prevents the sender of data transmissions from disclaiming or repudiating authorship so that the sender cannot deny the occurrence of the transaction.

     - Audit Control. Retraces information access and facilities use over a particular time period at a systems administration level so an enterprise can monitor and record authorized and unauthorized user activity.

     - Secured System Administration. Maintains and controls corporate intranets centrally through file encryption, password maintenance, audit control, certificate and cryptographic key management and device accessibility control.

     The process of implementing Internet and Internet protocol-based network solutions requires specialized skills lacking in most corporate information technology departments. We provide the technology, products and services necessary for most companies to implement or manage their data security infrastructure.

  Cryptographic Technologies

     Cryptography is the process of encoding and decoding electronic messages using mathematical algorithms, or ciphers, to enable the confidential transmission of electronic messages to authorized persons. Digital cryptography is performed using a combination of symmetric ciphers and asymmetric ciphers to achieve each of the basic data security elements of identification and authentication, confidentiality, integrity and non-repudiation. Symmetric ciphers are commonly referred to as symmetric-key or secret-key cryptography and asymmetric ciphers are commonly referred to as asymmetric-key or public-key cryptography.

     Both symmetric-key and asymmetric-key cryptography use an encrypting and a decrypting key. The decrypting key is a user's unique number that is input to the mathematical algorithm, or the cipher, used to encrypt or decrypt the message. In symmetric-key cryptography, the encrypting key and the decrypting key, which is secret, are identical. Thus, to transmit a message, a secure key exchange must be performed so that the key can be shared with the recipient of the message. In asymmetric-key cryptography, the encrypting key, a public key, and the decrypting key, a secret key, are different and thus the public key can be distributed to authorized recipients without risk of security breach. Because asymmetric cryptography allows for wide distribution of the encrypting key, it permits secure communication among a large group of people without requiring manual distribution of the key. Additionally, asymmetric-key cryptography relies on the generation of digital certificates that can be used to provide the user authentication, data integrity and non-repudiation elements of the information security system. However, public-key cryptography requires the use of extremely complicated ciphers, so that encryption of large messages is relatively slow when compared to encryption using secret-key cryptography. Thus, asymmetric-key cryptography is commonly used to protect symmetric keys and symmetric-key cryptography is commonly used for bulk encryption.

  Identification and Authentication

     Authentication of a user's identity is generally accomplished by passwords. Because passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons, they are less secure than if used with tokens. Tokens are small devices ranging from simple credit card-like objects, rings, proximity cards and plastic keys to more advanced secure tokens, including smartcards, PKI cards and PCMCIA cards. For greater protection, two-factor identification and authentication is implemented by combining tokens with a password or personal identification number to verify authentication of the user. For added security, three factor authentication which consists of token, password and biometric comparisons, can be implemented.

     PKI cards are credit card-sized semiconductor plastic cards that contain an embedded microprocessor, memory, a secure operating system and the user's secret key, password and digital certificates. PKI cards have significant advantages because of their ability to perform basic cryptographic functions on the card itself rather than on the computer, thus reducing the risk that a breach of security on the computer will lead to the unauthorized release of proprietary information. Through the use of PKI cards, e-mail messages, purchase orders, credit card numbers, videoclips, data inquiries and other confidential transmissions are secured as they are sent and therefore can be opened only by the intended recipient.

     PCMCIA cards are parallel computer peripherals similar in size to a credit card, though thicker, which contain multiple microprocessor chips. PCMCIA cards have greater storage capacity, higher data exchange rate and greater processing power than conventional smartcards and therefore are capable of performing advanced cryptographic functions that cannot be performed on a conventional smartcard. These advanced functions allow for use of more powerful algorithms and thus provide for a greater overall level of security through the use of PCMCIA cards.

     We are currently leading a joint effort with Atmel Corporation under a contract with the National Security Agency to develop Forte, an ultra fast 32-bit microprocessor. We are embedding the Forte chip into our new Forte smart card, which we expect will be the world's fastest and most cryptographically advanced

PKI card. We expect that Forte will provide PCMCIA level performance at a price competitive with advanced smartcards. Further, Forte is being designed to be International Standards Organization compliant and therefore able to be used in conventional reader/writers.

  PKI Digital Certificates

     The basic element of PKI, a cutting-edge development in the information security field, is the digital certificate. Digital certificate technology provides a highly advanced form of authentication and secure key exchange. PKI digital certificates are specially prepared software files through which the sender can digitally sign a message with a unique identification code. The recipient of the message can authenticate the identity of the sender and verify the integrity of the data through the use of a trusted third party known as a certificate authority by obtaining the sender's public key from the certificate digitally signed by the certificate authority. Furthermore, the uniqueness of the certificates provides for non-repudiation, which prevents the sender from denying that it sent the message. Such an ability for non-repudiation is not available with less sophisticated techniques. With the development of secure-token technology, digital certificates can now be incorporated into smartcards, PKI cards and PCMCIA cards to provide an information security system that provides two-factor identification and authentication or three-factor identification and authentication with the incorporation of biometric technology.

     Biometric technology utilizes fingerprints or other unique characteristics of an individual to serve as a digital identification. The use of digital certificates is expanding rapidly across the Internet. In fact, several states now consider digital signatures contractually binding and there is a growing acceptance within the federal government to effectuate transactions through the use of digital certificates.

  Systems Integration and Networking Solutions Industry

     In recent years, there has been an increasing demand for open system approaches designed to create interoperability among commercial off-the-shelf computer software and hardware products manufactured by different suppliers. In addition, excessive development costs and the rapid pace of technological change have led both governmental and commercial customers to demand more flexible systems created by adapting readily-available commercial off-the-shelf software and hardware.

     The emergence of the rapidly developing Internet protocol-based network technologies in the 1990s has further fueled the demand for network computer systems. Although information technologies, secure data transmissions, and data encryption have long been in use in the military intelligence arena, recent technological advancements in computer hardware and software have now made these applications economically viable for use by private companies. This has given rise to the need for specialized expertise in the areas of local and wide area network design and installation, network management and operation and network security, using new and complex information technology hardware and software products. Typically, the design and implementation of these systems in both commercial enterprises and government agencies also involves the resale of the hardware and software required for the system to the customer.

PRODUCTS AND SERVICES

  Internet Data Security Products

     Our Internet data security products provide the highest level of commercially-available security for secure e-mail, secure file transport, file protection, remote access, authentication and authorization in an open multi-platform standards-based framework. The foundation of our Internet data security products is our extensive cryptographic library and device drivers supporting numerous different operating system platforms and token management systems which enable users to seamlessly integrate token-based security enhancements into existing networking environments or into newly designed and implemented networks. Our products can also be used by software developers to add token-based information security to applications such as browsers, firewalls, e-mail systems, database management systems and other client/server applications. Our data security products are designed with an open architecture, so they can operate independently of:

     - algorithms -- our security products are designed to use different suites of algorithms depending upon the application requirements, for example, military or banking and finance.

     - platforms -- our security products may be used with many different computer types and operating systems, for example, Windows, and UNIX.

     - applications -- our security products may be used with various software applications, for example, e-mail, e-commerce, database systems or word processors.

     - tokens -- our security products function with various types of tokens, for example, software tokens, smartcards and PC cards.

     As a result of this open architecture, these products are compatible with virtually all commonly used network hardware. Algorithm independence allows our products to be tailored to numerous encryption algorithms through software selection. As a result, our libraries, drivers and security devices are compatible with a variety of encryption algorithms, and popular software applications and operating systems. We develop and embed these cryptographic technologies in a multitude of devices and tokens, including smartcards, PKI cards, PCMCIA cards, embedded industry standard architecture, or ISA, and peripheral component interconnect, or PCI, bus cards. We are also working with other companies to implement use of PCMCIA cards, PKI cards and smartcards to support biometric technologies such as fingerprint and voice recognition. These products provide the added protection of a security token utilizing public-key cryptography, key exchange techniques and electronic signatures on most popular operating systems and hardware platforms. In addition, our technologies permit functions to be scaled as performance and pricing requirements dictate.

  Internet Application Software

     NetSign and NetSign PRO. These products are software adapters that integrate smartcards and digital certificate technology to enhance security in software systems designed to provide electronic commerce, e-mail, Internet access, file access and world-wide-web browsers such as Netscape Communicator and Microsoft Explorer. NetSign and NetSign PRO software products are bundled with a smartcard reader/writer and smartcards. NetSign PRO has the added security feature of file encryption capabilities and other security utilities.

     ProFile Manager. ProFile Manager is a complete, stand-alone, PKI lifecycle management solution. ProFile Manager provides for token-based security systems management from initialization to secure archive and recovery. For the recovery of token-based information, ProFile Manager provides an optional integration with a secured database of private keys and other user identification information and the use of third-party certificate authorities. ProFile Manager integrates with NetSign, NetSign PRO and other token-enabled products to provide a complete solution for an enterprise's security needs, including secure Internet access, digitally signed and encrypted e-mail, desk-top file encryption and secure remote network access.

  Internet Cryptographic API Developer Toolkits

     CryptOS SDK and CryptOS SDK+. CryptOS SDK products are cryptographic APIs that allow application developers to use off-the-shelf or custom application software to integrate smartcard technology into existing systems, thus adding hardware-strength security to software-only systems. CryptOS SDK is bundled with a smartcard reader/writer and smartcards. CryptOS SDK+ has additional tools for Java programming.

     Maestro. Maestro is a multi-protocol cryptographic library that enables software developers to incorporate secure token-based, symmetric-key and asymmetric-key cryptography into their application software. Maestro is a multi/concurrent access, cross-platform system that supports multiple types of tokens such as smartcards, PCMCIA cards and cryptographic algorithms. Coupled with token reader/writers, Maestro supports devices over commonly used interfaces, including keyboard, serial, small computer system interface, or SCSI, parallel port and universal serial bus. Maestro currently supports two commonly used cryptographic interface protocols. We are developing additional protocol adapters to expand the functionality of Maestro. Maestro is compatible with Windows 95, 98 and NT operating systems as well as all popular UNIX platforms

  Security Tokens

     ISO Smartcards. We offer a family of off-the-shelf International Standards Organization, or ISO, standard smartcards ranging from storage-only cards to cards containing cryptographic capabilities.

     Moniker, PC-Cryptocard. We also offer Moniker, a Fortezza standard PCMCIA card. The Fortezza standard PCMCIA cards are commonly used by the Department of Defense, as well as by other governmental and commercial entities.

     Forte smart card. We are in the process of developing a next generation PKI card, the Forte smart card, in cooperation with Atmel Corporation. Forte is an ultra fast 32-bit microprocessor which is being designed with a high speed universal serial bus interface in addition to the ISO interface. Forte is also to be designed with a larger storage capacity and processing speed than existing smartcards. The Forte smart card is expected to be manufactured in the U.S. and we anticipate shipments to begin in mid-2000.

     Other Tokens. Because our products are open-architecture, open-platform, open-token, algorithm and API-independent, we offer third-party tokens, such as PCMCIA cards, smartcards, rings, proximity cards and plastic keys and other commercially available tokens, for use with our reader/writers and application software.

  Token Reader/Writers

     A token reader/writer is a hardware component that electronically reads the content of a smartcard, PCMCIA card, or PKI card. We manufacture several different types of reader/writers. Following is a brief description of their features.

     Serial and Keyboard Port Smartcard and PKI Card Reader/Writers. We sell our reader/writers as a security product component or bundled with other products such as ProFile Manager, NetSign and/or CryptOS SDK to provide token-based data security solutions.

     We manufacture and sell compact, hand-held smartcard reader/writers that interface through the RS-232 serial port of a PC or workstation. The Series 210 and 220 reader/writers are compatible with Windows 95/98/2000/NT and UNIX operating systems. The Series 220 reader/writer can optionally be connected through the keyboard port which provides the added security of a protected personal identification number, or PIN, path. With a protected PIN path, the password authentication is intercepted by the reader/writer thus preventing a hacker from implanting an unauthorized program in the PC to intercept the password. We offer a Series 230 reader/writer which is integrated into a keyboard, and also offer a Series 410 reader/writer which connects to a computer through its PCMCIA slot.

     ARGUS 300. The ARGUS 300 consists of a tamper-resistant ISA or PCI board and external reader/writer and is connected to the keyboard. The ARGUS 300 incorporates DES encryption technologies and offers additional security features such as boot protection, electronic commerce security and protected PIN path directly through the board rather than through an external device that might be tampered with by an unauthorized user. The ARGUS 300 is validated for electronic signature by the National Institute of Standards and Technology, or NIST, the U.S. Treasury Department and General Accounting Office.

     PCMCIA Client Reader/Writer. We offer a series of single and dual-socket PCMCIA card reader/writers for both internal and external application, that interface via various ports such as SCSI, ISA bus, PCI bus, universal serial bus and parallel port. These reader/writers incorporate our proprietary device drivers which provide the interface between the reader/writer and its application software such as Maestro and third-party application software.

     CipherServer. We offer a reader/writer that contains sockets for up to eight PCMCIA cards, is used on the enterprise's server side and incorporates the device drivers and other technologies of our other PCMCIA readers. CipherServer interfaces with the host server to enable the host server to provide rapid/simultaneous processing of cryptographic functions received from numerous clients.

  Other Custom-Designed Security Products

     Managed Firewall and Virtual Private Networks Solutions. Through our Pulsar operations, we offer secure architecture based firewall and virtual private networks gateway technology using intrusion detection software for high data capacity and scalable security solutions. These software and hardware systems provide for multi-user remote administration, and integrated management of multiple security policies and firewalls.

     Network Security and Management Tools. Our network security and management tools are a scalable, comprehensive collection of network security and management solutions assembled into an integrated security suite of hardware and software. The tools include a multi- tiered approach to virus protection covering the client, server and Internet gateway through a combination of encryption, firewall and virtual private networks technologies. These tools protect networking systems against attacks, and compromise and loss, while maintaining the integrity of business functions and data. These products ensure full network performance with a proactive approach by fixing problems, planning growth and optimizing functionality and reliability.

     Professional Data Security Services. Through our Pulsar operations, we offer networking solutions with a particular emphasis on designing, developing, implementing, supporting and maintaining networks that provide for a high level of data security. Pulsar develops and implements complete turn-key networks or enhances or expands existing networks, as the customer requires. These services include:

     - strategic consulting, including site risk and requirements analysis and design;

     - custom design and development;

     - project management;

     - construction, installation and implementation;

     - on-site or remote system support, maintenance and repair; and

     - on-site system management.

     Our Pulsar operations approach the design and development of solutions for customers by evaluating their existing infrastructure, architecture and technologies to optimize the performance of their existing system and augment their systems as necessary to meet their changing requirements. Project responsibilities typically require the integration of access control, intrusion detection and biometric validation.

     Because of Pulsar's services in designing and implementing security systems, our services will address the networking and data security needs of our customers, including: Internet access and security; secured intranet/extranet capabilities; enterprise security procedures and administration; secured critical private network and remote dial-in network capabilities; secured distributive applications; open-systems migration of data; information security communication services; and artificial intelligence technologies.

     Pulsar provides network solutions through the implementation of the latest technologies, including high speed baseband and broadband media, fiber optics, hard wired connect systems, and wireless and satellite transmission systems. Pulsar also provides information technology outsourcing services for customers, including ongoing management of network systems. Pulsar delivers professional services on either fixed-price delivery or time-based delivery modes through its data security group, which provides consulting and integration services, and its enterprise information group, which provides network design, implementation and management, legacy systems migration, and systems configuration and evaluation.

     Our Pulsar staff provides Internet enterprise network consulting services; network management services and remote computing.

  Product Reselling

     Pulsar focuses on the reseller market, primarily in the government information technology segment, to sales of specialized computer and network security products and customized configurations of these products. Examples of these specialized computer and network security products include:

     - Intrusion Detection Software -- used to detect unauthorized access, and identify the source of the access, within a network. These products include Net Ranger and PIX.

     - Firewalls -- custom designed software and hardware configurations installed into a network to prevent unauthorized access from outside the network. Pulsar offers high-end firewall solutions from leading vendors, including Lucent Technologies, Inc., Network Associates, Inc., Cyberguard Corporation, Cisco Systems, Inc., and Bay Networks, Inc.

     - Network Hardware Components -- servers, routers, hubs and switches configured to the customer's networking requirements. Pulsar offers components manufactured by leading vendors, including Cisco Systems, Inc., Bay Networks, Inc., Hewlett-Packard Company, Bell Computers, International Business Machines Corp., Lucent Technologies, Inc. and Sun MicroSystems, Inc.

     - Anti-virus Software -- high-end software programs installed at server level to prevent viruses from entering the network, and client-level software programs to prevent virus corruption to client-server applications.

     - Virtual Private Networks -- a secure point-to-point connection over the Internet through which encrypted messages can be transmitted to protect communications between remote locations.

     - Data Security Products -- access control products, including third-party APIs, device drivers, token reader/writers and tokens, and those of Litronic.

     - Physical Security Products -- the sale and installation of premises security products such as cameras, proximity cards and monitored gates.

     We will, where appropriate, also include our own data security products within our product configuration solutions.

CUSTOMERS

     Our customers represent a wide range of commercial enterprises, including financial, telecommunications, healthcare and information service companies, airlines, automobile manufacturers, as well as federal, state, local and foreign government agencies.

     Our customer base includes:

        Federal National Mortgage Association
        Walt Disney Company
        S.W.I.F.T.
        Nippon Telephone and Telecommunications Data Corporation
        VeriSign
        Executive Offices of the President of the United States
        U.S. Army Corps of Engineers
        Lockheed Martin Corporation
        Bank of America, N.A.
        Booz Allen & Hamilton Inc.
        National Security Agency
        Federal Bureau of Investigation
        Deloitte & Touche LLP
        Lucent Technologies, Inc.
        Los Angeles Film Office.

CUSTOMER SERVICE AND SUPPORT

     We believe that customer service and support is critical to retaining existing customers and attracting prospective customers. Our customer service and support staff consists of 15 persons, including engineers and technical support personnel, and works closely with customers and prospective customers to provide comprehensive service and support for our products and systems.

     We provide enhanced customer support by maintaining a toll-free customer service line and a two-tier support system. The first tier consists of help desk support personnel responding to phone and mail requests for service and accessing customer information and a problem database for solutions. For more sophisticated problems, second tier support is provided by systems technical support staff.

SALES AND MARKETING

     We market our products and services through the Internet, our direct sales forces, third-party distribution channels, including systems-integrators, value-added resellers and original equipment manufacturers, strategic alliances and international distributors. We intend to devote significant resources to marketing and business development activities to expand our business to additional distribution channels.

  Direct Marketing Effort

     As of March 15, 2000, we employed a direct sales and marketing force of 37 individuals located in offices, with 8 located in our California office, 22 in our Washington, D.C. office, and 7 in our Atlanta, Georgia office, to market our products and services to industry and vertical market segments, including e-commerce, financial, telecommunications, healthcare and information services companies and federal, state, local and foreign government agencies. Our sales force is responsible for soliciting prospective customers and providing technical advice and support with respect to our products and services. Additionally, we use telemarketing efforts to target commercial accounts and federal government agencies. We seek to achieve greater vertical market penetration by using direct sales personnel with significant market expertise, as well as consultants with established relationships in the commercial marketplace.

  Indirect Marketing Effort

     An important component of our sales strategy is the development of indirect sales channels such as systems integrators, value-added network service providers and original equipment manufacturers. Currently, we use these indirect sales channels to augment the efforts of our direct sales forces.

     We also use the services of third-party consultants with established relationships and contacts with prospective customers to which we would not otherwise have access. As part of our expansion strategy, we will seek to develop relationships with additional third-party sales channels.

  Strategic Alliances

     We plan to increase our vertical market penetration by continuing to develop strategic alliances with other companies in the data security and network integration industries. We have developed significant strategic alliances with companies in an effort to:

     - incorporate our products into third-parties' products;

     - jointly develop products and services;

     - conduct joint research and development efforts;

     - jointly conduct proposals and presentations for products and services and reseller arrangements.

     These alliances assist us in expanding our marketing and technical capabilities and are intended to increase the distribution and market acceptance of our Internet, intranet and extranet security products and services.

     We believe that strategic alliances allow us to cost-effectively integrate third-party products into our product offerings to provide our clients with customized information technology solutions. Our strategic alliances currently include the following:

     - Microsoft Corporation -- Microsoft considers us a leader in the development of innovative security solutions. Consequently, we are taking the leading role in developing end-to-end security solutions based on smartcards for Windows.

     - Netscape and Microsoft -- we provide enhanced e-mail security features to their browser programs through integration of our NetSign product lines.

     - VeriSign -- we have a marketing agreement with VeriSign and act as VeriSign's recommended PKI card partner.

     - Atmel Corporation and the National Security Agency -- we have an alliance with Atmel Corporation and the National Security Agency in which we are jointly developing Forte, an advanced microprocessor, which we are embedding in our next generation PKI cards, the Forte PKIcard.

     - RSA Data Security -- we have a distribution license agreement with RSA which allows us to incorporate RSA technology into our products.

     - Datacard -- Datacard is a service provider utilizing our PKI Products.

     - SCM Microsystems, Inc. -- we engage in cooperative marketing and selling of SCM hardware produced with our software.

     - CyberTrust -- we have a cooperative marketing arrangement utilizing profile manager in selected customer solutions.

     Additionally, we have formed alliances with a number of equipment manufacturers to generate leads for their technology product sales, including Lucent Technologies, Inc., Photon Vision Systems LLC, Northern Computers, Inc., International Business Machines Corp., and Hewlett-Packard Company, who is a subcontractor on many of our successful bids. These alliances may generate qualified leads for our sales force to contact and close.

  Sales to the Government Information Technology Market

     The government information technology market is generally characterized by highly-structured procurement rules and procedures, large contracts, a relatively long sales cycle, significant barriers to entry and low collection risks. In response to these characteristics and requirements, a number of avenues, such as GSA schedule contracts, blanket purchase agreements and bidding procedures, have been developed to access this market.

     The GSA, which is the central procurement agency for the U.S. government, negotiates schedule contracts. Government agencies and other authorized purchasers, although not required to do so, may purchase goods and professional services under GSA schedule contracts at predetermined price ceilings, terms and conditions. GSA schedule contracts are awarded on the basis of a number of factors, the most important of which are compliance with applicable government regulations and the prices of the products to be sold. A blanket purchase agreement, or BPA, is a simplified but non-mandatory, fixed-price, indefinite delivery-indefinite quantity, contract for the government to purchase products, at pre-negotiated terms and conditions. Purchases made under BPAs are often paid for with a government-issued credit card. Federal government agencies are authorized to enter into BPAs with GSA schedule holders. The GSA-authorized BPAs incorporate many terms and conditions of GSA schedule contracts, often at lower prices than available on the GSA schedules.

     A significant portion of the purchases of computer products and services by the federal government is made under contracts or purchase orders awarded through formal competitive bids and negotiated procurements. Substantially all of these bids are awarded on the basis of a number of factors, including the best value to the government, which, depending on the bid, can be a combination of price, technical expertise, and past performance on other government contracts. Major procurements can exceed millions of dollars in total revenue for a reseller, span many years, and provide a purchasing vehicle for many agencies. In addition, networking products are purchased by the federal government through open-market procurements. These procurements are separate and apart from GSA schedules, and include simplified acquisition procedures, requests for quotes, invitations for bids and requests for proposals. Most purchases in the state and local government market are made through individual competitive procurements. State and local procurements typically require formal responses and the posting of bid bonds or performance bonds to ensure complete and proper service by a prospective bidder. Each state maintains a separate code of procurement regulations that must be understood and complied with by entities selling products to the state.

     We are on most government bid lists relevant to our product offerings and respond with proposals to many bid solicitations each year. In addition, our marketing employees actively prepare bids for federal, state and local government agencies for open market procurements.

  Advertising

     Our marketing efforts include maintaining a web site, Internet advertising, including links with other web sites, direct mail, public relations, events, sales tools, broadcast messaging, telemarketing and corporate marketing materials. We believe that our future business activity depends in part on our marketing and sales through the Internet. Our website describes our business, products and services.

     Our public relation efforts are designed to target the appropriate press coverage and consist of press kits, targeted media lists and press releases. These efforts are designed to complement our sales and marketing efforts.

  Trade Shows and Presentations

     We attend and exhibit our products and services at trade shows in the U.S. and internationally each year in an effort to increase our market exposure. We intend to continue to attend trade shows as well as to make joint presentations with strategic partners to prospective customers relating to products and services.

SUPPLIERS

     Some of the components incorporated into our Internet data security products are produced by other vendors. We also integrate third-party products and components into the networks we design and develop for our customers. To maintain quality control and enhance working relationships, we generally rely on multiple vendors for these products. However, some of these products are produced or sold only by a single supplier, thus presenting a risk that they may not be available on commercially reasonable terms in the future or at all. While we believe that alternative sources of supply could be obtained, our inability to develop alternative sources if, and as required, in the future could result in delays or reductions in product shipments that could adversely affect our business.

RESEARCH AND DEVELOPMENT

     We conduct extensive research and development efforts which focus on the development of cryptographic PKI software and hardware products that can be readily integrated and adapted to the expanding requirements of the Internet, intranets and extranets. We expect to devote substantial additional research and development resources to enhance our data security product line.

     Our current research and development efforts include:

     - Expanding Maestro to offer additional application program interfaces, including Microsoft's CAPI -- a cryptographic API -- for Windows 95/98/2000/NT, and adding to the suite of tokens supported by Maestro;

     - Enhancing the capabilities of ProFile Manager to provide certificate exchange capabilities with additional third-party certificate authorities and increased capability for the PKI enterprise manager;

     - Developing Forte, an advanced 32-bit microprocessor, commonly referred to as a RISC processor, which we are embedding in our Forte smart card. We expect the Forte smart card will be an ISO standard smartcard with greater flexibility and a higher degree of processing power than existing PKI cards, due in part to the inclusion of a universal serial bus interface on-board the microprocessor chip. Given that Forte is an advanced security chip that will provide advanced security features, we expect to be able to embed it in a variety of devices, including PC mother boards;

     - Developing a series of universal serial bus interface reader/writers;

     - Developing technologies to incorporate biometric technologies into Litronic PKI products to provide further advanced identification and authentication protection;

     - Expanding the security features of applications programs such as NetSign and NetSign PRO; and

     - Developing a version of the ARGUS 300 for the PCI bus while retaining its validation by the NIST. The ARGUS 300 is currently an ISA bus security product that has been validated by the NIST for a security level approved for digital signature operations. Newer computer designs now have the PCI architecture. The PCI version of the ARGUS 300 is being designed to enable the NIST to extend the certification to the new PCI design without a complete new laboratory validation process.

     The process of developing our products and services is extremely complex and requires significant continuing development efforts. There is a risk that we will not successfully develop and market new products or product enhancements that respond to technological change and evolving industry standards and customer requirements in a timely manner. As of March 15, 2000, our research and development staff consisted of 57 employees, of whom 34 were engineers. Approximately 90% of these engineers were engaged principally in the development of software, including cryptographic libraries and device drivers. We believe that our ability to attract and retain qualified development personnel is essential to the continued success of our development programs. The market for these personnel is highly competitive and our development activities could be adversely affected if we are unsuccessful in attracting and retaining skilled technical personnel.

     During the years ended December 31, 1997, 1998 and 1999, our net expenses for research and development were $1.2 million, $1.3 million and $3.5 million, respectively.

COMPETITION

     We compete in numerous markets, including;

     - Internet and intranet electronic security;

     - access control and token authentication;

     - smartcard-based security applications;

     - electronic commerce applications;

     - systems integration;

     - product reselling; and

     - government information technology markets.

     The markets for our products and services are intensely competitive and are characterized by rapidly changing technology and industry standards, evolving user needs and the frequent introduction of new products. We believe that the principal factors affecting competition in our markets include:

     - product functionality;

     - performance;

     - flexibility and features;

     - use of open standards technology;

     - quality of service and support;

     - company reputation; and

     - price.

     We face significant competition from a number of different sources. Many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. One of our significant competitors is RSA Data Security, which has recently announced its intention to begin supplying systems software for security management. Some of our other significant data security competitors include:

     - International Business Machines Corp.

     - Motorola, Inc.

     - Gem Plus

     - Network Associates, Inc.

     - Secure Computing Corporation

     - Rainbow Technologies, Inc.

     Some of our competitors for systems integration and product reselling include:

     - BTG, Inc.

     - Inacom Corporation

     - Government Technology Services, Inc.

     In addition there are several smaller or start-up companies with which we compete from time to time. We also expect that competition will increase as a result of consolidation in the information security technology and product reseller industries. We may be unable to compete successfully in the future with our competitors, which may adversely affect our business.

INTELLECTUAL PROPERTY

     We depend substantially on our proprietary information and technologies. We rely on a combination of trademark, patent, copyright and trade secret laws, employee and third-party non-disclosure agreements, technical measures and other methods to protect our software products and other proprietary technologies and know-how. We also rely on standardized license agreements that are not signed by the end user to license our products and, therefore, may not always be enforceable.

     We currently have one patent issued by the U.S. Patent and Trademark Office, one patent application allowed by and three patent applications pending with the U.S. Patent and Trademark Office that cover aspects of data security technology. In addition, we have one patent pending foreign (PCT) patent application. Prosecution of these patent applications and any other patent applications that we may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from the filing of a patent application is a lengthy process. Our technology may become obsolete while our applications for patents are pending. Further, any pending or future patent may not be granted, and any future patents may be challenged, invalidated or circumvented and the scope of any patents may be reduced. The rights granted to us through our patents may not provide us with any advantages.

     Our technical measures and non-disclosure agreements may not be adequate to prevent misappropriation or provide any meaningful protection for our proprietary technology in the event of misappropriation. Further, others may independently develop substantially equivalent or superior technologies or duplicate any technology we develop, or our technology may infringe on the patents, copyrights or other intellectual property rights owned by others.

     We may also be at risk when we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of our rights may be ineffective in foreign markets, and technology manufactured or sold abroad may not be protectable in jurisdictions in circumstances where protection is ordinarily available in the U.S.

     We believe that, due to the rapid pace of technological innovation for network security products, our ability to establish, and if established, maintain a position of technological leadership in the industry, is dependent more upon the skills of our development personnel than upon legal protections afforded our existing or future technology.

     Because our products are designed with an open architecture and are algorithm-independent, they can be utilized with a variety of encryption algorithms. Some algorithms are in the public domain and can be incorporated into our products at no charge. To the extent that a customer desires to incorporate a proprietary algorithm into a security solution, we or the customer must obtain a license from the algorithm owner. Depending on the algorithm and its owner, the license fee may be a flat fee, a per unit royalty or a combination of the two.

     We are developing Forte under a task order issued under a contract with National Security Agency. The contract incorporates the Department of Defense's standard licenses for technical data and computer software, commonly known as the data rights clauses. Data rights clauses are only applicable to data or software actually delivered to the federal government under a contract. If the data rights clauses were applicable to our agreement with the National Security Agency to develop Forte, one of the data rights licenses, commonly called a government purpose rights license, would permit the federal government to create second sources of supply of the Forte technical data and source code for itself with out paying us royalties. The government purpose license clause would not authorize the federal government to create competitors to us in the commercial market. We do not believe the data rights clauses generally, or the government purpose license specifically, apply to Forte because our contract with the National Security Agency does not provide for the delivery of Forte to the federal government. The task order provides that the National Security Agency will obtain detailed design information about Forte.

     We own or have rights to trademarks and trade names that we use in conjunction with the sale and licensing of our products. The following trademarks mentioned in this annual report are our registered trademarks:
Cyperserver, Maestro, Netsign, Profile Manager and CryptOS. We also own the trade names

Litronic, Pulsar, Pulsar Data and Pulsar Data Systems, Inc. We have applied for the trademarks for Forte smart card. All other trademarks or trade names referred to in this prospectus are the property of their owners.

GOVERNMENT REGULATION

     Because we sell our products internationally, we must comply with federal laws regulating the export of, and applicable foreign government laws regulating the import of, our products. The U.S. government has recently relaxed the export restrictions for our NetSign and ProFile Manager products. However, the federal government may rescind these approvals at any time. Under current regulations these products can be exported without a license to most countries for use by banks, healthcare, insurance organizations and overseas subsidiaries of U.S. companies.

     Additionally, we may apply for export approval, on a specific criteria basis, for our future products. Government export regulation for security products is less stringent for products designed for banking and finance, e-commerce, health, insurance and for use by U.S. subsidiaries. We may not receive approval to export any future products on a timely basis, on the basis we request or at all. As a result of government regulation of our products, we may be at a disadvantage in competing for international sales compared to foreign companies that are not subject to these restrictions.

EMPLOYEES

     As of March 15, 2000, Litronic employed 136 people, of which 132 were full-time and 4 were part-time employees, including 62 in product management, research, development and support, 4 in professional services, 37 in field operations including sales, marketing and customer management, and 33 in finance, human resources, business development, legal and administration. Our employees are not represented by labor unions. We do not expect that any of our employees will be represented by any labor unions. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     We are headquartered in Irvine, California where we currently lease approximately 20,702 square feet of office space for our executive offices with a lease expiring in February 2007. Our new facility has an annual rent of $423,139 and a lease term of 7 years. The new facility was leased from KRDS, a related party. In addition, we will conduct a significant portion of our operations at Pulsar's offices in our 12,700 square foot Lanham, Maryland facility, which we use as office space for our executive offices and as warehouse space, under a lease that expires in 2003 with an annual rent of $111,362. We are also subletting our former headquarters of 12,000 square feet in Irvine, California. The lease for our former headquarters expires in September 2001.

ITEM 3. LEGAL PROCEEDINGS

     We are involved from time to time in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation which we believe will have a material impact on our results of operations, financial condition or liquidity, including the following:

     On January 16, 1998, G2 Resources Inc. (G2) filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claims that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provides that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10.3 million. Pulsar has asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claims that G2 assigned its accounts receivable to Classical under a financing program and that

Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar has asserted defenses to Classical's claim. The Company believes that the claims of G2 and Classical against Pulsar are without merit and intends to continue to vigorously defend against the claims. If G2 or Classical were to prevail in this lawsuit, our business and financial condition could be materially adversely affected.

     On July 11, 1997, Rudolph Menna filed a complaint against Pulsar and William W. Davis, Sr. in the U.S. District Court for Northern District of Georgia, Atlanta Division. Mr. Menna alleged that he was wrongfully terminated as a Pulsar employee and that Pulsar and Mr. Davis unlawfully discriminated against him on the basis of race and age. Mr. Menna's complaint sought an unspecified amount of damages including back pay, front pay, benefits, compensatory and punitive damages, interest and attorneys fees. Pulsar and Mr. Davis filed an answer denying the material allegations in the complaint. On December 6, 1999, we paid Mr. Menna $140,000 and settled any and all claims.

     On April 19, 1999, A&T Marketing Inc. filed a complaint against Pulsar in the Circuit Court for Prince George's County, Maryland. A&T claims that Pulsar owes A&T $262,000 plus interest and costs, for software that A&T sold Pulsar in 1998. Pulsar believes it has defenses to A&T's claim and that A&T's claim is without merit. Pulsar intends to vigorously defend against the claim.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed on the Nasdaq National Market under the symbol "LTNX." The following table sets forth, for the quarters indicated, the high and low closing sale prices per share of the Common Stock as reported on the Nasdaq National Market. The price shown represent quotations by dealers, without retail markup, markdown or commissions and may not reflect actual transactions.

     On March 15, 2000, the last reported sale price for our Common Stock on the Nasdaq National Market was $19.0625. As of March 15, 2000, the approximate number of holders of record of the Common Stock was 34. The Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

     High, low and closing prices for the last three quarters are as follows:

                                              HIGH       LOW       CLOSE
                                             ------    -------    --------
Fiscal quarter ended June 30, 1999.......    $11.00    $9.5625    $10.2500
Fiscal quarter ended September 30,
  1999...................................    $ 4.25    $4.0625    $ 4.1562
Fiscal quarter ended December 31,
  1999...................................    $ 8.25    $7.8125    $ 8.0000

     Sales of Registered Securities and Use of Proceeds. During June 1999, the Company competed its initial public offering ("the Offering") of 3,700,000 shares of its common stock. The offering date was June 9, 1999. Litronic Inc.'s stock is publicly traded on the NASDAQ National Market under the symbol "LTNX."

     The lead underwriters in the offering were Bluestone Capital Partners, L.P. and Pacific Crest Securities Inc. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-72151) which was declared effective by the SEC on June 9, 1999.

     A total of 3,700,000 shares of common stock were registered for sale by the Company under the Registration Statement for an aggregate amount of 40,700,000 (based upon the offering price of $11.00 per share), before deduction of underwriting discounts, commissions and other expenses. Additionally, the underwriters had an option to purchase an additional 555,000 shares from the Company to cover overallotments. None of these shares were sold in the Offering.

     After deducting underwriting discounts and commissions of $3.8 million and expenses of $1.6 million in connection with the Offering, the Company received net proceeds from the Offering of $35.3 million. As disclosed in the Registration Statement, the Company has been and intends to use these proceeds for reduction of debt, sales and marketing, product development, vendor settlements and working capital and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data as of and for each of the years in the five-year period ended December 31, 1999, derived from the consolidated financial statements of Litronic. The consolidated financial statements of Litronic as of, and for each of the five years ended December 31, 1999 have been audited by KPMG LLP, independent certified public accountants.

     The selected financial data should be read in conjunction with the consolidated financial statements of Litronic as of December 31, 1998 and 1999 and each of the years in the three-year period ended December 31, 1999, the related notes and the independent auditors' report, appearing elsewhere in this Annual Report.

     Selected Statements of Operations Data:

                                                        YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                          1995        1996        1997        1998       1999(1)
                                        ---------   ---------   ---------   ---------   ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Product..........................  $   1,525   $   7,855   $   8,627   $   5,214   $  29,805
     License and service..............      1,181       1,541       1,539       1,041       1,052
     Research and development.........         --          --   --.......         398         798
                                        ---------   ---------   ---------   ---------   ---------
          Total revenue...............      2,706       9,396      10,166       6,653      31,655
                                        ---------   ---------   ---------   ---------   ---------
Costs and expenses:
     Cost of sales -- product.........        793       4,098       3,211       2,821      26,249
     Cost of sales -- license and
       service........................        465         581         643         950         522
     Selling, general, and
       administrative.................        977       2,052       3,487       2,631       6,865
     Research and development.........        341         725       1,172       1,334       3,532
     Amortization of goodwill and
       other intangibles..............         --          --          --          --       1,448
                                        ---------   ---------   ---------   ---------   ---------
Operating income (loss)...............        130       1,940       1,653      (1,083)     (6,961)
Interest expense, net.................         38          19          42         418         168
                                        ---------   ---------   ---------   ---------   ---------
Earnings (loss) from continuing
  operations before income taxes......         92       1,921       1,611      (1,501)     (7,129)
Provision for (benefit from) income
  taxes...............................          1          29          22         (95)        (43)
                                        ---------   ---------   ---------   ---------   ---------
Earnings (loss) from continuing
  operations..........................  $      91   $   1,892   $   1,589   $  (1,406)  $  (7,086)
                                        =========   =========   =========   =========   =========
Net earnings (loss)...................  $     210   $     906   $  15,334   $  (1,406)  $  (7,086)
                                        =========   =========   =========   =========   =========
Earnings (loss) from continuing
  operations per share: basic and
  diluted.............................  $     .02   $     .49   $     .41   $    (.36)  $   (1.00)
                                        =========   =========   =========   =========   =========
Net earnings (loss) per share: basic
  and diluted.........................  $     .05   $     .23   $    3.96   $    (.36)  $   (1.00)
                                        =========   =========   =========   =========   =========
Shares used in per share computations:
  basic and diluted...................  3,870,693   3,870,693   3,870,693   3,870,693   7,055,882
                                        =========   =========   =========   =========   =========

---------------
(1) On June 14, 1999, the Company entered into a stock acquisition agreement with Pulsar Data Systems, Inc. All outstanding shares of Pulsar were exchanged for 2,169,938 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounts, and accordingly, the results of operations of Pulsar have been included in the Company's consolidated financial statements from June 14, 1999.

SELECTED BALANCE SHEET DATA:

                                                              DECEMBER 31,
                                        ---------------------------------------------------------
                                          1995        1996        1997        1998        1999
                                        ---------   ---------   ---------   ---------   ---------
                                                             (IN THOUSANDS)
Cash and cash equivalents.............  $      95   $     862   $     490   $     898   $   6,441
Working capital.......................       (372)      1,662         385         758      12,592
Total assets..........................      5,476       7,409       2,347       2,791      51,104
Current installments of long-term
  debt................................        472         545   --.......         580         481
Long-term debt, less current
  installments........................      4,313       4,997       3,506       5,200          --
Total liabilities.....................      6,483       7,510       5,148       6,998       3,171
Total shareholders' equity
  (deficit)...........................     (1,007)       (101)     (2,801)     (4,207)     47,933

     During the year ended December 31, 1997, Litronic paid a cash dividend of $9.5 million to its stockholders. No other dividends have been paid during the periods presented. Our loan agreements restrict our ability to pay cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We provide professional Internet data security services and develop and market software and microprocessor-based products needed to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings use public key infrastructure, which is the standard technology for securing Internet-based commerce and communications. In addition, through our Pulsar subsidiary, we provide network-based information technology consulting services to commercial accounts and federal, state and local government agencies. Pulsar also has an established product reseller business, which focuses on resales to government agencies, large corporate accounts and state and local governments. We acquired Pulsar in June 1999 in exchange for 2,169,938 shares of our common stock.

     Before 1990, we were solely a provider of electronic interconnect products to government and commercial entities. In 1990, we formed its data security division, which forms the basis of its operations today. The data security division was engaged primarily in research and development until 1993 when it began to generate meaningful revenue. In September 1997, we sold our Intercon division, which consisted of the assets relating to its interconnect operations, for cash to Allied Signal Inc., a non-related, publicly-traded company. The gain on sale was $15.0 million, net of tax expense of $241,000. In addition to the cash proceeds received, the sales agreement provided for our right to receive a contingent purchase price. Effective November 30, 1997, this right was distributed pro rata to our stockholders of Litronic. Except for senior management, these operations were operated independently from our data security operations. We charged direct costs to the division incurring them. Indirect or shared costs, such as senior management compensation and benefits, rent, utilities and costs of tax, legal and other advisory services, were allocated on the basis of actual usage and head count. Our historical consolidated financial statements have been restated to reflect the sale of the Intercon division as discontinued operations.

RESULTS OF OPERATIONS -- COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     Because we acquired Pulsar in June 1999, for the fiscal year ended December 31, 1999, our revenue and expenses include the results of Pulsar's operations since June 14, 1999. Therefore, revenue and expenses are not comparable from period to period.

     TOTAL REVENUE. Total revenue decreased 35% from $10.2 million during the year ended December 31, 1997 to $6.7 million during the year ended December 31, 1998 and increased 376% from $6.7 million during 1998 to $31.7 million during the year ended December 31, 1999. The decrease from 1997-1998 was primarily attributable to a decrease in sales of the ARGUS 300 products, as described below. The increase during 1999 was primarily attributable to revenues generated by Pulsar.

     During 1997, 45%, 20%, and 19% of revenue was generated from sales to U.S. Army Corps of Engineers, Lockheed Martin Corporation and the National Security Agency, respectively. During 1998, 44%, 20% and 17% of revenue was generated from sales to Lockheed Martin Corporation, the National Security Agency and the U.S. Army Corps of Engineers, respectively. During 1999, 31% and 12% of revenue was generated from sales to the United States Immigration and Naturalization Service, and the United States Department of State, respectively. Sales to federal government agencies accounted for approximately 84%, 81% and 78% of sales during 1997, 1998 and 1999, respectively.

     PRODUCT REVENUE. Product revenue decreased 40% from $8.6 million during 1997 to $5.2 million during 1998 and increased 472% from 1998 to $29.8 million during 1999. The decrease from 1997 to 1998 was primarily attributable to reduced sales of our ARGUS 300 products to the U.S. Army Corps of Engineers as a result of the substantial completion of our contract to deliver this product. The increase during 1999 was primarily attributable to revenues generated by Pulsar, amounting to $26.5 million.

     LICENSE AND SERVICE REVENUE. License and service revenue decreased 32% from $1.5 million during 1997 to $1.0 million during 1998 and increased 1% from $1.0 million during 1998 to $1.1 million during 1999. The decrease in 1998 as compared to 1997 was primarily attributable to reduced service revenue from the National Security Agency as a result of its determination that it would no longer pay for Litronic-provided support services for the Defense Messaging System and the subsequent decline in support requests from users of Litronic's support services. There was no significant change in 1999 as compared to 1998.

     RESEARCH AND DEVELOPMENT REVENUE. Research and development revenue represents amounts earned under a contract with the National Security Agency for the design of a microprocessor meeting minimum specifications established by the National Security Agency. We have contracted with others to perform aspects of the project. All related project costs are expensed as research and development as incurred. Regardless of the results of the development efforts the amounts received from the National Security Agency are nonrefundable. The related research and development costs are not separately identifiable. Therefore, the corresponding costs of the entire development effort are included in research and development expenses.

     Research and development revenue during 1998 was $398,000, whereas no research and development revenue was earned during 1997. Research and development revenue increased 101% from $398,000 during 1998 to $798,000 during 1999. The increase from 1998 to 1999 was primarily attributable to a greater portion of contract revenues being earned in 1999 than were earned in 1998. The contract that resulted in research and development revenue was completed in 1999 and no further research and development revenue is currently anticipated under this contract.

     PRODUCT GROSS MARGIN. Product gross margin decreased as a percentage of net product revenue from 63% during 1997 to 46% during 1998 and decreased to 12% during 1999. The decrease from 1997 to 1998 was primarily attributable to reduced sales under the CEFMS contract, which had higher margins, and increased sales of low margin pass-through products to the National Security Agency. The decrease from 1998 to 1999 was primarily attributable to the mix of low-margin versus high-margin products sold during 1999. During 1999 network deployment products represented 88% of product revenue as compared to data security products that represented 12% of product revenue. Margins from the sale of network deployment products are significantly lower than the margins from the sale of data security products.

     LICENSE AND SERVICE GROSS MARGIN. License and service gross margin decreased as a percentage of license and service revenue from 58% during 1997 to 9% during 1998 and increased to 50% during 1999. The decrease from 1997 to 1998 was primarily attributable to higher compensation costs associated with the reduction of support services revenue under the Defense Messaging System contract. The increase from 1998 to 1999 was primarily attributable to the Company's ability to reduce the underutilized labor cost that had resulted in lower gross margins in the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 25% from $3.5 million during 1997 to $2.6 million during 1998 and increased 161% from 1998 to $6.9 million during 1999. The decrease from 1997 to 1998 was primarily attributable to nonrecurring bonuses of $1.0 million paid in 1997 to stockholder employees following the sale of the Intercon division. The increase from 1998 to 1999 was primarily attributable to the additional selling, general and administrative expenses associated with Pulsar. As a percentage of revenue, selling, general and administrative expenses increased from 34% during 1997 to 40% during 1998 and decreased to 22% during 1999. The percentage increase from 1997 to 1998 was primarily attributable to the decrease in total revenue during 1998 and the percentage decrease from 1998 to 1999 was primarily attributable to the revenues generated by Pulsar during 1999.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 14% from $1.2 million during 1997 to $1.3 million during 1998 and increased 165% from 1998 to $3.5 million during 1999. The increase from 1997 to 1998 was primarily attributable to increased costs associated with ongoing research and development efforts. The increase from 1998 to 1999 was primarily attributable to significant increased staffing related to product development, including development efforts related to the Forte microprocessor, Maestro, ProFile Manager, NetSign and token reader/writers. As a percentage of revenue, research and development expenses increased from 12% during 1997 to 20% during 1998 and decreased to 11% during 1999. The percentage increase from 1997 to 1998 was primarily attributable to the decrease in total revenue and the percentage decrease from 1998 to 1999 was primarily attributable to the revenues generated by Pulsar.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. The amortization of goodwill and other intangibles recorded during 1999 was attributable to the acquisition of Pulsar. The amortization recorded during the year ended December 31, 1999 of $1.4 million relates to the period June 14, 1999 through December 31, 1999.

     We are in the process of completing the integration of Pulsar, which we expect to complete in 2000. After the integration is completed, we plan to fully analyze the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar based on the cash flows being generated by Pulsar. Such an analysis could result in the conclusion that the cash flows of Pulsar will not fully support the recoverability of the goodwill and other intangibles. If such a conclusion is reached, we will consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations. In addition, such a conclusion could possibly result in an impairment charge relating to some or all of the carrying value of the goodwill and other intangibles related to the Pulsar acquisition.

     INTEREST EXPENSE, NET. Interest expense, net, increased 895% from $42,000 during 1997 to $418,000 during 1998 and decreased 60% from 1998 to $168,000 during 1999. The increase in interest expense from 1997 to 1998 was attributable to increased levels of borrowings required for operations. The decrease from 1998 to 1999 was primarily attributable to the reduction of borrowing that resulted when proceeds from our initial public offering were used to extinguish outstanding debt obligations.

     INCOME TAXES. The provision for state income taxes was $22,000 for 1997. For 1998, Litronic had a benefit of $95,000 as a result of losses from continuing operations before income taxes of $1.5 million. For 1999 the tax benefit of $43,000 was primarily attributable to prior year tax refunds received that exceeded amounts recorded as receivable in prior years.

     BACKLOG. At December 31, 1997 total backlog was $1.1 million, including $466,000 attributable to Lockheed Martin Corporation and $578,000 attributable to the National Security Agency. At December 31, 1998, total backlog was $717,000, including $109,000 attributable to Lockheed Martin Corporation and $596,000 attributable to the National Security Agency. At December 31, 1999 total backlog was $366,000. Orders are subject to cancellation in certain circumstances, and backlog may therefore not be indicative of future operating results.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1999, we completed our initial public offering of common stock. The net proceeds of the offering were $35.3 million.

     In June 1999 we also entered into a three-year agreement with Fidelity Funding permitting borrowings under a new $20.0 million secured revolving line of credit facility commencing on June 14, 1999. The agreement provides for an annual interest rate of prime plus .625%; a pledge of substantially all of our personal and real property as collateral. Although the credit facility is for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to the Company is subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consists of 85% of eligible accounts receivable plus the lesser of (a) 50% of the value of eligible on-hand inventory or (b) $1.0 million. As a result, the amount actually available to the Company at any particular time may be significantly less than the full $20.0 million credit facility due to the maximum borrowing limitation calculation.

     Our debt facilities contain covenants and restrictions, including maintenance of minimum tangible net worth and working capital, prohibition of payment of dividends, and a requirement that net profit for each of the calendar quarters for 1999 and 2000 shall not exceed a negative $1,500,000, and the net profit for each calendar quarter thereafter shall equal or exceed $500,000. At December 31, 1999 we were in compliance with or had waivers for these covenants. It may be necessary for us to seek waivers from the lender for future covenant violations that may occur. Although we feel the likelihood of obtaining such waivers is good, there is no guarantee that such waivers, if needed, will be provided.

     During the twelve months ended December 31, 1999 cash used in operations was $11.5 million primarily due to a net loss of $7.1 million, an increase in accounts receivable of $1.5 million and decreases in accounts payable of $4.0 million and accrued liabilities of $0.6 million. The larger amount of cash used in operations, as compared to $1.7 million in 1998, reflects increased expenditures related to Pulsar.

     During the twelve months ended December 31, 1999, cash used in investing activities was $894,000 versus $118,000 in 1998. This increase is primarily due to restricted cash relating to the line of credit and purchases of property and equipment in 1999.

     During the twelve months ended December 31, 1999, cash provided by financing activities was $17.9 million, consisting primarily of net proceeds from the initial public offering of $35.3 million, and borrowings of $27.0 million under bank and other borrowing agreements. These were partially offset by repayments of $44.4 million under bank borrowing agreements.

     We believe that the current availability under our $20.0 million revolving line of credit and existing cash and cash equivalents will be sufficient to satisfy our contemplated cash requirements for at least the next 12 months, including planned capital expenditures of approximately $1.2 million and an increase in rent expense of approximately $100,000 per year following the February 2000 relocation of our California headquarters.

     Although we believe that we have sufficient capital to fund our operations for at least the next 12 months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors including, but not limited, to:

     - the market acceptance of our products and services

     - the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the market place

     - research and development plans

     - levels of inventory and accounts receivable

     - technological advances

     - competitors' responses to our products and services

     - relationships with partners, suppliers and customers

     - our projected capital expenditures

     In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

RISK FACTORS

     BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN SUCH CASE, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT

  WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

     Even with the proceeds of our initial public offering, we may not become profitable or significantly increase our revenue. We incurred net losses of $1.4 million and $7.1 million for the years ended December 31, 1998 and 1999, respectively.

  OUR INABILITY TO INTEGRATE, OR IMPLEMENT OUR PLANS FOR, THE OPERATIONS OF PULSAR MAY ADVERSELY AFFECT OUR BUSINESS.

     Our failure to successfully integrate, or implement our plans for, the operations of Pulsar would significantly diminish the value of the Pulsar acquisition. Moreover, integration of the Pulsar acquisition may place strain on our managerial and financial resources, which could, in turn, adversely affect our business. To achieve the full benefits of the Pulsar acquisition, we will need to:

     - integrate our administrative, financial and engineering resources and coordinate our marketing and sales efforts;

     - roll out our data security products to Pulsar's existing client base;

     - successfully complete the implementation of Pulsar's recent shift in product reselling focus;

     - expand Pulsar's professional service offerings; and

     - increase sales of Pulsar's products and professional services.

We may not be able to successfully implement any of these plans. If we are not able to implement these plans we will consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations.

  THE GOODWILL AND OTHER INTANGIBLES ACQUIRED IN THE PULSAR ACQUISITION MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR COMMON STOCK.

     Approximately $34.7 million, or 68%, of our consolidated assets as of December 31, 1999, consisted of intangible assets, including goodwill, arising from the acquisition of Pulsar. This amount, the components of which will be amortized over 10 to 15 years, constitutes a non-cash, non-tax deductible expense in each amortization period that will reduce net income or increase net loss for that period. The reduction in our net earnings or an increase in our net loss resulting from the amortization of goodwill and other intangibles may have an adverse impact on our operating results and the market price of our common stock. There is also a risk that we may never realize the value of our intangible assets.

     We plan to periodically analyze the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar based on the cash flows being generated by Pulsar. Such an analysis could result in the conclusion that the cash flows of Pulsar will not fully support the recoverability of the goodwill and other intangibles. If such a conclusion is reached, we will consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations. In addition, such a conclusion could possibly result in an impairment charge relating to some or all of the carrying value of the goodwill and other intangibles related to the Pulsar acquisition.

  A DEFAULT UNDER OUR SECURED CREDIT ARRANGEMENTS COULD RESULT IN A FORECLOSURE OF OUR ASSETS BY OUR CREDITORS.

     All of our assets are pledged as collateral to secure portions of our debt. This means that if we default on our secured debt obligations our indebtedness could become immediately due and payable and the lenders could foreclose on our assets. From time to time we have been in violation of financial covenants under our existing credit arrangements and have had to negotiate with our lenders for waivers or forbearance agreements for these violations.

  THE TERMS OF OUR LOAN AGREEMENTS COULD LIMIT OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

     The terms of our loan agreements with our credit providers could limit our ability to implement our strategy. In addition to substantially prohibiting us from incurring additional indebtedness, our loan agreements with these creditors limit or prohibit us from:

     - declaring or paying cash dividends;

     - making capital distributions or other payments to stockholders;

     - merging or consolidating with another corporation; or

     - selling all or substantially all of our assets.

  WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS AND, THEREFORE, THE LOSS
  OF EVEN ONE OF THESE CUSTOMERS COULD SIGNIFICANTLY AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

     We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The nonrenewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. For the year ended December 31, 1999, we derived 43% of our consolidated revenue from two customers.

  DOING BUSINESS WITH THE U.S. GOVERNMENT ENTAILS MANY RISKS WHICH COULD ADVERSELY AFFECT US.

     Sales to U.S. government agencies accounted for 91% of our consolidated revenue for the year ended December 31, 1999. Our sales to these agencies are subject to risks, including:

     - early termination of our contracts;

     - disallowance of costs upon audit; and

     - the necessity to participate in competitive bidding and proposal processes, which is costly, time consuming and may result in unprofitable contracts.

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

     Increased demand for our products depends in large part on the continued growth of the Internet and Internet protocol-based networks and the widespread acceptance and use of these mediums for electronic commerce and communications. Because electronic commerce and communications over these networks are evolving, we cannot predict the size of the market and its sustainable growth rate. A number of factors may affect market size and growth rate, including:

     - the use of electronic commerce and communications may not increase, or may increase more slowly than we expect;

     - the Internet infrastructure and communications services to support electronic commerce may not be able to continue to support the demands placed on it by continued growth; and

     - the growth and reliability of electronic commerce and communications could be harmed by delays in development or adoption of new standards and protocols to handle increased levels of activity or by increased governmental regulation.

  IF PKI TECHNOLOGY IS COMPROMISED, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

     Many of our products are based on PKI technology. The security afforded by this technology depends on the integrity of a user's private key, which depends in part on the application of algorithms, or advanced mathematical factoring equations. The occurrence of any of the following could result in a decline in demand for our data security products:

     - any significant advance in techniques for attacking PKI systems, including the development of an easy factoring method or faster, more powerful computers;

     - publicity of the successful decoding of cryptographic messages or the misappropriation of private keys; and

     - government regulation limiting the use, scope or strength of PKI.

  IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS AND SERVICE OFFERINGS COULD BECOME OBSOLETE.

     If we are unable to modify existing products and develop new products that are responsive to changing technology and standards and meet customer needs in a timely and cost effective manner, our business could be adversely affected. The markets we serve are characterized by rapidly changing technology, emerging industry standards and frequent introduction of new products. The introduction of products embodying new technologies and the emergence of new industry standards may render our products obsolete or less marketable. The process of developing our products and services is extremely complex and requires significant continuing development efforts.

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

  WE DEPEND ON KEY MANAGEMENT PERSONNEL.

     Our success will depend largely on the continuing efforts of our executive officers and senior management. Our business may be adversely affected if the services of any of our key personnel become unavailable to us. There is a risk that these individuals will not continue to serve for any particular period of time. While we have obtained key person life insurance policies on the lives of our current chief executive officer and president, each in the amount of $3.0 million, these amounts may not be sufficient to offset the loss of their services.

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

     Furthermore, our failure or inability to meet a customer's expectations in the performance of our services, or to do so in the time frame required by the customer, regardless of our responsibility for the failure, could:

     - result in a claim for substantial damages against us by the customer;

     - discourage customers from engaging us for these services; and

     - damage our business reputation.

     In addition, as a professional services provider, a portion of our business involves employing people and placing them in the workplace of other businesses. Therefore, we are also exposed to liability for actions taken by our employees while on assignment.

  PROBLEMS RELATING TO THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR BUSINESS.

     Many currently installed computer systems, software programs, and embedded data chips are programmed using a 2-digit date field and are therefore unable to distinguish dates beyond the 20th century. A failure to identify and correct any mission-critical internal or third party year 2000 processing problem could have a material adverse operational or financial consequence to us.

     Thus far, we have had no significant problems related to year 2000 issues associated with the computer systems, software, and other property and equipment we use. In addition, we have not experienced significant year 2000 issues among our suppliers that have resulted in a negative impact on our business. However, we cannot guarantee that the year 2000 problem will not adversely affect our business, operating results or financial condition at some point in the future.

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

 OUR EFFORTS TO EXPAND INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF
 RISKS.

     We are currently seeking to increase our international sales. Our inability to maintain or to obtain federal or foreign regulatory approvals relating to the import or export of our products on a timely basis could adversely affect our ability to expand our international business. Additionally, our international operations could be subject to a number of risks, any of which could adversely affect our future international sales, including:

     - increased collection risks;

     - trade restrictions;

     - export duties and tariffs; and

     - uncertain political, regulatory and economic developments.

     Our ability to produce the Forte PKI card on a timely and cost-effective basis depends on the availability of a computer chip from a third-party supplier, with whom we do not expect to maintain a supply agreement.

     Any inability to receive adequate supplies of Atmel Corporation's specially designed Forte microprocessor would adversely affect our ability to complete and sell the Forte PKI card. We do not anticipate maintaining a supply agreement with Atmel Corporation for the Forte microprocessor. If Atmel were unable to deliver the Forte microprocessor for a lengthy period of time or terminated its relationship with us, we would be unable to produce the Forte PKI card until we could design a replacement computer chip for the Forte microprocessor. We anticipate this would take substantial time and resources to complete.

 SMALL NUMBER OF STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, WILL HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES.

     Kris Shah and members of his family, William W. Davis, Sr. and Lillian A. Davis presently beneficially own, in the aggregate, approximately 61.3% of our outstanding common stock. These stockholders, if acting together, would have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control.

  THERE ARE LAWSUITS PENDING AGAINST US WHICH COULD ADVERSELY AFFECT OUR BUSINESS IF THEY ARE RESOLVED AGAINST PULSAR.

     Lawsuits are pending against Pulsar which, if resolved against Pulsar, could materially and adversely affect our business and financial condition. See "Item 3 -- Legal Proceedings."

  OUR STOCK PRICE IS EXTREMELY VOLATILE.

     The trading price of our common stock is highly volatile as a result of factors specific to us or applicable to our market and industry in general. These factors, include:

     - variations in our annual or quarterly financial results or those of our competitors;

     - company issued earnings announcements that vary from consensus analyst estimates;

     - changes by financial research analysts in their recommendations or estimates of our earnings;

     - conditions in the economy in general or in the information technology service sector in particular;

     - announcements of technological innovations or new products or services by us or our competitors; and

     - unfavorable publicity or changes in applicable laws and regulations, or their judicial or administrative interpretations, affecting us or the information technology service sectors.

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

 THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND THE EXISTENCE OF REGISTRATION RIGHTS COULD DEPRESS THE MARKET FOR OUR COMMON STOCK.

     The possibility that a substantial number of additional shares of common stock may become tradable in the public market in the future may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of equity securities. The shares that are restricted from trading, pursuant to agreement with the underwriter in our initial public offering, will become available for sale in June 2000 and over succeeding months. We cannot predict the effect, if any, that sales of these additional securities or the availability of these additional securities for sale will have on the market prices prevailing from time to time. In addition, the representatives of the underwriters in our initial public offering have also been granted registration rights commencing in June 2000 providing for the registration under the Securities Act of the securities issuable upon exercise of the representatives' warrants. The exercise of these rights could result in substantial expense to us. Furthermore, if the representatives exercise their registration rights, they will be unable to make a market in our securities for up to nine days before the initial sales of the warrants until the discontinuation of sales. If the representatives cease making a market, the market and market prices for the securities may be adversely affected and the holders of these securities may be unable to sell them.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We entered into an agreement with Fidelity Funding permitting us to borrow under a $20 million secured revolving line of credit facility in June 1999. Under the agreement, we are subject to an annual interest rate of the prime rate plus 0.625%. An increase in the prime rate can adversely affect our ability to draw against this line of credit. Future operating results could also be adversely affected by increases in interest rates that occur while significant borrowings are outstanding. We had outstanding borrowings of $312,000 related to this line of credit at December 31, 1999. A 10% change in the underlying prime rate would result in an approximately $7,000 change in the annual amount of interest paid on such debt.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements included in this Report at pages F-1 through F-20.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by this reference to the section entitled "Election of Directors" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders involving, among other things, the election of directors. We will file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders involving, among other things, the election of directors. We will file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 1999.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by this reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders involving, among other things, the election of directors. We will file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the close of the our fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation --Certain Transactions" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders involving, among other things, the election of directors. We will file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial statements
          The financial statements listed in the accompanying index to consolidated financial statements and financial statement schedules are filed or incorporated by reference as part of this annual report.

        (2) Financial statement schedules
          The financial statement schedule listed in the accompanying index to consolidated financial statements and financial statement schedules is filed as part of this annual report.

        (3) Exhibits
          The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

     (b)    Reports on Form 8-K
          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000                     LITRONIC INC.

                                          By:          /s/  KRIS SHAH
                                            ------------------------------------
                                            Kris Shah
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report is made by the following persons on behalf of the Registrant and in the capacities indicted.

                    NAME                                       TITLE                        DATE
                    ----                                       -----                        ----
/s/  KRIS SHAH                                   Chairman of the Board and Chief       March 30, 2000
---------------------------------------------    Executive Officer (Principal
Kris Shah                                        Executive Officer)

/s/  ROY LUNA                                    Chief Financial Officer (Principal    March 30, 2000
---------------------------------------------    Financial Officer and Principal
Roy Luna                                         Accounting Officer)

/s/  WILLIAM D. DAVIS, SR.                       President, Chief Operating Officer    March 30, 2000
---------------------------------------------    and Director
William D. Davis, Sr.

/s/  MARK GEMBICKI                               Director                              March 30, 2000
---------------------------------------------
Mark Gembicki

/s/  MATTHEW MEDEIROS                            Director                              March 30, 2000
---------------------------------------------
Matthew Medeiros

                         LITRONIC INC. AND SUBSIDIARIES

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................  F-4
Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended December 31, 1997, 1998 and 1999......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................  F-6
Notes to Consolidated Financial Statements..................  F-7
Schedule II - Valuation and qualifying accounts.............  S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Litronic Inc.:

     We have audited the accompanying consolidated financial statements of Litronic Inc. and subsidiaries as of December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999 as listed in the accompanying index. In connection with our audit of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Litronic Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Orange County, California
March 24, 2000

                         LITRONIC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998       1999
                                                                -------    -------
                                      ASSETS
Cash and cash equivalents...................................    $   898    $ 6,441
Restricted cash.............................................         --        612
Accounts receivable (net of allowance for doubtful accounts
  of $14 and $390 as of December 31, 1998 and 1999,
  respectively).............................................        740      7,141
Inventories.................................................        533        796
Other current assets........................................        385        703
Note receivable -- related party............................         --         70
                                                                -------    -------
          Total current assets..............................      2,556     15,763
Property and equipment, net.................................        235        646
Goodwill and other intangibles, net.........................         --     34,695
                                                                -------    -------
                                                                $ 2,791    $51,104
                                                                =======    =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current installments of long-term debt......................    $   580    $   481
Accounts payable............................................        456      1,250
Accrued liabilities.........................................        762      1,440
                                                                -------    -------
          Total current liabilities.........................      1,798      3,171
Long-term debt, less current installments...................      5,200         --
                                                                -------    -------
          Total liabilities.................................      6,998      3,171
Shareholders' equity (deficit):
  Preferred stock, $0.01 par value.
     Authorized 5,000,000 shares; no shares issued or
      outstanding...........................................         --         --
  Common stock, $0.01 par value.
     Authorized 25,000,000 shares; issued and outstanding
      3,870,693 shares at December 31, 1998 and 9,856,944
      shares at December 31, 1999...........................         39         99
  Additional paid-in capital................................         --     52,812
  Accumulated deficit.......................................     (4,246)    (4,978)
                                                                -------    -------
Total shareholders' equity (deficit)........................     (4,207)    47,933
                                                                -------    -------
Commitments and contingencies (notes 11 and 16)
                                                                $ 2,791    $51,104
                                                                =======    =======

          See accompanying notes to consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1997         1998         1999
                                                            ---------    ---------    ---------
Revenues:
  Product.................................................  $   8,627    $   5,214    $  29,805
  License and service.....................................      1,539        1,041        1,052
  Research and development................................         --          398          798
                                                            ---------    ---------    ---------
       Total revenues.....................................     10,166        6,653       31,655
                                                            ---------    ---------    ---------
Costs and expenses:
  Cost of sales - product.................................      3,211        2,821       26,249
  Cost of sales - license and service.....................        643          950          522
  Selling, general and administrative.....................      3,487        2,631        6,865
  Research and development................................      1,172        1,334        3,532
  Amortization of goodwill and other intangibles..........         --           --        1,448
                                                            ---------    ---------    ---------
       Total costs and expenses...........................      8,513        7,736       38,616
                                                            ---------    ---------    ---------
       Operating income (loss)............................      1,653       (1,083)      (6,961)
Interest expense, net.....................................         42          418          168
                                                            ---------    ---------    ---------
Earnings (loss) from continuing operations before income
  taxes...................................................      1,611       (1,501)      (7,129)
Provision for (benefit from) income taxes.................         22          (95)         (43)
                                                            ---------    ---------    ---------
Earnings (loss) from continuing operations................      1,589       (1,406)      (7,086)
Discontinued operations:
  Loss from discontinued operations, net of applicable
     income tax benefit of $23 in 1997....................     (1,278)          --           --
  Gain on disposal of discontinued operations, net of
     income tax expense of $241...........................     15,023           --           --
                                                            ---------    ---------    ---------
Net earnings (loss).......................................  $  15,334    $  (1,406)   $  (7,086)
                                                            =========    =========    =========
Earnings (loss) from continuing operations per
  share--basic and diluted................................  $     .41    $    (.36)   $   (1.00)
Discontinued operations, net of applicable income tax
  effect, per share--basic and diluted....................       3.55           --           --
                                                            ---------    ---------    ---------
Net earnings (loss) per share--basic and diluted..........  $    3.96    $    (.36)   $   (1.00)
                                                            =========    =========    =========
Shares used in per share computations--basic and
  diluted.................................................  3,870,693    3,870,693    7,055,882
                                                            =========    =========    =========

          See accompanying notes to consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                  NET
                                                 COMMON STOCK     ADDITIONAL                 SHAREHOLDERS'
                                                ---------------    PAID IN     ACCUMULATED      EQUITY
                                                SHARES   AMOUNT    CAPITAL       DEFICIT       (DEFICIT)
                                                ------   ------   ----------   -----------   -------------
Balance, December 31, 1996....................  3,871     $39      $    --       $  (140)       $  (101)
Net earnings..................................     --      --           --        15,334         15,334
Cash dividends to shareholders................     --      --           --        (9,534)        (9,534)
Distribution of KRDS, Inc. stock to
  shareholders................................     --      --           --        (8,500)        (8,500)
                                                -----     ---      -------       -------        -------
Balance, December 31, 1997....................  3,871      39           --        (2,840)        (2,801)
Net loss......................................     --      --           --        (1,406)        (1,406)
                                                -----     ---      -------       -------        -------
Balance, December 31, 1998....................  3,871      39           --        (4,246)        (4,207)
Proceeds from sale of common stock, net of
  issuance costs of $5,426....................  3,700      37       35,237            --         35,274
Common stock issued in connection with the
  acquisition of Pulsar.......................  2,170      22       23,848            --         23,870
Change from Subchapter S Corporation to C
  Corporation.................................     --      --       (6,354)        6,354             --
Stock options exercised.......................    116       1           81            --             82
Net loss......................................     --      --           --        (7,086)        (7,086)
                                                -----     ---      -------       -------        -------
Balance, December 31, 1999....................  9,857     $99      $52,812       $(4,978)       $47,933
                                                =====     ===      =======       =======        =======

          See accompanying notes to consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------    -------    -------
Cash flows from operating activities:
  Net earnings (loss).......................................  $ 15,334     (1,406)    (7,086)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization.............................       129        203      1,803
  Gains on disposal of discontinued operations, net of
    tax.....................................................   (15,023)        --         --
  Cash payments related to discontinued operations..........       152         --         --
  Changes in assets and liabilities:
  Accounts receivable.......................................     1,048        256     (1,496)
  Inventories...............................................       715       (128)       (64)
  Other current assets......................................        13       (249)      (381)
  Accounts payable..........................................      (418)        41     (3,964)
  Accrued liabilities.......................................        92       (465)      (633)
  Other assets..............................................        --         --        332
                                                              --------    -------    -------
         Net cash provided by (used in) operating
          activities........................................     2,042     (1,748)   (11,489)
                                                              --------    -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (4,919)      (118)      (282)
  Proceeds from disposal of discontinued operations.........    20,567         --         --
  Restricted cash relating to line of credit................        --         --       (612)
                                                              --------    -------    -------
         Net cash provided by (used in) investing
          activities........................................    15,648       (118)      (894)
                                                              --------    -------    -------
Cash flows from financing activities:
  Discontinued operations financing activities..............      (698)        --         --
  Stock options exercised...................................        --         --         82
  Proceeds from sale of common stock, net of issuance costs
    of $5,426...............................................        --         --     35,274
  Proceeds from revolving note payable to bank..............    18,649      6,496     23,837
  Proceeds from related party note payable..................     2,900        600         --
  Proceeds from line of credit..............................        --         --      1,129
  Proceeds from long-term debt..............................     3,038      5,200      1,500
  Principal payments on revolving line of credit and
    long-term notes payable to bank.........................   (18,445)        --         --
  Proceeds from insurance financing.........................        --         --        497
  Repayment of related party note payable...................      (248)    (3,500)        --
  Principal payments on revolving line of credit............    (5,224)    (6,522)   (30,805)
  Repayment on insurance financing..........................        --         --       (329)
  Principal payment on notes payable........................        --         --    (13,259)
  Cash dividends to shareholders............................    (9,534)        --         --
  Cash distribution to shareholders.........................    (8,500)        --         --
                                                              --------    -------    -------
  Net cash provided by (used in) financing activities.......   (18,062)     2,274     17,926
                                                              --------    -------    -------
  Net increase (decrease) in cash...........................      (372)       408      5,543
                                                              --------    -------    -------
Cash and cash equivalents at beginning of year..............       862        490        898
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $    490        898      6,441
                                                              ========    =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
         Interest...........................................  $    119        418        162
         Income taxes.......................................       204         --          3
                                                              ========    =======    =======
Supplemental disclosure of noncash investing and financing
  activities:
  Liabilities transferred in connection with sale of
    Intercon division (note 3)..............................  $   (366)        --         --
  Mortgage transferred in connection with distribution of
    KRDS, Inc. (note 9).....................................    (3,038)        --         --

     The Company issued 2,169,938 shares of common stock in connection with the acquisition of Pulsar. In connection with the acquisition, net assets purchased were as follows (note 2):

Market value of common stock issued.........................  $     --         --     23,870
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General

     Litronic Inc. (through a reorganization with Litronic Industries, Inc., as described further below) (Litronic or the Company) designs and produces high grade information security solutions. In addition, the Company also provides engineering and other services to various government agencies on a time and material basis. Through its Intercon division (Intercon), which was discontinued during 1997 (see note 3), Litronic Industries, Inc. provided state-of-the-art electronic interconnect products for both government and commercial entities. On December 31, 1997, the Company distributed KRDS, Inc. to the Company's primary shareholders (note 9).

     Through the acquisition of Pulsar Data Systems, Inc. (Pulsar), the Company engages in the sale of computer hardware, software, peripheral equipment, and support services to governmental agencies and commercial enterprises throughout the United States.

  Public Offering and Reorganization

     In June 1999, Litronic completed an initial public offering of common stock of Litronic Inc., a newly formed corporation with no operations (the "Offering"). The Company offered 3,700,000 shares of common stock at a purchase price of $11 per share, resulting is gross proceeds of $40,700. These proceeds were offset by issuance costs of $5,426, resulting in net proceeds of $35,274. Litronic Industries, Inc. also initiated certain events (the "Reorganization") in connection with the Offering which resulted in it becoming a wholly-owned subsidiary of Litronic Inc. on June 8, 1999. The Reorganization was accomplished through a stock-for-stock exchange between Litronic Inc. and Litronic Industries, Inc. and was accounted for as an "as if pooling of interests" for entities under common control. Concurrent with the Reorganization, Litronic Industries, Inc. terminated its Subchapter S status and is subject to federal and state income taxes. Pursuant to the change from a Subchapter S to a C corporation, the cumulative loss from inception to June 9, 1999, as a Subchapter S corporation of $6,354 was transferred from accumulated deficit to additional paid in capital.

     All of the outstanding shares of Litronic Industries, Inc. were exchanged for 3,870,693 shares of the Company's common stock. Consequently, as of June 8, 1999, the consolidated group included the operations of Litronic Inc. and its wholly-owned subsidiary, Litronic Industries, Inc. The prior period financial statements have been restated to reflect the exchange of these shares.

     The Company also entered into a stock acquisition agreement with Pulsar which was effected simultaneously with the Offering. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Pulsar have been included in the Company's consolidated financial statements from June 14, 1999.

  Basis of Financial Statement Presentation and Principles of Consolidation

     The consolidated financial statements and related notes presented herein have been retroactively adjusted to reflect the Reorganization. The capital structure presented in these financial statements is that of Litronic Inc. All references herein to "the Company" refer to Litronic Inc. as consolidated with Litronic Industries, Inc. The consolidated financial statements include the accounts of Litronic Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                         LITRONIC INC. AND SUBSIDIARIES

  Earnings (Loss) Per Share

     The Company applies Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. (Statement) 128, "Earnings Per Share." Statement 128 provides for the calculation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive.

  Revenue Recognition

     Revenue from product sales, including hardware (with embedded software) and software, is recognized upon shipment unless contract terms call for a later date, net of an allowance to cover estimated warranty costs. Customers do not have the right of return except for product defects, and product sales are not contingent upon customer testing, approval and/or acceptance. The costs of providing postcontract customer support are not significant. Revenue under service and development contracts is recorded as services are rendered. The Company's revenue recognition policies for software are in compliance with the American Institute of Certified Public Accountants (AICPA) Statements of Position (SOP) 97-2, Software Revenue Recognition. In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 amends certain paragraphs of SOP 97-2 to require recognition of revenue using the "residual method" under certain circumstances. The "residual method" established by SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 did not have a significant impact on the Company's financial position or results of operations. Revenue under research arrangements with government agencies is recorded as revenue as services are rendered or products are shipped.

     Included in research and development revenue for the years ended December 31, 1998 and 1999 is $398 and $798, respectively, related to a contract with the National Security Agency (NSA). The Company is designing a microprocessor meeting certain minimum specifications under a contract with the NSA. The Company has contracted with others to perform certain aspects of the project. All related project costs are expensed as research and development as incurred. No other funds received for research and development projects were recorded during any of the periods presented. The amounts received from the NSA are not refundable regardless of the results of the development efforts. The related research and development costs are not separately identifiable, therefore the corresponding costs of the entire development effort are included in research and development expenses.

     Revenue from time and material, network deployment service contracts is recognized on the basis of man-hours incurred plus other reimbursable contract costs incurred during the period.

     Revenue from network deployment products is recognized upon transfer of title, generally upon delivery. Product and service revenues from the Company's electric security systems contracts are recognized in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and certain production-type contracts". The Company recognizes this revenue on a percentage of completion basis, based on estimated labor dollars incurred.

     The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

                         LITRONIC INC. AND SUBSIDIARIES

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

  Property and Equipment and Goodwill and Other Intangibles

     Property and equipment are stated at cost. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of 2 to 3 years.

     The Company amortizes intangible assets relating to businesses acquired and costs in excess of the fair value of net assets of businesses acquired ("goodwill and other intangibles") using the straight-line method over the estimated useful lives of the intangible assets and business acquired. Amortization of goodwill and other intangibles was $1,448 for the year ended December 31, 1999.

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Management is in the process of completing the integration of Pulsar, which it expects to complete in 2000. After the integration is completed, management plans to fully analyze the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar, based upon the cash flows being generated by Pulsar. Such an analysis could result in the conclusion that the cash flows of Pulsar will not fully support the recoverability of the goodwill and other intangibles. If such a conclusion is reached, management would consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations. In addition, such a conclusion could possibly result in an impairment charge relating to some or all of the carrying value of the goodwill and other intangibles.

  Segment Reporting

     As of January 1, 1998, the Company adopted Statement 131, "Disclosures about Segments of an Enterprise and Related Information", which requires entities to report financial and descriptive information about its reportable operating segments. The Company had historically operated in two business segments, information security solutions and electronic interconnect products. On September 30, 1997, the Company sold its Intercon division, which produced electronic interconnect products. As of December 31, 1998, the Company's remaining operations pertained only to its information security solution segment. On June 14, 1999, with the acquisition of Pulsar, the Company expanded into the network solution business segment (see note 8).

  Accounting for Stock Options

     The Company applies the provisions of Statement 123, "Accounting for Stock-Based Compensation," which requires entities to recognize as expense over the vesting period the fair value as of the date of grant of all stock based awards. Alternatively, Statement 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and to provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25, under which compensation expense would be recorded on the date of grant only if the current market price of

                         LITRONIC INC. AND SUBSIDIARIES
the underlying stock exceeded the exercise price, and provide the pro forma disclosure provisions of Statement 123 in its annual financial statements (see note 13).

  Fair Value of Financial Instruments

     The Company applies the provisions of Statement 107, "Disclosures about Fair Value of Financial Instruments." Statement 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1998 and 1999, management believes the fair value of all financial instruments approximated carrying value, due to their short term nature.

  Income Taxes

     Prior to June 8, 1999, the Company had elected to be taxed as an S corporation under the provisions of Section 1362 of the Internal Revenue Code and used the accrual basis of reporting for income tax purposes. Accordingly, the Company had not provided for Federal income taxes since the liability was that of the shareholders. The Company was subject to state income taxes on earnings before taxes. The provision (benefit) for state income taxes was $22 for continuing operations, $(23) for discontinued operations, and $241 for the gain on disposal of discontinued operations for the year ended December 31, 1997. The benefit for state income taxes was $95 for continuing operations for the year ended December 31, 1998.

     On June 8, 1999, the Company reorganized from an S corporation to C corporation, and in accordance with Statement 109 "Accounting for Income Taxes," the Company now provides for federal income tax assets and liabilities. Statement 109 uses the asset and liability method of accounting for income taxes, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Comprehensive Income

     The Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes rules for the reporting and display of comprehensive income and its components. The adoption of Statement 130 had no impact on the Company's consolidated financial statements as the Company has no transactions, other than net loss, that would be considered other comprehensive income.

  Use of Estimates

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.

                         LITRONIC INC. AND SUBSIDIARIES

 (2) PULSAR ACQUISITION

     The Company entered into a stock acquisition agreement with Pulsar which was effected simultaneously with the Offering. This acquisition was completed on June 14, 1999. Litronic acquired all of the outstanding shares of Pulsar in exchange for 2,169,938 shares of the Company's common stock. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Pulsar have been included in the Company's consolidated financial statements from June 14, 1999. The excess of the purchase price over the fair value of the net assets acquired less the liabilities assumed, resulted in a total of $36.1 million recorded as goodwill and intangible assets, which is being amortized on a straight-line basis of 10-15 years.

     The purchase price of the Pulsar acquisition of $23,870 or $11 per share was based on the fair market value of the common stock issued on June 14, 1999 and was allocated as follows:


Merger costs................................................    $  (122)
Tangible assets.............................................      6,255
Liabilities and debt assumed................................    (18,406)
Indentifiable intangible assets and goodwill:
  Distribution Channel......................................     12,048
  Customer Base.............................................     12,047
  Goodwill..................................................     12,048
                                                                -------
                                                                 36,143
                                                                -------
Market value of common stock issued                             $23,870
                                                                =======

     The Company allocated the purchase price to tangible assets, liabilities, identifiable intangible assets and goodwill based on management's estimates of the fair value.

     During the fourth quarter of 1999, the Company recorded approximately $300 of adjustments to goodwill related to the acquisition of Pulsar. The adjustments were primarily attributable to reductions in certain accounts payable and accrued liabilities not determined necessary after further investigation, partially offset by a reduction in the fair value of certain assets as compared to the amount originally estimated and the settlement of a pre-existing lawsuit for $140, net of a reimbursement from the former majority shareholder of Pulsar (see note 16).

     The following unaudited pro forma financial information presents the combined results of operations of Litronic and Pulsar for 1998 and 1999 as if the acquisition had occurred as of the beginning of 1998 and 1999, after giving effect to certain adjustments including amortization of goodwill and other intangibles, increased interest expense on debt assumed and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Litronic and Pulsar constituted a single entity during such periods.

                                                              YEAR ENDED      YEAR ENDED
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1999
                                                             ------------    ------------
Total revenue..............................................    $ 87,185        $ 49,230
                                                               ========        ========
Net loss...................................................    $(11,659)       $(11,713)
                                                               ========        ========
Net loss per share, basic and diluted......................    $  (1.20)       $  (1.19)
                                                               ========        ========

     As part of the Pulsar acquisition the Company assumed $12,422 in debt. The majority of the debt was paid on June 14, 1999. The remaining outstanding debt was paid in July 1999.

                         LITRONIC INC. AND SUBSIDIARIES

 (3) DISCONTINUED OPERATIONS

     The Company sold its Intercon division on September 30, 1997 for cash to Allied Signal Inc., a non-related publicly-traded company. The gain on sale was $15,023, net of tax expense of $241. The results of the Intercon division have been classified as discontinued operations in the accompanying consolidated financial statements. Intercon's 1997 revenues through the sale date were $7,653.

     In addition to the cash proceeds received upon the close of the transaction, the agreement provided for the right to receive a contingent purchase price not to exceed $45,400 as well as a "gross-up" payment based upon the approximate expected tax benefit related to the assets transferred. Effective November 30, 1997, this right was distributed pro rata to the Company's shareholders.

     On December 31, 1997, the Company spun-off its subsidiary, KRDS, Inc., to the Company's shareholders. The results of KRDS, Inc. have been classified as discontinued operations in the accompanying consolidated financial statements. For the year ended December 31, 1997, KRDS, Inc.'s revenues were $380.

 (4) INVENTORIES

     A summary of inventories follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              1998    1999
                                                              ----    ----
Raw materials...............................................  $239    $190
Work-in-process.............................................    25     136
Finished goods..............................................   269     470
                                                              ----    ----
                                                              $533    $796
                                                              ====    ====

 (5) PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                                 DECEMBER 31,
                                                                --------------
                                                                1998     1999
                                                                ----    ------
Leasehold improvements......................................    $ --    $   34
Machinery and equipment.....................................      68        68
Furniture and fixtures......................................     576     1,308
                                                                ----    ------
                                                                 644     1,410
Less accumulated depreciation and amortization..............     409       764
                                                                ----    ------
                                                                $235    $  646
                                                                ====    ======

                         LITRONIC INC. AND SUBSIDIARIES

 (6) LONG-TERM DEBT

     A summary of long-term debt follows:

                                                                 DECEMBER 31,
                                                                --------------
                                                                 1998     1999
                                                                ------    ----
Notes payable to bank secured by substantially all assets of the Company and personal assets of, and a guarantee by,
  the Company's president and majority shareholder, bearing
  interest at 6.6%, paid in June 1999.......................    $5,200    $ --
Revolving note payable to bank (the Revolver) bearing
  interest at prime plus 1.5% (9.75% at December 31, 1998)
  payable in monthly interest-only payments through maturity on July 31, 2000; secured by substantially all assets of
  the Company and by personal assets of, and a guarantee by, the Company's president and majority shareholder; this
  line was terminated and paid in full in June 1999.........       580      --
                                                                ------    ----
Revolving note payable to bank with maximum availability of
  $20 million, bearing interest at prime plus .625% (9.125%
  at December 31, 1999) payable in monthly interest-only
  payments through maturity on May 10, 2002; secured by
  substantially all assets of the Company and by personal
  assets of, and a guarantee by, the Company's chairman and
  majority shareholder, renewable at the bank's option for
  additional one-year periods...............................        --     312
                                                                ------    ----
Note payable for insurance financing due in nine monthly
  payments beginning July 9, 1999 at an annual percentage
  rate of 5.93%.............................................        --     169
                                                                ------    ----
                                                                 5,780     481
Less current installments...................................       580     481
                                                                ------    ----
                                                                $5,200    $ --
                                                                ======    ====

     The Company's $20 million revolving credit agreement contains certain covenants and restrictions, including maintenance of certain financial ratios and a restriction on future borrowings. The credit agreement also prohibits the payment of dividends. As of December 31, 1999, the Company was not in compliance with certain covenants, and has obtained a waiver of these covenants. The amounts due under this agreement have been classified as current liabilities in the accompanying balance sheet. As of December 31, 1999, the Company had available borrowings of $19,688 under the revolving credit agreement.

     At December 31, 1999, the bank required the Company to maintain a $612 cash deposit at the bank. For balance sheet presentation purposes, the funds have been reflected as restricted cash, as the Company has no access to the funds.

 (7) ACCRUED LIABILITIES

     A summary of accrued liabilities follows:

                                                                 DECEMBER 31,
                                                                --------------
                                                                1998     1999
                                                                ----    ------
Professional fees...........................................    $350    $  212
Deferred revenue............................................     107        29
Accrued vacation............................................     127       231
Accrued compensation........................................      93       432
Other.......................................................      85       536
                                                                ----    ------
                                                                $762    $1,440
                                                                ====    ======

                         LITRONIC INC. AND SUBSIDIARIES

 (8) BUSINESS SEGMENTS AND PRODUCT LINES

     The Company historically operated in the information security solutions segment. In June 1999, with the acquisition of Pulsar, the Company expanded into the network solutions segment, resulting in the operation of two distinct business segments. Following are the revenues, costs of sales, and identifiable assets of these segments for the year ended December 31, 1999. In 1998, the Company was only in one business segment.

                                             DATA SECURITY PRODUCTS
                                                  AND SERVICES         NETWORK SOLUTIONS MARKET
                                             ----------------------    ------------------------
Revenue....................................          $5,195                    $26,460
Cost of sales..............................          $2,203                    $24,568
Identifiable assets........................          $  798                    $41,684
                                                     ======                    =======

     As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

     The Company has four distinct product lines and services: network deployment products, data security products, which consist primarily of readers and accessories, electric security systems products, electric security systems services, and license and services. Following is a summary of total products by product line.

                                                          1997       1998      1999
                                                         -------    ------    -------
Net revenues:
  Network deployment products..........................  $    --    $   --    $25,976
  Data security products...............................    8,627     5,214      3,563
  License and service..................................    1,539     1,041        834
  Electric security systems:
     Products..........................................       --        --        266
     Services..........................................       --        --        218
                                                         -------    ------    -------
Total net product, license and service revenues........  $10,166    $6,255    $30,857
                                                         =======    ======    =======

 (9) RELATED PARTY TRANSACTIONS

     At December 31, 1994, the Company had an obligation of $248 to two of the Company's executive officers for accrued compensation. On January 2, 1995, such obligation was converted to two unsecured notes payable bearing interest at 8%, which were due and payable on December 31, 1998. On October 29, 1997, the principal of $248 and accrued interest amounting to $57 due on the notes was repaid. The Company incurred interest expense on these notes aggregating $18 in 1997.

     The primary shareholders of Litronic Industries, Inc. formed KRDS, Inc.,
(KRDS) for the sole purpose of purchasing real estate property. The majority of the property acquired was leased to the Intercon division and the acquirer of the Intercon division has subsequently executed a continuing lease arrangement with KRDS. KRDS's only operations consisted of a mortgage obligation, interest, depreciation and rental income from the Company related to the real estate property. The operations of KRDS were consolidated with the operations of Litronic Industries, Inc. through December 31, 1997, when concurrent with the sale of the Intercon division, the Company distributed KRDS to the Company's shareholders. As the operations of KRDS were related to the Intercon operations, the 1997 net income for KRDS of $2 (after intercompany eliminations) is included in the loss from discontinued operations in the accompanying consolidated statement of operations.

                         LITRONIC INC. AND SUBSIDIARIES

     As a result of the sale of the Intercon division on September 30, 1997, the Company distributed $9,534 in cash dividends and distributed the common stock of KRDS to the shareholders of Litronic on a pro rata basis in 1997. The net assets of KRDS consisted of $8,500 in cash at the time of the distribution.

     On December 31, 1997, the Company entered into two unsecured notes payable with KRDS in which the Company was extended $900 and $2,000 in working capital funds and a total of $2,900 was outstanding under these related party notes at December 31, 1997. In February 1998, the Company entered into a third unsecured note payable with KRDS under which the Company was extended $600 in working capital funds. Interest was at 10% for each of the unsecured notes payable and each of these unsecured notes and accrued interest were paid in full during 1998. The Company incurred $252 of interest expense on these notes in 1998.

     On December 31, 1999, the Company had a note receivable from William Davis, the former majority shareholder of Pulsar, for $70 (see note 16). In February 2000, KRDS leased a building to the Company for its corporate headquarters. The lease expires in February 2007 (see note 11). The facility has an annual rent of approximately $423.

 (10) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 1998 and 1999, accounts receivable included $308 and $5,386, respectively, due from the U.S. Government and related agencies. Sales to the U.S. Government and related agencies accounted for 91% of total revenues for the year ended December 31, 1999.

     The Company had sales to three customers that represented 45%, 20% and 19% of 1997 total revenue, respectively. The Company had sales to three customers that represented 44%, 17% and 20% of 1998 total revenue, respectively. The Company had sales to two customers, which were agencies of the U.S. Government, that represented 31% and 12% of 1999 total revenue, respectively. No other customers accounted for more than 10% of total revenue in 1997, 1998 or 1999. Trade accounts receivable aggregated $493 and $3,378 from the aforementioned major customers as of December 31, 1998 and 1999, respectively.

 (11) COMMITMENTS

     The Company leases office space under noncancelable operating leases. The terms of the leases range up to seven years. The following summarizes the future minimum lease payments under all noncancelable operating lease obligations:

Year ending December 31,
       2000.................................................  $  745
       2001.................................................     717
       2002.................................................     535
       2003.................................................     497
       2004 and thereafter..................................   1,304
                                                              ------
                                                              $3,798
                                                              ======

Rental expense under noncancelable operating leases was $215, $310 and $434 for the years ended December 31, 1997, 1998 and 1999, respectively.

     In February 2000, the Company moved the corporate headquarters into a facility leased from a related party (see note 9). The remaining term on the previously existing lease extends until September 2001.

                         LITRONIC INC. AND SUBSIDIARIES

Therefore, the Company has recognized a net loss on the lease of $129. This loss has been reduced by probable subleases which the Company anticipates will be signed in 2000.

 (12) LOSS PER SHARE

     The calculation of diluted net loss per share under Statement 128 excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants. The following table sets forth potential common shares that were excluded from the diluted net loss per share calculation for the years ended December 31, 1997, 1998 and 1999 because they are antidilutive for the periods indicated:

                                                              1997    1998    1999
                                                              ----    ----    ----
Warrants....................................................  --       --     370
Stock options...............................................  --      281     236
                                                               --     ---     ---
                                                              --      281     606
                                                               ==     ===     ===

 (13) SHAREHOLDER'S EQUITY

STOCK OPTION PLANS

     Under the Company's 1998 and 1999 Employee Stock Option Plans ("the Plans") which were established in April 1998 and April 1999, respectively, the exercise price of options granted will not be less than the fair market value of the related common stock at the date of grant. The total number of shares of common stock available for grant under each of the Plans is 600 shares. All stock options granted have 10 year terms. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plan, each option granted under the 1998 Plan vested on December 31, 1998 as to 10-15%, plus an additional 2.5% for each year of service with the Company, and 20% each December 31 thereafter until fully vested. Unless otherwise provided by the Board of Directors, or a committee of the Board administering the Plan, each option granted under the 1999 Plan vests 20% on each one year anniversary from the date of grant.

WARRANTS

     Warrants to purchase 370,000 shares of common stock at $18.15 per share were issued to the underwriters as part of the Company's initial public offering to purchase. The warrants are exercisable at any time, in whole or in part, during the four year period commencing on June 9, 2000.

     Following is a summary of stock option transactions:

                                                                           WEIGHTED
                                                              NUMBER       AVERAGE
                                                                OF      EXERCISE PRICE
                                                              SHARES      PER SHARE
                                                              ------    --------------
Options outstanding at December 31, 1997....................    --          $  --
  Granted...................................................   285           0.70
  Cancelled.................................................     4           0.70
                                                               ---
Options outstanding at December 31, 1998....................   281           0.70
  Granted...................................................   124           8.64
  Cancelled.................................................    53           3.66
  Exercised.................................................   116           0.70
                                                               ---
Options outstanding at December 31, 1999....................   236           4.17
                                                               ===

     As of December 31, 1998 and 1999, the number of options exercisable was 143 and 57, respectively.

                         LITRONIC INC. AND SUBSIDIARIES

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net loss would have been increased to the pro forma amount indicated below.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                               1998        1999
                                                              ------   ------------
Net loss as reported........................................  $1,406      $7,086
Assumed stock compensation cost.............................      16          77
                                                              ------      ------
Pro forma net loss..........................................  $1,422      $7,163
                                                              ======      ======
Pro forma net loss per share-basic and diluted..............  $  .37      $ 1.02
                                                              ======      ======

     The weighted-average fair value per option granted in 1998 and 1999 was $0.70 and $3.93, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 1998 and 1999: risk-free interest rate of 5.00% and of 5.94%; dividend yield of 0.00%; average expected lives of 6 and 5 years; and volatility of 0.00% and 1.21%, respectively. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company's stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

 (14) EMPLOYEE RETIREMENT SAVINGS PLAN

     Effective January 1, 1998, the Company established a retirement plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees are able to contribute up to 20% of their compensation not to exceed the maximum IRS deferral amount. The Company may also match employee contributions at its discretion. During 1998 and 1999, the Company made contributions of $40 and $86 to this plan, respectively.

 (15) INCOME TAXES

     Effective June 9, 1999, the Company became a C corporation as a result of the Company's initial public offering. Prior to June 9, 1999, the Company had elected to be taxed as an S corporation under the provision of Section 1362 of the Internal Revenue Code. Accordingly, prior to June 9, 1999, the Company had not recorded a provision for Federal income taxes since the liability was that of the shareholders and the S corporation was subject to a 1.5% California tax rate on earning before income taxes.

     The provision for (benefit from) income taxes from continuing operations is comprised of the following for the year ended December 31:

                         LITRONIC INC. AND SUBSIDIARIES

                                                             DECEMBER 31,
                                                         --------------------
                                                         1997    1998    1999
                                                         ----    ----    ----
Current:
  Federal............................................     --       --      --
  State..............................................     22      (95)    (43)
  Foreign............................................     --       --      --
                                                         ---     ----    ----
          Total......................................     22      (95)    (43)
                                                         ===     ====    ====

     The 1998 and 1999 tax benefit of $95 and $43, respectively, is entirely from continuing operations. The 1997 provision from continuing operations is $22, the 1997 benefit from discontinued operations is $23 and the provision from the gain on sale of discontinued operations is $241.

     Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax base of existing assets and liabilities. The significant components of deferred income taxes are as follows:

                                                        DECEMBER 31,
                                                -----------------------------
                                                 1997       1998       1999
                                                -------    -------    -------
Deferred tax assets
  Net operating loss carryforward...........    $    --    $    --    $ 1,165
  Credit carryforward.......................         --         --         97
  Accrued expenses..........................         --         --        236
                                                -------    -------    -------
Total deferred tax assets                            --         --      1,498
  Less valuation allowance..................         --         --     (1,498)
                                                -------    -------    -------
  Net deferred tax assets...................    $    --    $    --    $    --
                                                =======    =======    =======

     The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences, net operating loss carryforwards and credit carryforwards where it is more likely than not that the Company will not receive future tax benefits. The net change in the valuation allowance for the year ended December 31, 1999 was $1,498. The year 1999 was the first year that the Company has recorded deferred tax assets, as the Company was previously an S corporation and thus no deferred tax assets had been recorded prior to June 9, 1999.

     As of December 31, 1999, the Company has Federal and state net operating losses (NOL) carryforwards of approximately $3,035 and $1,518, respectively. These NOL carryforwards will expire through year 2019 for the Federal NOL and 2004 for the state NOLs. Additionally, the Company has Federal and state research and experimentation (R&E) credit carryforwards of $53 and $44, respectively. These R&E Credit carryforwards expire through 2019.

     Income tax expense from continuing operations differs from the amount computed by applying the Federal corporate income tax rate of 34% to income
(loss) before income taxes as follows:

                         LITRONIC INC. AND SUBSIDIARIES

                                                         YEAR ENDED DECEMBER 31
                                                        ------------------------
                                                        1997      1998     1999
                                                        -----    ------    -----
Statutory tax rate..................................      34%      (34%)    (34%)
Goodwill amortization...............................      --        --       10%
S corporation not subject to taxes..................     (34%)      34%      --
Change in valuation allowance.......................      --        --       30%
State income taxes, net.............................     1.5%     (1.5%)     (6%)
Research and experimentation credit carryforward....      --        (4%)     --
Other...............................................     (.2%)     (.5%)      1%
                                                         ---     -----      ---
     Effective tax rate.............................     1.3%       (6%)      1%
                                                         ===     =====      ===

     Subsequent to the initial public offering, the Company had recognized a tax benefit of $285 in the second quarter ended June 30, 1999. During the fourth quarter of 1999, the Company determined it was more likely than not that the Company would not realize the benefit of the net deferred tax asset, and accordingly, recorded a tax-expense to eliminate the benefit and related deferred tax asset from the consolidated financial statements in the fourth quarter of 1999.

 (16) CONTINGENT LIABILITIES

     As the Company provides engineering and other services to various government agencies, it is subject to retrospective audits which may result in adjustments to amounts recognized as revenues, and the Company may be subject to investigation by governmental entities. Failure to comply with the terms of any governmental contracts could result in civil and criminal fines and penalties, as well as suspension from future government contracts. The Company is not aware of any adjustments, fines or penalties which could have a material adverse effect on its financial position or results of operations.

     The Company had cost reimbursable type contracts with the Federal Government. Consequently, the Company is reimbursed based upon the direct expenses attributable to the contract, plus a percentage based upon overhead, material handling, and general administrative expenses. The overhead, material handling, and general administrative rates are estimates. Accordingly, if the actual rates as determined by the Defense Contract Audit Agency are below the Company's estimates, a refund for the difference would be due to the Federal Government. It is management's opinion that no material liability will result from any contract audits.

     On January 16, 1998, G2 Resources Inc. (G2) filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provides that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10.3 million. Pulsar has asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claims that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar has asserted defenses to Classical's claim. Pulsar believes that the claims of G2 and Classical against Pulsar are without merit and intends to continue to vigorously defend against the claims. If G2 or Classical were to prevail in this lawsuit, the Company's business and financial condition could be materially adversely affected.

                         LITRONIC INC. AND SUBSIDIARIES

Management does not believe that the outcome will have a material impact on its consolidated financial condition, results of operations or liquidity.

     On July 11, 1997, Rudolph Menna filed a complaint against Pulsar and William W. Davis, Sr. in the U.S. District Court for Northern District of Georgia, Atlanta Division. Mr. Menna alleged that he was wrongfully terminated as a Pulsar employee and that Pulsar and Mr. Davis unlawfully discriminated against him on the basis of race and age. Mr. Menna's complaint sought an unspecified amount of damages including back pay, front pay, benefits, compensatory and punitive damages, interest and attorneys fees. On December 6, 1999, the Company paid Mr. Menna $140,000 and settled any and all claims. The Company has established a note receivable from William Davis, Sr. and Lillian Davis, the former owners of Pulsar, for $70,000 (see note 9) as a reimbursement for a portion of the settlement. The Company included the net lawsuit settlement in its adjustment to the Pulsar purchase price recorded in the fourth quarter of 1999 (see note 2).

     On April 19, 1999, A&T Marketing Inc. filed a complaint against Pulsar in the Circuit Court for Prince George's County, Maryland. A&T claims that Pulsar owes A&T $262,000 plus interest and costs, for software that A&T sold Pulsar in 1998. Pulsar believes it has defenses to A&T's claim and that A&T's claim is without merit. Pulsar intends to vigorously defend against the claim. Management does not believe that the outcome will have a material impact on its consolidated financial condition, results of operations or liquidity.

     The Company is also involved in various routine legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that any potential liability arising from these claims against the Company would not be material.

     As of December 31, 1999, Pulsar had not yet filed the Form 5500 Annual Return/Report for 1997 and 1998 for its Employee Retirement Plan. The Form 5500, along with the audit report, was due October 15, 1998 and 1999, respectively. The Company may be assessed penalties by both the Department of Labor and the Internal Revenue Service for its late filing. The Company believes the penalties, if any, to be assessed are not be material to the consolidated financial statements.

                                                                     SCHEDULE II

                         LITRONIC INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       ADDITIONS
                                          BALANCE AT   CHARGED TO    ADDITIONS    DEDUCTIONS --
                                          BEGINNING    COSTS AND      DUE TO         AMOUNTS       BALANCE AT
              DESCRIPTION                 OF PERIOD     EXPENSES    ACQUISITION    WRITTEN OFF    END OF PERIOD
              -----------                 ----------   ----------   -----------   -------------   -------------
Year Ended December 31, 1997
Allowance for doubtful accounts.........     $--          $ --         $ --           $ --            $ --
                                             ===          ====         ====           ====            ====
Year Ended December 31, 1998
Allowance for doubtful accounts.........     $--          $ 14         $ --           $ --            $ 14
                                             ===          ====         ====           ====            ====
Year Ended December 31, 1999
Allowance for doubtful accounts.........     $14          $327         $194           $145            $390
                                             ===          ====         ====           ====            ====

                                    EXHIBITS

EXHIBIT                                                                 PAGE
NUMBER                           DESCRIPTION                           NUMBER
-------                          -----------                           ------
   2     Stock Acquisition Agreement and Reorganization Agreement
         (incorporated by reference to exhibit of the same number
         contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
   3.1   Certificate of Incorporation, as amended on February 5, 1999
         (incorporated by reference to exhibit of the same number
         contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
   3.2   Bylaws of the Registrant (incorporated by reference to
         exhibit of the same number contained in Registrant's
         Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
   3.3   Form of Amended and Restated Certificate of Incorporation
         (incorporated by reference to exhibit of the same number
         contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
   4.1   Registration Rights Agreement (incorporated by reference to exhibit of the same number contained in Registrant's
         Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
   4.2   Warrant Agreement (incorporated by reference to exhibit of the same number contained in Registrant's Registration
         Statement on Form S1 filed with the Commission on or about
         February 11, 1999).
   4.3   Stock Certificate (incorporated by reference to exhibit of the same number contained in Registrant's Registration
         Statement on Form S1 filed with the Commission on or about
         February 11, 1999).
  10.01  Employment Agreement with Kris Shah (incorporated by reference to exhibit of the same number contained in
         Registrant's Registration Statement on Form S1 filed with
         the Commission on or about February 11, 1999).
  10.02  Employment Agreement with William Davis (incorporated by reference to exhibit of the same number contained in
         Registrant's Registration Statement on Form S1 filed with
         the Commission on or about February 11, 1999).
  10.11  Award Contract between Maryland Procurement Office and
         Litronic Industries, Inc. dated June 27, 1997 (incorporated by reference to exhibit of the same number contained in
         Registrant's Registration Statement on Form S1 filed with
         the Commission on or about February 11, 1999).
  10.14  Sublease Agreement between Litronic Industries, Inc. and E.
         I. du Pont de Nemours and Company dated October 20, 1997
         (incorporated by reference to exhibit of the same number
         contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
  10.16  Lease and Service Agreement between Alliance Business
         Centers and Litronic Industries, Inc. dated January 6, 1999
         (incorporated by reference to exhibit of the same number
         contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
  10.17  Lease Agreement between Airport Industrial Complex and
         Litronic Industries, Inc. dated December 4, 1997
         (incorporated by reference to exhibit of the same number
         contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
  10.21  Letter Agreement between Pulsar Data Systems, Inc. and IBM
         Credit Corporation dated February 4, 1998 (incorporated by reference to exhibit of the same number contained in
         Registrant's Registration Statement on Form S1 filed with
         the Commission on or about February 11, 1999).

EXHIBIT                                                                 PAGE
NUMBER                           DESCRIPTION                           NUMBER
-------                          -----------                           ------
  10.22  Revolving Promissory Note from Litronic Industries, Inc. to
         KRDS, Inc. dated February 24, 1998 in the principal amount of $600,000 (incorporated by reference to exhibit of the
         same number contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February
         11, 1999).
  10.24  Litronic Industries, Inc. Stock Option Plan dated April 1,
         1998 (incorporated by reference to exhibit of the same
         number contained in Registrant's Registration Statement on
         Form S1 filed with the Commission on or about February 11,
         1999).
  10.25  Litronic Industries, Inc. Stock Option Plan dated February
         9, 1999 (incorporated by reference to exhibit of the same
         number contained in Registrant's Registration Statement on
         Form S1 filed with the Commission on or about February 11,
         1999).
  10.26  Modification dated February 3, 1999 of Original GSA Contract
         GS-35F-4232D dated May 3, 1996 (incorporated by reference to exhibit of the same number contained in Registrant's
         Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
  10.27  Deed of Lease Agreement between Pulsar Data Systems, Inc.
         and Massachusetts Mutual Life Insurance Company dated August
         11, 1998 (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on
         Form S1 filed with the Commission on or about February 11,
         1999).
  10.28  Forbearance Agreement between Pulsar Data Systems, Inc. and
         IBM Credit Corporation dated August 31, 1998 (incorporated by reference to exhibit of the same number contained in
         Registrant's Registration Statement on Form S1 filed with
         the Commission on or about February 11, 1999).
  10.29  Business Loan Agreement between Litronic Industries, Inc.
         and BYL Bank Group dated September 29, 1998 (incorporated by reference to exhibit of the same number contained in
         Registrant's Registration Statement on Form S1 filed with
         the Commission on or about February 11, 1999).
  10.30  Promissory Note from Litronic Industries, Inc. to BYL Bank
         Group dated September 29, 1998 in the principal amount of
         $3,800,000 (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on
         Form S1 filed with the Commission on or about February 11,
         1999).
  10.31  Promissory Note from Litronic Industries, Inc. to BYL Bank
         Group dated September 29, 1998 in the principal amount of
         $1,400,000 (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on
         Form S1 filed with the Commission on or about February 11,
         1999).
  10.32  Amendment to Forbearance Agreement between Pulsar Data
         Systems, Inc. and IBM Credit Corporation dated October 8,
         1998 (incorporated by reference to exhibit of the same
         number contained in Registrant's Registration Statement on
         Form S1 filed with the Commission on or about February 11,
         1999).
  10.33  Promissory Note from Davis Holding Company to Pulsar Data
         Systems, Inc. dated January 1, 1999 in the principal amount of $804,342.08 (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February
         11, 1999).
  10.34  Promissory Note from Davis Holding Company to Pulsar Data
         Systems, Inc. dated January 1, 1999 in the principal amount of $543,017.40 (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February
         11, 1999).

EXHIBIT                                                                 PAGE
NUMBER                           DESCRIPTION                           NUMBER
-------                          -----------                           ------
  10.37  Dallas Semiconductor Standard Consulting Agreement dated
         February 2, 1999 between Litronic and Dallas Semiconductor
         Corporation (incorporated by reference to exhibit of the
         same number contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February
         11, 1999).
  10.38  Basic Ordering Agreement dated April 16, 1998 between the
         United States of America and Litronic (incorporated by
         reference to exhibit of the same number contained in
         Registrant's Registration Statement on Form S1 filed with
         the Commission on or about February 11, 1999).
  10.39  Nonexclusive Distributor Agreement dated April 27, 1999 among Litronic and Itochu Techno-Science Corporation and
         Itochu Corporation (incorporated by reference to exhibit of the same number contained in Registrant's Registration
         Statement on Form S1 filed with the Commission on or about
         February 11, 1999).
  10.40  Equipment Purchase, Software License and Maintenance
         Agreement dated April 20, 1999 between Bank of America and
         Litronic (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on
         Form S1 filed with the Commission on or about February 11,
         1999).
  10.41  Nonexclusive reseller agreement dated as of April 1, 1999 between Litronic and South African Certification Agency
         (incorporated by reference to exhibit of the same number
         contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
  10.42  Loan and Security Agreement dated as of May 10, 1999 between
         Litronic and Fidelity Funding Inc. (incorporated by
         reference to exhibit of the same number contained in
         Registrant's Registration Statement on Form S1 filed with
         the Commission on or about February 11, 1999).
  10.43  Promissory Note from Litronic Industries, Inc. to BYL Bank
         Group dated May 13, 1999 in the principal amount of $750,000
         (incorporated by reference to exhibit of the same number
         contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
  10.44  Promissory Note from Litronic Industries, Inc. to BYL Bank
         Group dated March 10, 1999 in the principal amount of
         $750,000 (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on
         Form S1 filed with the Commission on or about February 11,
         1999).
  10.45  Amendment to Forbearance Agreement between Pulsar Data
         Systems, Inc. and IBM Credit Corporation dated March 8, 1999
         (incorporated by reference to exhibit of the same number
         contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
  10.46  Amendment to Forbearance Agreement between Pulsar Data
         Systems, Inc. and IBM Credit Corporation dated June 4, 1999
         (incorporated by reference to exhibit of the same number
         contained in Registrant's Registration Statement on Form S1 filed with the Commission on or about February 11, 1999).
  21     Subsidiaries of the Registrant.
  27     Financial Data Schedule.