Form 10-Q
period 2000-03-31
LITRONIC INC
filed 2000-05-15
CIK 1078717

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                               [LOGO OF LITRONIC]

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NO. 000-26227

                                ----------------

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

                                ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 10, 2000, the registrant had 9,880,802 shares of common stock outstanding.

================================================================================

                                  LITRONIC INC.

                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..................................................................... 3

        Condensed Consolidated Balance Sheets--December 31, 1999 and March 31, 2000.............. 3

        Condensed Consolidated Statements of Operations--Three months ended
          March 31, 1999 and 2000................................................................ 4

        Condensed Consolidated Statements of Cash Flows--Three months ended
          March 31, 1999 and 2000................................................................ 5

        Notes to Condensed Consolidated Financial Statements..................................... 6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................20

PART II. OTHER INFORMATION.......................................................................21

Item 1. Legal Proceedings........................................................................21

Item 2. Changes in Securities and Use of Proceeds................................................21

Item 3. Defaults upon Senior Securities..........................................................21

Item 4. Submission of Matters to a Vote of Security Holders......................................21

Item 5. Other Information........................................................................21

Item 6. Exhibits and Reports on Form 8-K.........................................................21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LITRONIC INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                     DECEMBER  31,      MARCH 31,
                                                                         1999             2000
                                                                     ------------       --------
Current assets:
  Cash and cash equivalents ...................................        $  6,441         $  6,830
  Restricted cash .............................................             612              612
  Accounts receivable (net of allowance for doubtful accounts of $390 and $391 as of December 31, 1999 and March 31,
    2000, respectively) .......................................           7,141            3,941
  Inventories .................................................             796            1,026
  Other current assets ........................................             703              551
  Note receivable - related party .............................              70               70
                                                                       --------         --------
    Total current assets ......................................          15,763           13,030
Property and equipment, net ...................................             646              656
Goodwill and other intangibles, net ...........................          34,695           33,992
                                                                       --------         --------
                                                                       $ 51,104         $ 47,678
                                                                       ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt ......................        $    481         $     --
  Accounts payable ............................................           1,250            1,809
  Accrued liabilities .........................................           1,440            1,386
                                                                       --------         --------
    Total current liabilities .................................           3,171            3,195
                                                                       --------         --------
Stockholders' equity:
  Preferred stock, $.01 par value; Authorized 5,000,000 shares;
    no shares issued or outstanding ...........................              --               --
  Common stock, $.01 par value
    Authorized 25,000,000 shares; issued and outstanding
      9,856,944 at December 31, 1999 and 9,871,826 shares
      at March 31, 2000 .......................................              99               99
  Additional paid-in capital ..................................          52,812           52,823
  Accumulated deficit .........................................          (4,978)          (8,439)
                                                                       --------         --------
    Total stockholders' equity ................................          47,933           44,483
                                                                       --------         --------
                                                                       $ 51,104         $ 47,678
                                                                       ========         ========

     See accompanying notes to condensed consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                        MARCH 31,      MARCH 31,
                                                          1999           2000
                                                        ---------      ---------
Revenues:
  Product ......................................        $   885         $ 4,351
  License and service ..........................            156             371
  Research and development .....................            369              --
                                                        -------         -------

    Total revenues .............................          1,410           4,722
                                                        -------         -------

Costs and expenses:
  Cost of sales--products ......................            507           3,619
  Cost of sales--license and service ...........            140             168
  Selling, general and administrative ..........            871           2,380
  Research and development .....................            765           1,322
  Amortization of goodwill and other intangibles             --             703
                                                        -------         -------

Operating loss .................................           (873)         (3,470)
Interest expense (income), net .................            109             (14)
                                                        -------         -------

Loss before income taxes .......................           (982)         (3,456)
Provision for (benefit from) income taxes ......             (9)              5
                                                        -------         -------

Net loss .......................................        $  (973)        $(3,461)
                                                        =======         =======

Net loss per share--basic and diluted...........        $ (0.25)        $ (0.35)
                                                        =======         =======
Shares used in per share computations--basic
  and diluted ..................................          3,871           9,872
                                                        =======         =======

     See accompanying notes to condensed consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                        ------------------------
                                                                        MARCH 31,      MARCH 31,
                                                                          1999           2000
                                                                        ---------      ---------
Cash flows from operating activities:
  Net loss .....................................................        $  (973)        $(3,461)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
   Depreciation and amortization ...............................             54             832
  Changes in assets and liabilities:
   Accounts receivable .........................................             88           3,200
   Inventories .................................................             81            (230)
   Other current assets ........................................           (599)            152
   Accounts payable ............................................            455             559
   Accrued liabilities .........................................             28             (54)
                                                                        -------         -------
     Net cash provided by (used in) operating activities .......           (866)            998
                                                                        -------         -------
Cash flows used in investing activities:
  Purchases of property and equipment ..........................            (69)           (139)
                                                                        -------         -------
Cash flows from financing activities:
  Stock options exercised ......................................             --              11
  Proceeds from revolving note payable to bank .................          1,142              --
  Proceeds from long-term debt .................................            750              --
  Principal payments on revolving line of credit
    and long-term notes payable to bank ........................         (1,298)             --
  Repayment of insurance financing .............................             --            (163)
  Principal payments on revolving line of credit ...............             --            (318)
                                                                        -------         -------
    Net cash provided by (used in) financing activities ........            594            (470)
                                                                        -------         -------
  Net increase (decrease) in cash ..............................           (341)            389
Cash and cash equivalents at beginning of period ...............            898           6,441
                                                                        -------         -------
Cash and cash equivalents at end of period .....................        $   557         $ 6,830
                                                                        =======         =======

Supplemental disclosures of cash flow Information:
  Cash paid during the period for:
    Interest ...................................................        $   103         $    64
    Income taxes ...............................................              2               5
                                                                        =======         =======

     See accompanying notes to condensed consolidated financial statements.

                                 LITRONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 2000
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL INFORMATION:

    Condensed Consolidated Financial Statements

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000; the results of operations for the three months ended March 31, 1999 and 2000; and the statements of cash flows for the three months ended March 31, 1999 and 2000. Interim results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999, included in the Company's Form 10-K, filed in March, 2000.

    Goodwill and Other Intangibles

    The Company amortizes intangible assets relating to businesses acquired and costs in excess of the fair value of net assets of businesses acquired ("goodwill and other intangibles") using the straight-line method over the estimated useful lives of the intangible assets and business acquired. Amortization of goodwill and other intangibles was $703 for the three months ended March 31, 2000.

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

    In June 1999 we acquired Pulsar Data Systems ("Pulsar"). All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. Management is in the process of completing the integration of Pulsar, which it expects to complete in 2000. After the integration is completed, management plans to fully analyze the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar, based upon the cash flows being generated by Pulsar. Such an analysis could result in the conclusion that the cash flows of Pulsar will not fully support the recoverability of the goodwill and other intangibles. If such a conclusion is reached, management would consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations. In addition, such a conclusion could possibly result in an impairment charge relating to some or all of the carrying value of the goodwill and other intangibles.

(2) INVENTORIES

    A summary of inventories follows:
                                                    DECEMBER 31,   MARCH 31,
                                                       1999          2000
                                                    ------------   ---------
        Raw materials...............................   $190          $182
        Work-in-process.............................    136            93
        Finished goods..............................    470           751
                                                       ----        ------
                                                       $796        $1,026
                                                       ====        ======
(3) LONG TERM DEBT

    The Company's $20 million revolving credit agreement contains certain covenants and restrictions, including maintenance of certain financial ratios and a restriction on future borrowings. The credit agreement also prohibits the payment of dividends. As of March 31, 2000, the Company was not in compliance with certain covenants, and has obtained a waiver of these covenants. The Company has no debt outstanding under this agreement as of March 31, 2000. Although the credit facility is for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to the Company is subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consists of 85% of eligible accounts receivable plus the lesser of
(a) 50% of the value of eligible on-hand inventory or (b) $1.0 million. As a result, the amount actually available to the Company at any particular time may be significantly less than the full $20.0 million credit facility due to the maximum borrowing limitation calculation.

    At March 31, 2000, the bank required the Company to maintain a $612 cash deposit at the bank. For balance sheet presentation purposes, the funds have been reflected as restricted cash, as the Company has no access to the funds.

                                  LITRONIC INC.

                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


(4) CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 1999 and March 31, 2000, accounts receivable included $5,386 and $3,515, respectively, due from the U.S. Government and related agencies. Sales to federal government agencies represented 32% and 78% of the Company's revenues for the three months ended March 31, 1999 and 2000, respectively.

    The Company had sales to two customers, which were agencies of the U.S. Government, that represented 39% and 27%, respectively, of total revenue for the three months ended March 31, 1999. The Company had sales to three customers, which were agencies of the U.S. Government, that represented 23%, 16% and 14%, respectively, of total revenue for the three months ended March 31, 2000. No other customers accounted for more than 10% of net revenues during the three months ended March 31, 1999 and 2000. Trade accounts receivable totaled $3,378 and $2,689 from these major customers as of December 31, 1999 and March 31, 2000, respectively.

    At March 31, 2000, the Company's investment portfolio consisted of $4.8 million in cash equivalents. The Company does not believe that it has a concentration of investment risk due to the diversification of the investment portfolio.

(5) 1999 STOCK OPTION PLAN

    During the quarter ended March 31, 2000, the Company granted options to purchase 20,000 shares at an exercise price of $8.72 per share, the then current fair market value, under the Company's 1999 Stock Option Plan (the "1999 Plan"), which was established in April 1999. In addition, an amendment was approved by the board of directors increasing the number of shares of Common Stock subject to the 1999 plan from 600,000 to 1,500,000. The amendment will be submitted to the stockholders for their approval in June 2000.

(6) LOSS PER SHARE

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

    The computation of diluted net loss per share for the three months ended March 31, 1999 and 2000 excluded the dilutive effect of 276,240 and 308,021, respectively, of incremental common shares attributable to the exercise of outstanding common stock options as a result of the antidilutive effect.

(7) CONTINGENT LIABILITIES

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

    The Company has cost reimbursable type contracts with the Federal Government. Consequently, the Company is reimbursed based upon their direct expenses attributable to the contract, plus a percentage based upon overhead, material handling, and general and administrative expenses. The overhead, material handling, and general and administrative rates are estimates. Accordingly, if the actual rates as determined by the Defense Contract Audit

                                  LITRONIC INC.

                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


Agency are below the Company's estimates, a refund for the difference would be due to the Federal Government. It is management's opinion that no material liability will result from any contract audits.

    On January 16, 1998, G2 Resources Inc. filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claims that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provides that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amount to approximately $10.3 million. Pulsar has asserted that G2 failed to perform the services required under the contract and Pulsar filed a counter-claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claims that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar has asserted defenses to Classical's claim. Pulsar believes that the claims of G2 and Classical against Pulsar are without merit and intends to continue to vigorously defend against the claims. If G2 or Classical were to prevail in this lawsuit, the Company's business and financial condition could be materially adversely affected. Management does not believe that the outcome will have a material impact on its financial statements.

    On April 19, 1999, A&T Marketing Inc. filed a complaint against Pulsar in the Circuit Court for Prince George's County, Maryland. A&T claims that Pulsar owes A&T $262,000 plus interest and costs, for software that A&T sold to Pulsar in 1998. Pulsar believes it has defenses to A&T's claim and that A&T's claim is without merit. Pulsar intends to vigorously defend against the claim. Management does not believe that the outcome will have a material impact on its financial statements.

    The Company is also involved in various routine legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that any potential liability arising from these claims against the Company would be minimal.

    As of March 31, 2000, Pulsar had not yet filed the Form 5500 Annual Return/Report for 1997 and 1998 for its Employee Retirement Plan. The Form 5500, along with an audit report, was due October 15, 1998 and 1999, respectively. The Company may be assessed penalties by both the Department of Labor and the Internal Revenue Service for its late filing. The Company believes the penalties, to be assessed, if any, will not be material to the consolidated financial statements.

(8) BUSINESS SEGMENTS AND PRODUCT LINES

     Prior to the acquisition of Pulsar in June 1999, the Company operated in one business segment. Subsequent to the acquisition, the Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales, and identifiable assets of these segments for the quarter ended March 31, 2000.

                                            DATA SECURITY      NETWORK SOLUTIONS
                                         PRODUCTS & SERVICES         MARKET
                                         -------------------   -----------------
Revenue.................................       $1,420               $ 3,302
Cost of sales...........................          533                 3,254
Identifiable assets.....................          963                37,626
                                               ======               =======

     As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

                                  LITRONIC INC.

                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


     The Company has four distinct product lines and services: network deployment products, data security products, license and services, and electric security systems. Following is a summary of total products by product line.

                                                          MARCH 31,    MARCH 31,
                                                            1999        2000
                                                          ---------    ---------
   Network deployment products........................     $   --       $3,240
   Data security products.............................        885        1,111
   License and service................................        156          309
   Electric security systems..........................         --           62
                                                           ------       ------
        Total net product, license and
         service revenues.............................     $1,041       $4,722
                                                           ======       ======

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

COMPANY OVERVIEW

    Litronic Inc. provides professional Internet data security services and develops and markets software and microprocessor-based products that serve to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings utilize a computer security technology known as public key infrastructure, or PKI, which is the standard technology for securing Internet-based commerce and communications. PKI helps ensure the integrity and privacy of information being transmitted and verifies the identity, authenticity and authority of the sender and the recipient of that information. In June 1999, we acquired Pulsar Data Systems, Inc., or Pulsar, a network solutions company that specializes in deploying large-scale network solutions to organizations primarily in the government sector.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                           PERCENTAGE OF
                                                           TOTAL REVENUES
                                                       -----------------------
                                                         THREE MONTHS ENDED
                                                       -----------------------
                                                       MARCH 31,      MARCH 31,
                                                         1999           2000
                                                       --------       --------
       Revenues:
         Product ...............................         62.8%          92.1%
         License and service ...................         11.1            7.9
         Research and development ..............         26.1             --
                                                        -----          -----
         Total revenues ........................        100.0          100.0
                                                        -----          -----
       Costs and expenses:
         Cost of sales--products ...............         35.9           76.6
         Cost of sales--license and service ....          9.9            3.6
         Selling, general and administrative ...         61.8           50.4
         Research and development ..............         54.3           28.0
         Amortization of goodwill and
          other intangibles ....................           --           14.9
                                                        -----          -----
       Operating loss ..........................        (61.9)         (73.5)

       Interest expense (income), net ..........          7.7           (0.3)
                                                        -----          -----
       Loss before income taxes ................        (69.6)         (73.2)
       Provision for (benefit from) income taxes         (0.6)           0.1
                                                        -----          -----
       Net loss ................................        (69.0)%        (73.3)%
                                                        =====          =====

    RESULTS OF OPERATIONS -- COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

    Our revenues and expenses for the quarter ended March 31, 2000 include the results of Pulsar's operations as a result of our acquisition in June 1999. Therefore, revenue and expenses are not comparable from period to period.

    TOTAL REVENUE. Total revenues increased 235% from $1.4 million during the three months ended March 31, 1999 to $4.7 million during the three months ended March 31, 2000. The increase was primarily attributable to sales of products by Pulsar of $3.2 million.

    During the three months ended March 31, 1999, we derived 39% and 27% of our revenue from sales to Lockheed Martin Corporation and the National Security Agency ("NSA"), respectively. During the three months ended March 31, 2000, we derived 23%, 16%, and 14% of our revenue from sales to the U.S. Immigration, NSA and the National Institute of Health, respectively. Sales to Federal government agencies accounted for approximately 32% and 78% of our sales during the three months ended March 31, 1999 and 2000, respectively.

    PRODUCT REVENUE. Product revenue increased 392% from $885,000 during the three months ended March 31, 1999 to $4.4 million during the three months ended March 31, 2000. The increase was primarily attributable to sales of products by Pulsar of $3.2 million. In addition, we had previously anticipated that shipments of our Forte smart card would begin in mid-2000, however, we now anticipate limited shipments in late 2000 with the volume of shipments increasing during 2001.

    LICENSE AND SERVICE REVENUE. License and service revenue increased 138% from $156,000 during the three months ended March 31, 1999 to $371,000 during the three months ended March 31, 2000. The increase was primarily attributable to a Fortezza service contract with NSA that generated $224,000 during the three months ended March 31, 2000.

    RESEARCH AND DEVELOPMENT REVENUE. Research and Development revenue represents amounts earned under a contract with the NSA for the design of a microprocessor meeting minimum specifications established by the NSA. We had contracted with others to perform aspects of the project. All related project costs were expensed as research and development was incurred. Regardless of the results of the development efforts, the amounts received from the NSA are nonrefundable. The related research and development costs were not separately identifiable. Therefore, the corresponding costs of the entire development effort were included in research and development expenses. Research and development revenue was $369,000 during the three months ended March 31, 1999, whereas, no research and development revenue was earned during the three months ended March 31, 2000. The contract that resulted in research and development revenue was completed in 1999 and no further research and development revenue is currently anticipated under this contract.

    PRODUCT GROSS MARGIN. Product gross margins decreased as a percentage of net product revenue from 43% during the three months ended March 31, 1999 to 17% during the three months ended March 31, 2000. The decrease was primarily attributable to the mix of low-margin products versus high-margin products sold during the three months ended March 31, 1999 as compared to the three months ended March 31, 2000. During the three months ended March 31, 1999, data security products represented 100% of total product revenue. During the three months ended March 31, 2000, network deployment products, sold by Pulsar, represented 74% of total product revenue as compared to data security products that represented 26% of product revenue. Margins from the sale of network deployment products are significantly lower than margins from the sale of data security products.

    LICENSE AND SERVICE GROSS MARGIN. License and service gross margin increased as a percentage of license and service revenue from 10% during the three months ended March 31, 1999 to 55% during the three months ended March 31, 2000. This increase was primarily attributable to the increase in revenue that resulted in an increase in the utilization of the fixed labor component assigned to license and service revenue generating activities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 173% from $871,000 during the three months ended March 31, 1999 to $2.4 million during the three months ended March 31, 2000. The increase was primarily attributable to the additional selling, general and administrative expenses associated with Pulsar. As a percentage of revenue, selling, general and administrative expenses decreased from 62% during the three months ended March 31, 1999 to 50% during the three months ended March 31, 2000. The percentage decrease was primarily attributable to increased revenues generated by Pulsar.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 73% from $765,000 during the three months ended March 31, 1999 to $1.3 million during the three months ended March 31, 2000. The increase was primarily attributable to increased staffing related to product development, including development efforts related to the Forte microprocessor, Maestro, ProFile Manager, NetSign and token reader/writers. As a percentage of revenue, research and development expenses decreased from 54% during the three months ended March 31, 1999 to 28% during the three months ended March 31, 2000. The percentage decrease was primarily attributable to revenues generated by Pulsar.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. The amortization of goodwill and other intangibles recorded during the three months ended March 31, 2000 was attributable to the acquisition of Pulsar in June 1999.

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

    INTEREST EXPENSE (INCOME), NET. Net interest expense changed $123,000 from $109,000 net interest expense during the three months ended March 31, 1999 to $14,000 net interest income during the three months ended March 31, 2000. The change was primarily attributable to the reduction of borrowings which resulted when proceeds from our initial public offering were used to extinguish outstanding debt obligations.

    INCOME TAXES. Before our initial public offering, Litronic Industries Inc. had elected to be treated as an S corporation under the provisions of Section 1362 of the Internal Revenue Code of 1986. Accordingly, we did not provide for Federal income taxes at the corporate level. We were subject to state taxes on earnings before taxes. The benefit for state income taxes was $9,000 for the three months ended March 31, 1999. Subsequent to the initial public offering, we are taxed as a C corporation. Tax expense of $5,000 was recognized during the three months ended March 31, 2000 and was related to minimum franchise tax payments paid to the state of California. We have not recognized any tax benefit from operating losses in the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1999, we completed our initial public offering of common stock. The net proceeds of the offering were $35.3 million.

    In June 1999, we also entered into a three-year agreement with Fidelity Funding permitting borrowings under a new $20.0 million secured revolving line of credit facility commencing on June 14, 1999. The agreement provides for an annual interest rate of prime plus .625%; and a pledge of substantially all of our personal and real property as collateral. Although the credit facility is for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to the Company is subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consists of 85% of eligible accounts receivable plus the lesser of (a) 50% of the value of eligible on-hand inventory or (b) $1.0 million. As a result, the amount actually available to the Company at any particular time may be significantly less than the full $20.0 million credit facility due to the maximum borrowing limitation calculation.

    Our debt facilities contain covenants and restrictions, including maintenance of minimum tangible net worth and working capital, prohibition of payment of dividends, and a requirement that net profit for each of the calendar quarters for 1999 and 2000 shall not exceed a negative $1.5 million, and the net profit for each calendar quarter thereafter shall equal or exceed $500,000. At March 31, 2000 we were in compliance with or had waivers for these covenants. It may be necessary for us to seek waivers from the lender for future covenant violations that may occur. There is no guarantee that such waivers, if needed, will be provided.

    During the three months ended March 31, 1999 cash used in operations was $866,000 as compared to cash provided by operations of $998,000 during the three months ended March 31, 2000. The increase in cash provided by operations was primarily attributable to:

    o a net loss during the three months ended March 31, 1999 of $973,000 as compared to a net loss of $3.5 million during the three months ended March 31, 2000. The increase in the loss during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily attributable to: increased selling, general and administrative expenses related to Pulsar, increased depreciation and amortization expense related to the Pulsar acquisition, and increased research and development expenses related to data security product development.

    o a decrease in accounts receivable during the three months ended March 31, 1999 of $88,000 as compared to a decrease in accounts receivable of $3.2 million during the three months ended March 31, 2000. The increase in the reduction of accounts receivable during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily attributable to collections of accounts receivable related to Pulsar that were outstanding at December 31, 1999.

    o depreciation and amortization expense of $54,000 during the three months ended March 31, 1999 as compared to depreciation and amortization expense of $832,000 during the three months ended March 31, 2000. The increase in depreciation and amortization expense during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily attributable to increased amortization of goodwill and other intangibles related to the acquisition of Pulsar.

    During the three months ended March 31, 2000, cash used in investing activities was $139,000 attributable to the purchase of equipment. During the three months ended March 31, 2000, cash used by financing activities was $470,000 primarily attributable to the repayment of borrowings in the amount of $481,000.

    We believe that existing cash and cash equivalents and the current availability under our $20.0 million revolving line of credit will be sufficient to satisfy our contemplated cash requirements for at least the next 12 months, including planned capital expenditures of approximately $1.2 million and an increase in rent expense of $400,000 per year for the relocation of our California headquarters. Our $20.0 million revolving line of credit facility contains various covenants and restrictions including those noted above. At March 31, 2000 we were in compliance with or had waivers for these covenants. It may be necessary for us to seek waivers from the lender for future covenant violations that may occur. There is no guarantee that such waivers, if needed, will be provided.

    Although we believe that we have sufficient capital to fund our operations for at least the next 12 months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors including, but not limited, to:

    o  the market acceptance of our products and services

    o the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the market place

    o  research and development plans

    o  levels of inventory and accounts receivable

    o  technological advances

    o  competitors' responses to our products and services

    o  relationships with partners, suppliers and customers

    o  our projected capital expenditures

    In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

BUSINESS ENVIRONMENT AND RISK FACTORS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. These factors include:

    o  the length of our customer commitments;

    o  patterns of information technology spending by customers;

    o the timing, size, mix and customer acceptance of our product and service product offerings and those of our competitors;

    o  the timing and magnitude of required capital expenditures; and

    o  the need to use outside contractors to complete some assignments.

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

    We may not become profitable or significantly increase our revenue. We incurred net losses of $7.1 million for the year ended December 31, 1999 and $3.5 million for the three months ended March 31, 2000.

OUR INABILITY TO INTEGRATE, OR IMPLEMENT OUR PLANS FOR, THE OPERATIONS OF PULSAR MAY ADVERSELY AFFECT OUR BUSINESS.

    Our failure to successfully integrate, or implement our plans for, the operations of Pulsar would significantly diminish the value of the Pulsar acquisition. Moreover, integration of the Pulsar acquisition may place strain on our managerial and financial resources, which could, in turn, adversely affect our business. To achieve the full benefits of the Pulsar acquisition, we will need to:

    o integrate our administrative, financial and engineering resources and coordinate our marketing and sales efforts;

    o  roll out our data security products to Pulsar's existing client base;

    o successfully complete the implementation of Pulsar's recent shift in product reselling focus;

    o  expand Pulsar's professional service offerings; and

    o  increase sales of Pulsar's products and professional services.

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

    Approximately $34.0 million, or 71%, of our consolidated assets as of March 31, 2000, consisted of intangible assets, including goodwill, arising from the acquisition of Pulsar. This amount, the components of which will be amortized over 10 to 15 years, constitutes a non-cash, non-tax deductible expense in each amortization period that will reduce net income or increase net loss for that period. The reduction in our net earnings or an increase in our net loss resulting from the amortization of goodwill and other intangibles may have an adverse impact on our operating results and the market price of our common stock. There is also a risk that we may never realize the value of our intangible assets.

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

THE TERMS OF OUR LOAN AGREEMENTS COULD LIMIT OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

    The terms of our loan agreements with our credit providers could limit our ability to implement our strategy. In addition to substantially prohibiting us from incurring additional indebtedness, our loan agreements with these creditors limit or prohibit us from:

    o  declaring or paying cash dividends;

    o  making capital distributions or other payments to stockholders;

    o  merging or consolidating with another corporation; or

    o  selling all or substantially all of our assets.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS AND, THEREFORE, THE LOSS OF EVEN ONE OF THESE CUSTOMERS COULD SIGNIFICANTLY AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

    We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The nonrenewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. During the three months ended March 31, 2000, we derived 53% of our consolidated revenue from three customers.

DOING BUSINESS WITH THE U.S. GOVERNMENT ENTAILS MANY RISKS WHICH COULD ADVERSELY AFFECT US.

    Sales to U.S. government agencies accounted for 78% of our consolidated revenue during the three months ended March 31, 2000. Our sales to these agencies are subject to risks, including:

    o  early termination of our contracts;

    o  disallowance of costs upon audit; and

    o the necessity to participate in competitive bidding and proposal processes, which is costly, time consuming and may result in unprofitable contracts.

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

    Increased demand for our products depends in large part on the continued growth of the Internet and Internet protocol-based networks and the widespread acceptance and use of these mediums for electronic commerce and communications. Because electronic commerce and communications over these networks are evolving, we cannot predict the size of the market and its sustainable growth rate. A number of factors may affect market size and growth rate, including:

    o the use of electronic commerce and communications may not increase, or may increase more slowly than we expect;

    o the Internet infrastructure and communications services to support electronic commerce may not be able to continue to support the demands placed on it by continued growth; and

    o the growth and reliability of electronic commerce and communications could be harmed by delays in development or adoption of new standards and protocols to handle increased levels of activity or by increased governmental regulation.

IF PKI TECHNOLOGY IS COMPROMISED, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

    Many of our products are based on PKI technology. The security afforded by this technology depends on the integrity of a user's private key, which depends in part on the application of algorithms, or advanced mathematical factoring equations. The occurrence of any of the following could result in a decline in demand for our data security products:

    o any significant advance in techniques for attacking PKI systems, including the development of an easy factoring method or faster, more powerful computers;

    o publicity of the successful decoding of cryptographic messages or the misappropriation of private keys; and

    o  government regulation limiting the use, scope or strength of PKI.

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

POTENTIAL PRODUCT DEFECTS COULD SUBJECT US TO CLAIMS FROM CUSTOMERS.

    Products as complex as the ones we offer may contain undetected errors or result in failures when first introduced or when new versions are released. Despite our product testing efforts and testing by current and potential customers, it is possible that errors will be found in new products or enhancements after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance or claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business.

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

    Furthermore, our failure or inability to meet a customer's expectations in the performance of our services, or to do so in the time frame required by the customer, regardless of our responsibility for the failure, could:

    o  result in a claim for substantial damages against us by the customer;

    o  discourage customers from engaging us for these services; and

    o  damage our business reputation.

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

OUR EFFORTS TO EXPAND INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS.

    We are currently seeking to increase our international sales. Our inability to maintain or to obtain federal or foreign regulatory approvals relating to the import or export of our products on a timely basis could adversely affect our ability to expand our international business. Additionally, our international operations could be subject to a number of risks, any of which could adversely affect our future international sales, including:

    o  increased collection risks;

    o  trade restrictions;

    o  export duties and tariffs; and

    o  uncertain political, regulatory and economic developments.

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

SMALL NUMBER OF STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, WILL HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES.

    Kris Shah and members of his family, William W. Davis, Sr. and Lillian A. Davis presently beneficially own, in the aggregate, approximately 59.5% of our outstanding common stock. These stockholders, if acting together, would have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control.

THERE ARE LAWSUITS PENDING AGAINST US WHICH COULD ADVERSELY AFFECT OUR BUSINESS IF THEY ARE RESOLVED AGAINST PULSAR.

    Lawsuits are pending against Pulsar which, if resolved against Pulsar, could materially and adversely affect our business and financial condition. See "Part II, Item 1, Legal Proceedings."

OUR STOCK PRICE IS EXTREMELY VOLATILE.

    The trading price of our common stock is highly volatile as a result of factors specific to us or applicable to our market and industry in general. These factors, include:

    o variations in our annual or quarterly financial results or those of our competitors;

    o company issued earnings announcements that vary from consensus analyst estimates;

    o changes by financial research analysts in their recommendations or estimates of our earnings;

    o conditions in the economy in general or in the information technology service sector in particular;

    o announcements of technological innovations or new products or services by us or our competitors; and

    o unfavorable publicity or changes in applicable laws and regulations, or their judicial or administrative interpretations, affecting us or the information technology service sectors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INVESTMENT PORTFOLIO

    We do not use derivative financial instruments in our held to maturity investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer or type of investment. We do not expect any material loss with respect to our investment portfolio, and market value approximates cost at March 31, 2000.

    At March 31, 2000, our investment portfolio consists of cash equivalents. Currently the carrying value of these investments approximates market value. However, the fair market value of these investments is subject to interest rate risk. If market interest rates were to change 10% from levels existing at March 31, 2000, the change in the fair market value of our investment portfolio would not be material to the Company's consolidated financial position, results of operations or liquidity.

INTEREST RATE SENSITIVITY

     The Company entered into a three-year agreement with Fidelity Funding permitting borrowings under a $20 million secured revolving credit facility at an annual interest rate of prime plus .625%. The Company has no outstanding indebtedness at March 31, 2000 under the Fidelity Funding Agreement.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are involved from time to time in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe will have a material impact on our results of operations, financial condition or liquidity, other than the following:

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In January, 2000, we issued an option to purchase up to 20,000 shares of common stock at an exercise price of $8.72 per share to an executive officer pursuant to the Company's 1999 Stock Option Plan.

    Exemption from the registration provisions of the Securities Act of 1933 for the transaction described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transaction did not involve any public offerings and the purchasers were sophisticated with access to the kind of information registration would provide.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27.1 Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2000                         LITRONIC INC.


                                           By          /s/ KRIS SHAH
                                              ----------------------------------
                                                           Kris Shah
                                               Director, Chairman of the Board
                                                 and Chief Executive Officer


                                           By         /s/ ROY E. LUNA
                                              ----------------------------------
                                                          Roy E. Luna
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

                                 EXHIBIT INDEX

        Exhibit
        Number              Description
        -------             -----------
         27.1               Financial Data Schedule