Form 10-Q
period 2000-06-30
LITRONIC INC
filed 2000-08-21
CIK 1078717

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                               [LOGO OF LITRONIC]

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000,

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

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 14, 2000, the registrant had 9,885,146 shares of common stock outstanding.

================================================================================

                                  LITRONIC INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements..........................................       3
          Condensed Consolidated Balance Sheets--December 31, 1999
           and June 30, 2000............................................       3
          Condensed Consolidated Statements of Operations--Three and
           six months ended June 30, 1999 and 2000......................       4
          Condensed Consolidated Statements of Cash Flows--Six months
           ended June 30, 1999 and 2000.................................       5
          Notes to Condensed Consolidated Financial Statements..........       6
Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................      10
Item 3.   Quantitative and Qualitative Disclosures About Market Risk....      23

PART II.  OTHER INFORMATION                                                   24

Item 1.   Legal Proceedings.............................................      24
Item 2.   Changes in Securities and Use of Proceeds.....................      24
Item 3.   Defaults upon Senior Securities...............................      24
Item 4.   Submission of Matters to a Vote of Security Holders...........      24
Item 5.   Other Information.............................................      24
Item 6.   Exhibits and Reports on Form 8-K..............................      24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LITRONIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

ASSETS
                                                                      December 31,       June 30,
                                                                          1999             2000
                                                                      ------------       ---------
Current assets:
  Cash and cash equivalents ....................................        $  6,441         $  5,497
  Restricted cash ..............................................             612               --
  Accounts receivable (net of allowance for doubtful accounts of
    $390 and $379 as of December 31, 1999 and June 30,
    2000, respectively) ........................................           7,141            5,353
  Inventories ..................................................             796              943
  Prepaid expenses .............................................             360              624
  Other current assets .........................................             343              392
  Note receivable - related party ..............................              70               73
                                                                        --------         --------
    Total current assets .......................................          15,763           12,882
Property and equipment, net ....................................             646            1,115
Other assets ...................................................              --              621
Goodwill and other intangibles, net ............................          34,695           33,620
                                                                        --------         --------
                                                                        $ 51,104         $ 48,238
                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt .......................        $    481         $    795
  Accounts payable .............................................           1,250            3,083
  Accrued liabilities ..........................................           1,411            1,480
  Deferred revenue .............................................              29              218
                                                                        --------         --------
    Total current liabilities ..................................           3,171            5,576
Long-term debt, less current installments ......................              --              247
Deferred revenue ...............................................              --              343
                                                                        --------         --------
    Total liabilities ..........................................           3,171            6,166

Stockholders' equity:
  Preferred stock, $.01 par value; Authorized 5,000,000 shares;
    no shares issued or outstanding ............................              --               --
  Common stock, $.01 par value; Authorized 25,000,000 shares;
      issued and outstanding 9,856,944 at December 31, 1999
      and 9,885,146 shares at June 30, 2000 . ..................              99               99
  Additional paid-in capital ...................................          52,812           52,832
  Accumulated deficit ..........................................          (4,978)         (10,859)
                                                                        --------         --------
    Total stockholders' equity .................................          47,933           42,072
                                                                        --------         --------
                                                                        $ 51,104         $ 48,238
                                                                        ========         ========

See accompanying notes to condensed consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                           Three Months Ended                Six Months Ended
                                                        ------------------------        -------------------------
                                                        June 30,        June 30,        June 30,         June 30,
                                                          1999            2000            1999             2000
                                                        --------        -------         --------        ---------
Revenues:
  Product ......................................        $ 2,325         $ 8,418         $ 3,210         $ 12,770
  License and service ..........................             96             632             252            1,002
  Research and development .....................            326              --             695               --
                                                        -------         -------         -------         --------
    Total revenues .............................          2,747           9,050           4,157           13,772
                                                        -------         -------         -------         --------
Costs and expenses:
  Cost of sales--products ......................          2,004           6,383           2,522           10,002
  Cost of sales--license and service ...........             30             228              40              396
  Selling, general and administrative ..........          1,437           2,803           2,329            5,183
  Research and development .....................            868           1,404           1,731            2,726
  Amortization of goodwill and other intangibles            118             703             118            1,406
                                                        -------         -------         -------         --------
Operating loss .................................         (1,710)         (2,471)         (2,583)          (5,941)
Other expense (income), net ....................             85             (53)            193              (66)
                                                        -------         -------         -------         --------
Loss before income taxes .......................         (1,795)         (2,418)         (2,776)          (5,875)
Provision for (benefit from) income taxes ......           (276)              2            (285)               6
                                                        -------         -------         -------         --------
Net loss .......................................        $(1,519)        $(2,420)        $(2,491)        $ (5,881)
                                                        =======         =======         =======         ========
Net loss per share--basic and diluted ..........        $ (0.31)        $ (0.24)        $ (0.57)        $  (0.60)
                                                        =======         =======         =======         ========
Shares used in per share computations--basic
  and diluted ..................................          4,839           9,881           4,360            9,874
                                                        =======         =======         =======         ========

     See accompanying notes to condensed consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                       -------------------------
                                                                        June 30,        June 30,
                                                                          1999            2000
                                                                       ---------        --------
Cash flows from operating activities:
 Net loss ........................................................     $ (2,491)        $ (5,881)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization ..................................          231            1,703
  Deferred income tax benefit ....................................         (285)              --
 Changes in assets and liabilities:
  Accounts receivable ............................................         (180)           1,788
  Inventories ....................................................          185             (147)
  Prepaid expenses ...............................................           --             (264)
  Other current assets ...........................................         (772)             (49)
  Note receivable - related party ................................           --               (3)
  Other assets ...................................................         (294)            (621)
  Accounts payable ...............................................       (2,500)           1,833
  Accrued liabilities ............................................         (669)            (262)
  Deferred revenue ...............................................          (63)             532
                                                                       --------         -------
   Net cash used in operating activities .........................       (6,838)          (1,371)
                                                                       --------         --------
Cash flows used in investing activities:
  Purchases of property and equipment ............................          (93)            (766)
  Purchases of short-term investments ............................       (6,000)              --
  Restricted cash related to line of credit ......................           --              612
                                                                       --------         --------
     Net cash used in investing activities .......................       (6,093)            (154)
                                                                       --------         --------

Cash flows from financing activities:
  Stock options exercised ........................................           --               20
  Borrowings on revolving note payable to bank....................           --              838
  Proceeds from insurance financing...............................           --              748
  Repayment on insurance financing................................           --             (169)
  Proceeds from sale of common stock, net of issuance costs ......       35,323               --
  Proceeds from revolving note payable to bank ...................        2,236               --
  Proceeds from long-term debt ...................................        2,844               --
  Principal payments on revolving line of credit
    and long-term notes payable to bank ..........................      (18,780)            (856)
                                                                       --------         --------
    Net cash provided by financing activities ....................       21,623              581
                                                                       --------         --------
  Net increase (decrease) in cash ................................        8,692             (944)
Cash and cash equivalents at beginning of period .................          898            6,441
                                                                       --------         --------
Cash and cash equivalents at end of period .......................     $  9,590         $  5,497
                                                                       ========         ========
Supplemental disclosures of cash flow Information:
 Cash paid during the period for:
    Interest .....................................................     $    633         $     64
    Income taxes .................................................            2                5
                                                                       ========         ========

Supplemental disclosures of noncash investing and financing activities:

The Company issued 2,169,938 shares of common stock in connection with the acquisition of Pulsar. In connection with the acquisition, net assets purchased were as follows:

Merger costs......................................................     $    (121)             --
Fair value of net assets acquired less liabilities assumed........       (12,450)           (331)
Goodwill and other intangibles....................................        36,441              --
                                                                       ---------        --------
Market value of common stock issued...............................     $  23,870            (331)
                                                                       =========        ========

Transfer of accumulated deficit to additional paid in capital.....        (6,363)             --
                                                                       =========        ========

     See accompanying notes to condensed consolidated financial statements.

                                  LITRONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  GENERAL INFORMATION:

     Condensed Consolidated Financial Statements

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000; the results of operations for the three and six months ended June 30, 1999 and 2000; and the statements of cash flows for the six months ended June 30, 1999 and 2000. Interim results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999, included in the Company's Form 10-K, filed in March 2000.

     Goodwill and Other Intangibles

     The Company amortizes intangible assets relating to businesses acquired and costs in excess of the fair value of net assets of businesses acquired ("goodwill and other intangibles") using the straight-line method over the estimated useful lives of the intangible assets and business acquired. Amortization of goodwill and other intangibles was $118 and $1,406 for the six months ended June 30, 1999 and June 30, 2000, respectively.

     During the second quarter of 2000, the Company recorded approximately $331 of adjustments to goodwill related to the acquisition of Pulsar. The adjustments were primarily attributable to additions in certain accounts payable and accrued liabilities and the settlement of a pre-acquisition lawsuit (see Note 7).

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     In June 1999, the Company acquired Pulsar Data Systems ("Pulsar"). All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. To date the integration of Pulsar has not been completed as planned. Management is currently exploring various alternatives for the Pulsar operations. Based upon this analysis, during the quarter ending
September 30, 2000, management will begin to analyze the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. Such an analysis could result in the conclusion that the cash flows of Pulsar will not fully support the recoverability of the goodwill and other intangibles. If such a conclusion is reached, management would consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations. In addition, such a conclusion could possibly result in an impairment charge relating to some or all of the carrying value of the goodwill and other intangibles.

     Reclassifications

     Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

(2)  INVENTORIES

     A summary of inventories follows:

                                     December 31,      June 30,
                                         1999            2000
                                     ------------      --------
Raw materials.................          $190             $237
Work-in-process...............           136               10
Finished goods................           470              696
                                        ----             ----
                                        $796             $943
                                        ====             ====

(3)  LONG TERM DEBT

     A summary of long-term debt follows:

                                                                                          December 31,   June 30,
                                                                                              1999         2000
                                                                                          ------------   --------
Revolving note payable to bank with maximum availability of $20 million, bearing interest at prime plus .625% (9.125% at December
 31, 1999 and 10.125% at June 30, 2000) payable in monthly
 interest-only payments through maturity on May 10, 2002; secured
 by substantially all assets of the Company ........................................           312          294

Note payable for insurance financing due in nine monthly payments
 beginning July 9, 1999 at an annual percentage rate of 5.93% ......................           169           --

Note payable for insurance financing due in nine monthly payments
 beginning July 9, 2000 at an annual percentage rate of 7.15% ......................            --           36

Note payable for insurance financing due in eighteen monthly
 payments beginning July 9, 2000 at an annual percentage rate of 8.18% .............            --          712
                                                                                              ----       ------
                                                                                               481        1,042
Less current installments ..........................................................           481          795
                                                                                              ----       ------
                                                                                              $ --       $  247
                                                                                              ====       ======

     The Company's $20 million revolving credit agreement contains certain covenants and restrictions, including maintenance of certain financial ratios and a restriction on future borrowings. The credit agreement also prohibits the payment of dividends. As of June 30, 2000, the Company was not in compliance with certain covenants, and has obtained a waiver of these covenants. The amounts due under this agreement of $294 have been classified as current liabilities in the accompanying balance sheet. Although the credit facility is for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to the Company is subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consists of 85% of eligible accounts receivable plus the lesser of (a) 50% of the value of eligible on-hand inventory or (b) $1.0 million. As a result, the amount actually available to the Company at any particular time may be significantly less than the full $20.0 million credit facility due to the maximum borrowing limitation calculation. At December 31, 1999, the bank required the Company to maintain a $612 cash deposit at the bank. For balance sheet presentation purposes, the funds were reflected as restricted cash at December 31, 1999, as the Company had no access to the funds. During the second quarter of 2000, the bank no longer required the Company to maintain a cash deposit.

     The Company has entered into insurance premium financing agreements with Cananwill, Inc. for the payment of certain insurance premiums. The premiums being financed cover policy periods from twelve to twenty-four months. The insurance premium agreements payable in nine installments cover a policy period of twelve months and the insurance premium agreement payable in eighteen installments covers a policy period of twenty-four months. These insurance premium finance agreements are secured by the proceeds of the policies being financed.

(4)  CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

     Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 1999 and June 30, 2000, accounts receivable included $5,386 and $4,479, respectively, due from the U.S. Government and related agencies. Sales to federal government agencies represented 45% and 67% of the Company's revenues for the six months ended June 30, 1999 and 2000, respectively.

     The Company had sales to three customers, which represented 48% of total revenue for the six months ended June 30, 1999. The Company had sales to one customer, that was an agency of the U.S. Government and represented 28% of the total revenue for the six months ended June 30, 2000. No other customers accounted for more than 10% of net revenues during the six months ended June 30, 1999 and June 30, 2000. Trade accounts receivable totaled $1,400 and $2,272 from these major customers as of December 31, 1999 and June 30, 2000, respectively.

     At June 30, 2000, the Company's investment portfolio consisted of $4.8 million in cash equivalents. The Company does not believe that it has a concentration of investment risk due to the diversification of the investment portfolio.

(5)  1999 STOCK OPTION PLAN

     During the quarter ended June 30, 2000, the Company granted options to purchase 188,388 shares at an exercise price of the then current fair market value at the date of grant, under the Company's 1999 Stock Option Plan (the "1999 Plan"), which was established in April 1999. In addition, an amendment was approved by the board of directors increasing the number of shares of Common Stock subject to the 1999 plan from 600,000 to 1,500,000. The amendment was submitted to, and approved by the stockholders in June 2000.

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

     The computation of diluted net loss per share for the three and six months ended June 30, 1999 and June 30, 2000 excluded the dilutive effect of 667,753 and 751,195 respectively, of incremental common shares attributable to the exercise of outstanding common stock options and warrants as a result of the antidilutive effect.

(7)  CONTINGENT LIABILITIES

     As the Company provides engineering and other services to various government agencies, it is subject to retrospective audits, which may result in adjustments to amounts recognized as revenues, and the Company may be subject to investigation by governmental entities. Failure to comply with the terms of any governmental contracts could result in civil and criminal fines and penalties, as well as suspension from future government contracts. The Company is not aware of any adjustments, fines or penalties, which could have a material adverse effect on its financial position or results of operations.

     The Company has cost reimbursable type contracts with the Federal Government. Consequently, the Company is reimbursed based upon their direct expenses attributable to the contract, plus a percentage based upon overhead, material handling, and general and administrative expenses. The overhead, material handling, and general and administrative rates are estimates. Accordingly, if the actual rates as determined by the Defense Contract Audit Agency were below the Company's estimates, a refund for the difference would be due to the Federal Government. It is management's opinion that no material liability will result from any contract audits.

     On April 19, 1999, A&T Marketing Inc. filed a complaint against Pulsar in the Circuit Court for Prince George's County, Maryland. A&T claimed that Pulsar owed A&T $262,000 plus interest and costs, for software that A&T sold to Pulsar in 1998. In

July 2000, the Company paid A&T Marketing Inc. $162,500 and settled any and all claims. The Company included the lawsuit settlement in its adjustment to the Pulsar purchase price recorded in the second quarter of 2000 (see Note 1).

     The Company is also involved in various routine legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that any potential liability arising from these claims against the Company would be minimal.

(8)  BUSINESS SEGMENTS AND PRODUCT LINES

     Prior to the acquisition of Pulsar in June 1999, the Company operated in one business segment. Subsequent to the acquisition, the Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales, and identifiable assets of these segments for the quarter ended June 30, 2000.

                                     Three Months Ended June 30, 2000               Six Months Ended June 30, 2000
                                -----------------------------------------      ----------------------------------------
                                   Data Security        Network Solutions         Data Security       Network Solutions
                                Products & Services          Market            Products & Services         Market
                                -------------------     -----------------      -------------------    -----------------
Revenue..................           $  2,139              $  6,911                  $  3,559             $  10,213
Cost of sales............                709                 5,902                     1,242                 9,156
Identifiable assets......              1,340                38,748                     1,340                38,748
                                    ========              ========                  ========             =========

     As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

     Through June 30, 2000 the Company had four distinct product lines and services: network deployment products, data security products, license and services, and electric security systems. Following is a summary of total revenues by product line.


                                                    Three Months Ended      Six Months Ended
                                                   ---------------------   -------------------
                                                   JUNE 30,     JUNE 30,   JUNE 30,   JUNE 30,
                                                     1999         2000      1999       2000
                                                   --------     --------   ------     -------
     Network deployment products.................   $1,674       $6,759    $1,674     $10,000
     Data security products......................      651        1,659     1,536       2,770
     License and service.........................      422          480       947         788
     Electric security systems...................       --          152        --         214
                                                    ------       ------    ------     -------
          Total net product, license and
           service revenues......................   $2,747       $9,050    $4,157     $13,772
                                                    ======       ======    ======     =======

     In July 2000 the Company decided to discontinue the electric security systems product line. The Company does not anticipate incurring any significant expense as the result of this decision. For the six months ended June 30, 2000, revenues generated by the electric security systems product line was $214,000.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                               Percentage of Total Revenues

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ------------------------      -------------------------
                                                  June 30,       June 30,        June 30,       June 30,
                                                    1999           2000            1999           2000
                                                 ---------       --------      ----------       --------
Revenues:
  Product ...............................           84.6%          93.0%          77.2%          92.7%
  License and service ...................            3.5            7.0            6.1            7.3
  Research and development ..............           11.9             --           16.7             --
                                                   -----          -----          -----          -----
  Total revenues ........................          100.0          100.0          100.0          100.0
                                                   -----          -----          -----          -----
Costs and expenses:
  Cost of sales--products ...............           72.9           70.5           60.7           72.6
  Cost of sales--license and service ....            1.1            2.5            1.0            2.9
  Selling, general and administrative ...           52.3           31.0           56.0           37.6
  Research and development ..............           31.6           15.5           41.6           19.8
  Amortization of goodwill and other
   intangibles ..........................            4.3            7.8            2.8           10.2
                                                   -----          -----          -----          -----
Operating loss ..........................          (62.2)         (27.3)         (62.1)         (43.1)
Interest expense (income), net ..........            3.1           (0.6)           4.7           (0.5)
                                                   -----          -----          -----          -----
Loss before income taxes ................          (65.3)         (26.7)         (66.8)         (42.7)
Provision for (benefit from) income taxes          (10.0)           0.0           (6.9)           0.0
                                                   -----          -----          -----          -----
Net loss ................................          (55.3)%        (26.7)%        (59.9)%        (42.7)%
                                                   =====          =====          =====          =====

     RESULTS OF OPERATIONS -- COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000

     Our revenues and expenses for the quarter ended June 30, 2000 include the results of Pulsar's operations as a result of our acquisition in June 1999. Therefore, revenue and expenses are not comparable from period to period.

     TOTAL REVENUE. Total revenues increased 229% from $2.7 million during the three months ended June 30, 1999 to $9.1 million during the three months ended June 30, 2000. The increase was primarily attributable to a $5.1 million increase in product related revenue generated by Pulsar.

     During the three months ended June 30, 1999, we derived 21%, 12% and 10% of our revenue from sales to Prince Georges County, the National Security Agency ("NSA") and the National Institute of Health, respectively. During the three months ended June 30, 2000, we derived 29% and 10% of our revenue from sales to the U.S. Immigration & Naturalization Service and the U.S. Patent & Trademark Office, respectively. Sales to Federal government agencies accounted for approximately 52% and 67% of our sales during the three months ended June 30, 1999 and 2000, respectively.

     PRODUCT REVENUE. Product revenue increased 262% from $2.3 million during the three months ended June 30, 1999 to $8.4 million during the three months ended June 30, 2000. The increase was primarily attributable to a $5.1 million increase in product related revenue generated by Pulsar.

     We had previously anticipated that we would begin limited shipments of our Forte smart card in late 2000. We now anticipate limited shipments of the Forte smart card beginning in the first half of 2001 with increasing shipments thereafter. We plan to begin shipping Forte smart card emulators to software developers and system integrators in the second half of 2000. The Forte smart card emulators allow developers and integrators to incorporate the Forte smart card into their applications.

     LICENSE AND SERVICE REVENUE. License and service revenue increased 558% from $96,000 during the three months ended June 30, 1999 to $632,000 during the three months ended June 30, 2000. The increase was primarily attributable to a Fortezza service contract with NSA that generated $176,000 and increased software license revenue during the three months ended June 30, 2000.

     During the three months ended June 30, 1999, the net decrease to deferred revenue was $12,000. During the three months ended June 30, 2000, the net increase to deferred revenue was $536,000. Deferred revenue is recorded at the time of sale for new contracts and is subsequently recognized over the period to which it applies. At December 31, 1999, deferred revenue totaled $29,000, and was all short-term. At June 30, 2000, deferred revenue totaled $561,000, of which, $218,000 was short-term and $343,000 was long-term.

     In July 2000 the Company decided to discontinue the electric security systems product line. The Company does not anticipate incurring any significant expenses as a result of this decision. For the three months ended June 30, 2000, revenues generated by the electric security systems product line were $152,000.

     RESEARCH AND DEVELOPMENT REVENUE. Research and Development revenue represents amounts earned under a contract with the NSA for the design of a microprocessor meeting minimum specifications established by the NSA. We had contracted with others to perform aspects of the project. All related project costs were expensed as research and development was incurred. Regardless of the results of the development efforts, the amounts received from the NSA are nonrefundable. The related research and development costs were not separately identifiable. Therefore, the corresponding costs of the entire development effort were included in research and development expenses. Research and development revenue was $326,000 during the three months ended June 30, 1999, whereas, no research and development revenue was earned during the three months ended June 30, 2000. The contract that resulted in research and development revenue was completed in 1999 and no further research and development revenue is currently anticipated under this contract.

     PRODUCT GROSS MARGINS. Product gross margins increased as a percentage of net product revenue from 14% during the three months ended June 30, 1999 to 24% during the three months ended June 30, 2000. Margins on network deployment products increased from 3% during the three months ended June 30, 1999 to 15% during the three months ended June 30, 2000. The increase in gross margins on network deployment products was primarily attributable to increased selling prices and efforts to maintain markup percentages on sales. Margins on data security products increased from 41% during the three months ended June 30, 1999 to 61% during the three months ended June 30, 2000. The increase in gross margins on data security products was primarily attributable to an increase in sales volume, selling price and a cost reduction related to a particular product within the data security product line.

     LICENSE AND SERVICE GROSS MARGIN. License and service gross margin decreased as a percentage of license and service revenue from 69% during the three months ended June 30, 1999 to 64% during the three months ended June 30, 2000. The decrease was primarily attributable to changes in the mix of software licenses as compared to professional services. Software licenses have very low cost of sales associated with them, where as professional services require programmer time that is classified in the category of cost of sales - license and service. The decrease in gross margin between the two periods is a reflection of the mix as noted above and does not necessarily represent a trend.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 95% from $1.4 million during the three months ended June 30, 1999 to $2.8 million during the three months ended June 30, 2000. The increase was primarily attributable to the additional selling, general and administrative expenses associated with Pulsar. As a percentage of total revenues, selling, general and administrative expenses decreased from 52% during the three months ended June 30, 1999 to 31% during the three months ended June 30, 2000. The percentage decrease was primarily attributable to increased revenues generated by Pulsar.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 62% from $868,000 during the three months ended June 30, 1999 to $1.4 million during the three months ended June 30, 2000. The increase was primarily attributable to increased staffing related to product development, including development efforts related to the Forte microprocessor, Maestro, ProFile Manager, NetSign and token reader/writers. As a percentage of total revenues, research and development expenses decreased from 32% during the three months ended June 30, 1999 to 16% during the three months ended June 30, 2000. The percentage decrease was primarily attributable to increased revenues generated by Pulsar.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles increased 496% from $118,000 during the three months ended June 30, 1999 to $703,000 during the three months ended June 30, 2000. Amortization of goodwill and other intangibles is related to the acquisition of Pulsar in June 1999.

     To date the integration of Pulsar has not been completed as planned. Management is currently exploring various alternatives for the Pulsar operations. Based upon this analysis, during the quarter ending September 30, 2000, management will begin to analyze the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. Such an analysis could result in the conclusion that the cash flows of Pulsar will not fully support the recoverability of the goodwill and other intangibles. If such a conclusion is reached, we will consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations. In addition, such a conclusion could possibly result in an impairment charge relating to some or all of the carrying value of the goodwill and other intangibles related to the Pulsar acquisition.

     OTHER EXPENSE (INCOME), NET. Net other expense changed $138,000 from $85,000 net expense during the three months ended June 30, 1999 to $53,000 net income during the three months ended June 30, 2000. The change was primarily attributable to the reduction of borrowings, which resulted when proceeds from our initial public offering were used to extinguish outstanding debt obligations.

     INCOME TAXES. Before our initial public offering, Litronic Industries Inc. had elected to be treated as an S corporation under the provisions of Section 1362 of the Internal Revenue Code of 1986. Accordingly, we did not provide for Federal income taxes at the corporate level. We were subject to state taxes on earnings before taxes. Subsequent to the initial public offering, we are taxed as a C corporation. A tax benefit of $276,000 was recognized during the three months ended June 30, 1999 as compared to $2,000 of tax expense that was recognized during the three months ended June 30, 2000. The tax expense of $2,000 was related to minimum franchise taxes.

     RESULTS OF OPERATIONS -- COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

     Our revenues and expenses for the six months ended June 30, 2000 include the results of Pulsar's operations as a result of our acquisition in June 1999. Therefore, revenue and expenses are not comparable from period to period.

     TOTAL REVENUE. Total revenues increased 231% from $ 4.2 million during the six months ended June 30, 1999 to $13.8 million during the six months ended June 30, 2000. The increase was primarily attributable to an $8.3 million increase in total product related revenue generated by Pulsar.

     During the six months ended June 30, 1999, we derived 17%, 17% and 14% of our revenue from sales to Lockheed Martin Corporation, the National Security Agency and Prince Georges County, respectively. During the six months ended June 30, 2000, we derived 28% of our revenue from sales to the U.S. Immigration & Naturalization Service. Sales to Federal government agencies accounted for approximately 45% and 67% of our sales during the six months ended June 30, 1999 and 2000, respectively.

     PRODUCT REVENUE. Product revenue increased 298% from $3.2 million during the six months ended June 30, 1999 to $12.8 million during the six months ended June 30, 2000. The increase was primarily attributable to an $8.3 million increase in product related revenue generated by Pulsar.

     We had previously anticipated that we would begin limited shipments of our Forte smart card in late 2000. We now anticipate limited shipments of the Forte smart card beginning in the first half of 2001 with increasing shipments thereafter. We plan to begin shipping Forte smart card emulators to software developers and system integrators in the second half of 2000. The Forte smart card emulators allow developers and integrators to incorporate the Forte smart card into their applications.

     LICENSE AND SERVICE REVENUE. License and service revenue increased 298% from $252,000 during the six months ended June 30, 1999 to $1.0 million during the six months ended June 30, 2000. The increase was primarily attributable to a Fortezza service contract with NSA that generated $400,000, sales of $214,000 related to the electronic security product line and increased software license revenue during the six months ended June 30, 2000.

     During the six months ended June 30, 1999, the net decrease to deferred revenue was $63,000. During the six months ended June 30, 2000, the net increase to deferred revenue was $532,000. Deferred revenue is recorded at the time of sale for new contracts and is subsequently recognized over the period to which it applies. At December 31, 1999, deferred revenue totaled $29,000, and was all short-term. At June 30, 2000, deferred revenue totaled $561,000, of which, $218,000 was short-term and $343,000 was long-term.

     In July 2000 the Company decided to discontinue the electric security systems product line. The Company does not anticipate incurring any significant expenses as a result of this decision. For the six months ended June 30, 2000, revenues generated by the electric security systems product line were $214,000.

     RESEARCH AND DEVELOPMENT REVENUE. Research and Development revenue represents amounts earned under a contract with the NSA for the design of a microprocessor meeting minimum specifications established by the NSA. We had contracted with others to perform aspects of the project. All related project costs were expensed as research and development was incurred. Regardless of the results of the development efforts, the amounts received from the NSA are nonrefundable. The related research and development costs were not separately identifiable. Therefore, the corresponding costs of the entire development effort were included in research and development expenses. Research and development revenue was $695,000 during the six months ended June 30, 1999, whereas, no research and development revenue was earned during the three months ended June 30, 2000. The contract that resulted in research and development revenue was completed in 1999 and no further research and development revenue is currently anticipated under this contract.

     PRODUCT GROSS MARGINS. Product gross margins increased as a percentage of net product revenue from 21% during the six months ended June 30, 1999 to 22% during the six months ended June 30, 2000. Margins on network deployment products increased from 3% during the six months ended June 30, 1999 to 12% during the six months ended June 30, 2000. The increase in gross margins on network deployment products was primarily attributable to increased selling prices and efforts to maintain markup percentages on sales. Margins on data security products increased from 41% during the six months ended June 30, 1999 to 58% during the six months ended June 30, 2000. The increase in gross margins on data security products was primarily attributable to an increase in sales volume, selling price and a cost reduction related to a particular product within the data security product line.

     LICENSE AND SERVICE GROSS MARGIN. License and service gross margin decreased as a percentage of license and service revenue from 84% during the six months ended June 30, 1999 to 60% during the six months ended June 30, 2000. The decrease was primarily attributable to changes in the mix of software licenses as compared to professional services. Software licenses have very low cost of sales associated with them, where as professional services require programmer time that is classified in the category of cost of sales - license and service. The decrease in gross margin between the two periods is a reflection of the mix as noted above and does not necessarily represent a trend.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 123% from $2.3 million during the six months ended June 30, 1999 to $5.2 million during the six months ended June 30, 2000. The increase was primarily attributable to the additional selling, general and administrative expenses associated with Pulsar. As a percentage of total revenues, selling, general and administrative expenses decreased from 56% during the six months ended June 30, 1999 to 38% during the six months ended June 30, 2000. The percentage decrease was primarily attributable to increased revenues generated by Pulsar.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 57% from $1.7 million during the six months ended June 30, 1999 to $2.7 million during the six months ended June 30, 2000. The increase was primarily attributable to increased staffing related to product development, including development efforts related to the Forte microprocessor, Maestro, ProFile Manager, NetSign and token reader/writers. As a percentage of total revenues, research and development expenses decreased from 42% during the six months ended June 30, 1999 to 20% during the six months ended June 30, 2000. The percentage decrease was primarily attributable to increased revenues generated by Pulsar.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles increased 1,092% from $118,000 during the six months ended June 30, 1999 to $1.4 million during the six months ended June 30, 2000. Amortization of goodwill and other intangibles is related to the acquisition of Pulsar in June 1999.

     To date the integration of Pulsar has not been completed as planned. Management is currently exploring various alternatives for the Pulsar operations. Based upon this analysis, during the quarter ending September 30, 2000, management will begin to analyze the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. Such an analysis could result in the conclusion that the cash flows of Pulsar will not fully support the recoverability of the goodwill and other intangibles. If such a conclusion is reached, we will consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations. In addition, such a conclusion could possibly result in an impairment charge relating to some or all of the carrying value of the goodwill and other intangibles related to the Pulsar acquisition.

     OTHER EXPENSE (INCOME), NET. Net other expense changed $259,000 from $193,000 net expense during the six months ended June 30, 1999 to $66,000 net income during the six months ended June 30, 2000. The change was primarily attributable to the reduction of borrowings, which resulted when proceeds from our initial public offering were used to extinguish outstanding debt obligations.

     INCOME TAXES. Before our initial public offering, Litronic Industries Inc. had elected to be treated as an S corporation under the provisions of Section 1362 of the Internal Revenue Code of 1986. Accordingly, we did not provide for Federal income taxes at the corporate level. We were subject to state taxes on earnings before taxes. Subsequent to the initial public offering, we are taxed as a C corporation. A tax benefit of $285,000 was recognized during the six months ended June 30, 1999 as compared to $6,000 of tax expense that was recognized during the six months ended June 30, 2000. The tax expense of $6,000 was related to minimum franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1999, we completed our initial public offering of common stock. The net proceeds of the offering were $35.3 million.

     In June 1999, we also entered into a three-year agreement with Fidelity Funding permitting borrowings under a new $20.0 million secured revolving line of credit facility commencing on June 14, 1999. The agreement provides for an annual interest rate of prime plus .625%; and a pledge of substantially all of our personal and real property as collateral. Although the credit facility is for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to the Company is subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consists of 85% of eligible accounts receivable plus the lesser of (a) 50% of the value of eligible on-hand inventory or (b) $1.0 million. As a result, the amount actually available to the Company at any particular time may be significantly less than the full $20.0 million credit facility due to the maximum borrowing limitation calculation. Our borrowings related to this agreement are included in the current portion of long-term debt on the balance sheet.

     Our debt facilities contain covenants and restrictions, including maintenance of minimum tangible net worth and working capital, prohibition of payment of dividends, and a requirement that net profit for each of the calendar quarters for 1999 and 2000 shall not exceed a negative $1.5 million, and the net profit for each calendar quarter thereafter shall equal or exceed $500,000. At June 30, 2000 we were in compliance with or had received waivers for these covenants. It may be necessary for us to seek waivers from the lender for future covenant violations that may occur. There is no guarantee that such waivers, if needed, will be provided.

     During the six months ended June 30, 1999 cash used in operations was $6.8 million as compared to $1.4 million used in operations during the six months ended June 30, 2000. The decrease in cash used in operations was primarily attributable to:

     - a net loss during the six months ended June 30, 1999 of $2.5 million as compared to a net loss of $5.9 million during the six months ended June 30, 2000. The increase in the loss during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was primarily attributable to: increased selling, general and administrative expenses related to Pulsar, increased depreciation and amortization expense related to the Pulsar acquisition, and increased research and development expenses related to data security product development. The increased loss during the six months ended June 30, 2000 as compared to the loss for the six months ended June 30, 1999 was primarily offset by a decrease in accounts receivable, an increase in accounts payable and an increase in depreciation and amortization expense, as follows:

     - an increase in accounts receivable during the six months ended June 30, 1999 of $180,000 as compared to a decrease in accounts receivable of $1.7 million during the six months ended June 30, 2000. The reduction of accounts receivable during the six months ended June 30, 2000 was primarily attributable to collections of accounts receivable related to Pulsar that were outstanding at December 31, 1999.

     - a decrease in accounts payable during the six months ended June 30, 1999 of $2.5 million as compared to an increase in accounts payable of $1.8 million during the six months ended June 30, 2000. The increase in accounts payable during the six months ended June 30, 2000, was primarily attributable to the Company's decision to better manage vendor payments in order to have a positive impact on cash flows.

     - depreciation and amortization expense of $231,000 during the six months ended June 30, 1999 as compared to depreciation and amortization expense of $1.7 million during the six months ended June 30, 2000. The increase in depreciation and amortization expense during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was attributable to increased amortization of goodwill and other intangibles related to the acquisition of Pulsar.

     During the six months ended June 30, 2000, cash used in investing activities was $154,000 attributable to the purchase of equipment partially offset by restricted cash related to the line of credit. During the six months ended June 30, 2000, cash provided by financing activities was $581,000 primarily attributable to borrowings related to the financing of insurance premiums.

     We believe that existing cash and cash equivalents and the current availability under our $20.0 million revolving line of credit will be sufficient to satisfy our contemplated cash requirements for at least the next

12 months. Our $20.0 million revolving line of credit facility contains various covenants and restrictions including those noted above. At June 30, 2000 we were in compliance with or had received waivers for these covenants. It may be necessary for us to seek waivers from the lender for future covenant violations that may occur. There is no guarantee that such waivers, if needed, will be provided.

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

     -    levels of inventory and accounts receivable

     -    technological advances

     -    competitors' responses to our products and services

     -    relationships with partners, suppliers and customers

     -    our projected capital expenditures

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 138"). Although we continue to review the effect of the implementation of SFAS 133 and SFAS 138, we do not currently believe their adoption will have a material impact on our consolidated financial position or overall trends in results of operations, and do not believe adoption will result in significant changes to our financial risk management practices.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. We are required to follow the guidance in the SAB, as amended, no later than the fourth quarter of fiscal year 2000, including the retroactive restatement of any affected quarters in 2000. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, we are unable to assess the impact, if any, SAB 101 may have on our consolidated financial position or results of operations.

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

AN INCREASE IN OUR FUTURE CAPITAL REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO FUND OUR OPERATIONS.

     Although we believe that we have sufficient capital to fund our operations for at least the next 12 months, our future capital requirements may vary materially from those now planned. If our future capital requirements increase significantly, we may have insufficient capital to fund our operations. The amount of capital that we will need in the future will depend on many factors including, but not limited to:

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

     o    competitors' responses to our products and services

     o    relationships with partners, suppliers and customers

     o    our projected capital expenditures

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

     We may not become profitable or significantly increase our revenue. We incurred net losses of $7.1 million for the year ended December 31, 1999 and $5.9 million for the six months ended June 30, 2000.

OUR INABILITY TO INTEGRATE, OR IMPLEMENT OUR PLANS FOR, THE OPERATIONS OF PULSAR MAY ADVERSELY AFFECT OUR BUSINESS.

     Our failure to successfully integrate, implement our plans, or identify a viable alternative for the operations of Pulsar, would significantly diminish the value of the Pulsar acquisition. Moreover, integration of, or exploring various alternatives for the Pulsar acquisition may place strain on our managerial and financial resources, which could, in turn, adversely affect our business. We may not be able to successfully implement any of our plans. If we are not able to implement our plans we will consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations.

THE GOODWILL AND OTHER INTANGIBLES ACQUIRED IN THE PULSAR ACQUISITION MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR COMMON STOCK.

     Approximately $33.6 million, or 70%, of our consolidated assets as of June 30, 2000, consisted of intangible assets, including goodwill, arising from the acquisition of Pulsar. This amount, the components of which will be amortized over 10 to 15 years, constitutes a non-cash, non-tax deductible expense in each amortization period that will reduce net income or increase net loss for that period. The reduction in our net earnings or an increase in our net loss resulting from the amortization of goodwill and other intangibles may have an adverse impact on our operating results and the market price of our common stock. There is also a risk that we may never realize the value of our intangible assets.

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

     We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The nonrenewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. During the six months ended June 30, 2000, we derived 28% of our consolidated revenue from one customer.

DOING BUSINESS WITH THE U.S. GOVERNMENT ENTAILS MANY RISKS, WHICH COULD ADVERSELY AFFECT US.

     Sales to U.S. government agencies accounted for 67% of our consolidated revenue during the six months ended June 30, 2000. Our sales to these agencies are subject to risks, including:

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

WE FACE INTENSE COMPETITION FROM A NUMBER OF SOURCES.

     The markets for our products and services are intensely competitive and, as a result, we face significant competition from a number of different sources. We may be unable to compete successfully as many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. In addition, there are several smaller start-up companies that we compete from time to time. We also expect that competition will increase as a result of consolidation in the information security technology and product reseller industries.

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

SMALL NUMBER OF STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, WILL HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES.

     Kris Shah and members of his family, William W. Davis, Sr. and Lillian A. Davis presently beneficially own, in the aggregate, approximately 59% of our outstanding common stock. These stockholders, if acting together, would have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control.

THERE ARE LAWSUITS PENDING AGAINST US, WHICH COULD ADVERSELY AFFECT OUR BUSINESS IF THEY ARE RESOLVED AGAINST PULSAR.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INVESTMENT PORTFOLIO

     We do not use derivative financial instruments in our held to maturity investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer or type of investment. We do not expect any material loss with respect to our investment portfolio, and market value approximates cost at June 30, 2000.

     At June 30, 2000, our investment portfolio consists of cash equivalents. Currently the carrying value of these investments approximates market value. However, the fair market value of these investments is subject to interest rate risk. If market interest rates were to change 10% from levels existing at June 30, 2000, the change in the fair market value of our investment portfolio would not be material to the Company's consolidated financial position, results of operations or liquidity.

INTEREST RATE AND FOREIGN CURRENCY SENSITIVITY

     The Company entered into a three-year agreement with Fidelity Funding permitting borrowings under a $20 million secured revolving credit facility at an annual interest rate of prime plus .625%. The Company has $294,000 outstanding indebtedness at June 30, 2000 under the Fidelity Funding Agreement. A 10% change in the underlying prime rate would result in an approximately $3,000 change in the annual amount of interest paid on such debt.

     The Company has no operations that transact in foreign currencies and therefore is not exposed to financial market risk resulting from fluctuations in foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved from time to time in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe will have a material impact on our results of operations, financial condition or liquidity, other than the following:

     On April 19, 1999, A&T Marketing Inc. filed a complaint against Pulsar in the Circuit Court for Prince George's County, Maryland. A&T claims that Pulsar owes A&T $262,000 plus interest and costs, for software that A&T sold Pulsar in 1998. In July 2000, the Company paid A&T Marketing, Inc. $162,500 and settled any and all claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April, 2000, we issued options to purchase up to 188,388 shares of common stock pursuant to the Company's 1999 Stock Option Plan. The options issued have exercise prices of $6.875 (187,888 shares) and $9.125 (500 shares).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on June 15, 2000, the following proposals were adopted by the margins indicated:

     1. The amendment and restatement of our 1999 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance under the 1999 Stock Option Plan from 600,000 shares to 1,500,000 shares.

                                NUMBER OF SHARES
        ------------------------------------------------------------------
        Voted For         Voted Against        Abstained         Non-Votes
        ---------         -------------        ---------         ---------
        4,395,347         1,186,729             5,025            2,010,152

     2. The ratification of the appointment of KPMG LLP as independent auditors of the Company of the fiscal year ended December 31, 1999 and for the fiscal year ending December 30, 2000.

                                NUMBER OF SHARES
        ------------------------------------------------------------------
        Voted For         Voted Against        Abstained         Non-Votes
        ---------         -------------        ---------         ---------
        7,590,000             1,808             5,445               0

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27.1 Financial Data Schedule.

        (b) Reports on Form 8-K

            No such reports were filed during the three months ended June 30.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                 LITRONIC INC.


                                      By           /s/ KRIS SHAH
                                         ---------------------------------------
                                                       Kris Shah
                                            Director, Chairman of the Board
                                              and Chief Executive Officer


                                      By          /s/ ROY E. LUNA
                                         ---------------------------------------
                                                      Roy E. Luna
                                              Chief Financial Officer and
                                             Principal Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

  27.1                  Financial Data Schedule