Form 10-K/A
period 1999-12-31
LITRONIC INC
filed 2000-09-29
CIK 1078717

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER 000-26227


                                  LITRONIC INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                              33-0757190
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


17861 CARTWRIGHT ROAD, IRVINE, CALIFORNIA                           92614
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

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         As of March 15, 2000:

         Common Stock: 9,741,986 Shares

         DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933:
None.

================================================================================

Explanatory Note

         The sole purpose of this Amendment No. 1 on Form 10-K/A is to provide additional and revised disclosure concerning Item 5, Market for Registrant's Common Equity and Related Stockholder Matters.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is listed on the Nasdaq National Market under the symbol "LTNX." The following table sets forth, for the quarters indicated, the high and low closing sale prices per share of the Common Stock as reported on the Nasdaq National Market. The prices shown represent quotations by dealers, without retail markup, markdown or commissions and may not reflect actual transactions.

         On March 15, 2000, the last reported sale price for our Common Stock on the NASDAQ National Market was $19.0625. As of March 15, 2000, the approximate number of holders of record of the Common Stock was 34. The Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

         High and low closing sale prices for the last three quarters are as follows:

                                                            HIGH      LOW
                                                           ------    -----
         Fiscal quarter ended June 30, 1999...........     $11.13    $6.56
         Fiscal quarter ended September 30, 1999......     $11.44    $4.16
         Fiscal quarter ended December 31, 1999.......     $ 9.88    $4.00

         Sales of Registered Securities and Use of Proceeds. During June 1999, the Company completed its initial public offering (the "Offering") of 3,700,000 shares of its common stock. The Offering date was June 9, 1999. The Offering was closed on June 14, 1999. Litronic Inc.'s stock is publicly traded on the NASDAQ National Market under the symbol "LTNX."

         The lead underwriters in the offering were Bluestone Capital Partners, L.P. and Pacific Crest Securities Inc. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-72151) which was declared effective by the SEC on June 9, 1999.

         A total of 3,700,000 shares of common stock were sold by the Company under the Registration Statement for an aggregate amount of $40,700,000 (based upon the offering price of $11.00 per share), before deduction of underwriting discounts, commissions and other expenses.

         After deducting underwriting discounts and commissions of $3.8 million and expenses of $1.6 million in connection with the Offering, the Company received net proceeds from the Offering of $35.3 million. To date, the Company has used these proceeds for direct or indirect payments to others as follows:
(i) $16.7 million for reduction of debt and vendor settlements; (ii) $5.1 million for sales and marketing; (iii) $2.1 million for product development; and
(iv) $6.7 million for working capital and general corporate purposes.

         Recent Issuances of Unregistered Securities. As of June 15, 1999, the Company issued options to purchase an aggregate of 98,000 shares to 32 employees pursuant to offers made prior to the Offering and in accordance with the Company's 1999 Stock Option Plan. The issuance of these options to purchase the Company's common stock was consummated in reliance upon Section 701(b)(2) of the Securities Act of 1933, as amended. In accordance with Section 701(b)(2) of the Securities Act of 1933, as amended, the 1999 Stock Option Plan is a written compensatory benefit plan established by the Registrant and all persons granted such options were: (i) at the time issued, employees, directors, general partners, trustees, officers, or consultants and advisors of the Registrant, or their family members who subsequently acquired such securities from such persons through gift or domestic relations orders; and (ii) offered such options prior to the date upon which Registrant became subject to reporting under Sections 13 or 15(d) of the Exchange Act of 1934. The options were issued on June 15, 1999 at an exercise price equal to the closing price of the day prior to the date of issuance ($8.75). All of these options vest in five equal installments over a five year period commencing on the date of issuance. These options must be exercised no later than ten years from the date of issuance.

         On December 1, 1999, the Company issued options to purchase 17,500 shares to one employee. The issuance of these options to purchase the Company's common stock was consummated in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The options were issued at an exercise price equal to the closing price of the day prior to the date of issuance ($9.75). All of these options vest in five equal installments over a five year period commencing on the date of issuance. These options must be exercised no later than ten years from the date of issuance.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LITRONIC INC.



                                             By:  /s/ Roy Luna
                                                --------------------------------
                                                          Roy Luna
                                                   Chief Financial Officer
                                                   Dated: September 29, 2000