Form 10-Q
period 2000-09-30
LITRONIC INC
filed 2000-11-14
CIK 1078717

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

    FOR THE  QUARTERLY  PERIOD ENDED SEPTEMBER 30, 2000,

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

                                ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 14, 2000, the registrant had 9,885,146 shares of common stock outstanding.

================================================================================

                                  LITRONIC INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................    3

         Condensed Consolidated Balance Sheets--December 31, 1999 and
         September 30, 2000..............................................    3

         Condensed Consolidated Statements of Operations--Three and nine
         months ended, September 30, 1999 and 2000.......................    4

         Condensed Consolidated Statements of Cash Flows--Nine months
         ended September 30, 1999 and 2000...............................    5

         Notes to Condensed Consolidated Financial Statements............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   21

PART II. OTHER INFORMATION...............................................   21

Item 1.  Legal Proceedings...............................................   21

Item 2.  Changes in Securities and Use of Proceeds.......................   21

Item 3.  Defaults upon Senior Securities.................................   21

Item 4.  Submission of Matters to a Vote of Security Holders.............   21

Item 5.  Other Information...............................................   21

Item 6.  Exhibits and Reports on Form 8-K................................   21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LITRONIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                          1999            2000
                                                                      ------------    -------------
ASSETS

Current assets:
  Cash and cash equivalents ...................................        $  6,441         $  4,554
  Restricted cash .............................................             612               --
  Accounts receivable (net of allowance for doubtful accounts of $390 and $313 as of December 31, 1999 and September 30,
    2000, respectively) .......................................           7,141           10,930
  Inventories .................................................             796            1,456
  Prepaid expenses ............................................             360              582
  Other current assets ........................................             343              478
  Note receivable - related party .............................              70               75
                                                                       --------         --------
    Total current assets ......................................          15,763           18,075
Property and equipment, net ...................................             646              990
Other assets ..................................................              --              481
Goodwill and other intangibles, net ...........................          34,695           32,909
                                                                       --------         --------
                                                                       $ 51,104         $ 52,455
                                                                       ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt ......................        $    481         $  5,399
  Accounts payable ............................................           1,250            4,517
  Accrued liabilities .........................................           1,411            1,476
  Deferred revenue ............................................              29              217
                                                                       --------         --------
    Total current liabilities .................................           3,171           11,609
Long-term debt, less current installments .....................              --              134
Deferred revenue ..............................................              --              292
                                                                       --------         --------
    Total liabilities .........................................           3,171           12,035

Stockholders' equity:
  Preferred stock, $.01 par value; Authorized 5,000,000 shares;
    no shares issued or outstanding ...........................              --               --
  Common stock, $.01 par value; Authorized 25,000,000 shares;
    issued and outstanding 9,856,944 at December 31, 1999 and
    9,885,146 shares at September 30, 2000 ....................              99               99
  Additional paid-in capital ..................................          52,812           52,832
  Accumulated deficit .........................................          (4,978)         (12,511)
                                                                       --------         --------
    Total stockholders' equity ................................          47,933           40,420
                                                                       --------         --------
Commitments and contingencies

                                                                       $ 51,104         $ 52,455
                                                                       ========         ========

See accompanying notes to condensed consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               -----------------------------    ------------------------------
                                                               SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                   1999            2000             1999             2000
                                                               -------------   -------------    -------------    -------------
Revenues:
  Product ..............................................        $ 15,574         $ 14,559         $ 18,784         $ 27,329
  License and service ..................................             451              552              703            1,554
  Research and development .............................             103               --              798               --
                                                                --------         --------         --------         --------
    Total revenues .....................................          16,128           15,111           20,285           28,883
                                                                --------         --------         --------         --------
Costs and expenses:
  Cost of sales--product ...............................          13,152           12,181           15,677           22,183
  Cost of sales--license and service ...................             201              170              238              566
  Selling, general and administrative ..................           2,355            2,232            4,682            7,415
  Research and development .............................           1,123            1,476            2,856            4,202
  Amortization of goodwill and other intangibles .......             709              711              827            2,117
                                                                --------         --------         --------         --------
Operating loss .........................................          (1,412)          (1,659)          (3,995)          (7,600)
Other expense (income), net ............................             (33)              (7)             161              (73)
                                                                --------         --------         --------         --------
Loss before income taxes ...............................          (1,379)          (1,652)          (4,156)          (7,527)
Provision for (benefit from) income taxes ..............              --               --             (285)               6
                                                                --------         --------         --------         --------
Net loss ...............................................        $ (1,379)        $ (1,652)        $ (3,871)        $ (7,533)
                                                                ========         ========         ========         ========
Net loss per share--basic and diluted ..................        $  (0.14)        $  (0.17)        $  (0.63)        $  (0.76)
                                                                ========         ========         ========         ========
Shares used in per share computations--basic and diluted           9,742            9,885            6,154            9,878
                                                                ========         ========         ========         ========


See accompanying notes to condensed consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                     ------------------------------
                                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                                         1999             2000
                                                                     -------------    -------------
Cash flows from operating activities:
 Net loss .....................................................        $ (3,871)        $ (7,533)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ..............................           1,062            2,610
   Deferred income tax benefit ................................            (285)              --

 Changes in assets and liabilities:
   Accounts receivable ........................................          (5,184)          (3,789)
   Inventories ................................................              11             (660)
   Prepaid expenses ...........................................            (493)            (222)
   Other current assets .......................................            (974)            (135)
   Note receivable - related party ............................              --               (5)
   Other assets ...............................................            (292)            (481)
   Accounts payable ...........................................          (2,133)           3,267
   Accrued liabilities ........................................            (419)            (266)
   Deferred revenue ...........................................             (74)             480
                                                                       --------         --------
   Net cash used in operating activities ......................         (12,652)          (6,734)
                                                                       --------         --------
 Cash flows used in investing activities:
   Purchases of property and equipment ........................            (182)            (837)
   Restricted cash related to line of credit ..................              --              612
                                                                       --------         --------
   Net cash used in investing activities ......................            (182)            (225)
                                                                       --------         --------
 Cash flows from financing activities:
   Stock options exercised ....................................              --               20
   Borrowings on revolving note payable to bank ...............              --           10,743
   Proceeds from insurance financing ..........................              --              748
   Repayment on insurance financing ...........................              --             (294)
   Proceeds from sale of common stock, net of issuance costs ..          35,323               --
   Proceeds from revolving note payable to bank ...............           9,142               --
   Proceeds from long-term debt ...............................           2,844               --
   Principal payments on revolving line of credit and long-term
     notes payable to bank ....................................         (29,563)          (6,145)
                                                                       --------         --------
   Net cash provided by financing activities ..................          17,746            5,072
                                                                       --------         --------
   Net increase (decrease) in cash ............................           4,912           (1,887)
 Cash and cash equivalents at beginning of period .............             898            6,441
                                                                       --------         --------
 Cash and cash equivalents at end of period ...................        $  5,810         $  4,554
                                                                       ========         ========
 Supplemental disclosures of cash flow Information:
   Cash paid during the period for:
     Interest .................................................        $    607         $    223
     Income taxes .............................................               2                6
                                                                       ========         ========
 Supplemental disclosures of noncash investing and
   financing activities:

 The Company issued 2,169,938 shares of common stock
   in connection with the acquisition of Pulsar.
   In connection with the acquisition, net assets
   purchased were as follows:
 Merger costs .................................................        $   (121)              --
 Fair value of net assets acquired less liabilities assumed ...         (12,450)            (331)
 Goodwill and other intangibles ...............................          36,441               --
                                                                       --------         --------
 Market value of common stock issued ..........................        $ 23,870         $   (331)
                                                                       ========         ========

See accompanying notes to condensed consolidated financial statements.

                                  LITRONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL INFORMATION:

    Condensed Consolidated Financial Statements

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and September 30, 2000; the results of operations for the three and nine months ended September 30, 1999 and 2000; and the statements of cash flows for the nine months ended September 30, 1999 and 2000. Interim results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999, included in the Company's Form 10-K, filed in March 2000.

    Goodwill and Other Intangibles

    The Company amortizes intangible assets relating to businesses acquired and costs in excess of the fair value of net assets of businesses acquired ("goodwill and other intangibles") using the straight-line method over the estimated useful lives of the intangible assets and business acquired. Amortization of goodwill and other intangibles was $827 and $2,117 for the nine months ended September 30, 1999 and September 30, 2000, respectively.

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

    In June 1999, the Company acquired Pulsar Data Systems ("Pulsar"). All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. To date the integration of Pulsar has not been completed as planned. Management is currently exploring various alternatives for the Pulsar operations. During the quarter ended September 30, 2000, management began analyzing the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. Management anticipates completing this analysis during the fourth quarter of the fiscal year 2000. Such an analysis could result in the conclusion that the cash flows of Pulsar will not fully support the recoverability of the goodwill and other intangibles. If such a conclusion is reached, management would consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations. In addition, such a conclusion could possibly result in an impairment charge relating to some or all of the carrying value of the goodwill and other intangibles.

    Reclassifications

    Certain reclassifications have been made to the 1999 condensed consolidated financial statements to conform to the 2000 presentation.

(2) INVENTORIES

    A summary of inventories follows:

                                             DECEMBER 31,   SEPTEMBER 30,
                                                 1999           2000
                                             ------------   -------------
             Raw materials...............       $ 190          $  252
             Work-in-process.............         136              27
             Finished goods..............         470           1,177
                                                -----          ------
                                                $ 796          $1,456
                                                =====          ======

(3) LONG TERM DEBT

    A summary of long-term debt follows:

                                                                                DECEMBER 31,  SEPTEMBER 30,
                                                                                    1999          2000
                                                                                ------------  -------------
    Revolving note payable to bank with maximum availability of $20 million, bearing interest at prime plus .625% (9.125% at December
      31, 1999 and 10.125% at September 30, 2000) interest payable monthly through maturity on May 10, 2002; secured by substantially
      all assets of the Company ...........................................        $  312        $4,910
    Note payable for insurance financing due in nine monthly payments
      beginning July 9, 1999 at an annual percentage rate of 5.93% ........           169            --
    Note payable for insurance financing due in nine monthly payments
      beginning July 9, 2000 at an annual percentage rate of 7.15% ........            --           599
    Note payable for insurance financing due in eighteen monthly
      payments beginning July 9, 2000 at an annual percentage rate of 8.18%            --            24
                                                                                   ------        ------
                                                                                      481         5,533
    Less current installments ............................................            481         5,399
                                                                                   ------        ------
                                                                                   $   --        $  134
                                                                                   ======        ======

    The Company's $20 million revolving credit agreement contains certain covenants and restrictions, including maintenance of certain financial ratios and a restriction on future borrowings. The credit agreement also prohibits the payment of dividends. As of September 30, 2000, the Company was not in compliance with certain covenants, and has obtained a waiver of these covenants. The amounts due under this agreement of $4,910 have been classified as current liabilities in the accompanying balance sheet. Although the credit facility is for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to the Company is subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consists of 85% of eligible accounts receivable plus the lesser of (a) 50% of the value of eligible on-hand inventory or (b) $1.0 million. As a result, the amount actually available to the Company at any particular time may be significantly less than the full $20.0 million credit facility due to the maximum borrowing limitation calculation. At December 31, 1999, the bank required the Company to maintain a $612 cash deposit at the bank. For balance sheet presentation purposes, the funds were reflected as restricted cash at December 31, 1999, as the Company had no access to the funds. Beginning in the second quarter of 2000, the bank no longer required the Company to maintain a cash deposit.

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

(4) CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 1999 and September 30, 2000, accounts receivable included $5,386 and $10,429, respectively, due from the U.S. Government and related agencies. Sales to federal government agencies represented 75% and 79% of the Company's total revenues for the nine months ended September 30, 1999 and 2000, respectively.

    The Company had sales to two customers, which represented 34% of total revenues for the nine months ended September 30, 1999. The Company had sales to one customer, which was an agency of the U.S. Government and represented 42% of the total revenues for the nine months ended September 30, 2000. No other customers accounted for more than 10% of total revenues during the nine months ended September 30, 1999 and September 30, 2000. Trade accounts receivable totaled $1.4 million and $8 million from these major customers as of December 31, 1999 and September 30, 2000, respectively.

(5) LOSS PER SHARE

    In December 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("EPS"). Statement 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of common stock equivalents, such as options and warrants. Diluted EPS is very similar to the previously reported fully diluted EPS. All EPS amounts for all periods have been restated to conform to the Statement 128 requirements.

    The computation of diluted net loss per share for the three and nine months ended September 30, 1999 and 2000 excluded the dilutive effect of 360,647 and 728,195, respectively, of incremental common shares attributable to the exercise of outstanding common stock options and warrants as a result of the antidilutive effect.

(6) CONTINGENT LIABILITIES

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

(7) BUSINESS SEGMENTS AND PRODUCT LINES

    Prior to the acquisition of Pulsar in June 1999, the Company operated in one business segment. Subsequent to the acquisition, the Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales, and identifiable assets of these.

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                           ----------------------------  ----------------------------
                                           SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                               1999           2000           1999           2000
                                           -------------  -------------  -------------  -------------
Revenue
  Data Security Products and Services        $ 1,309        $ 2,148         $ 3,792       $ 5,706
  Network Solutions Market                    14,819         12,963          16,493        23,177
                                             =======        =======         =======       =======
Cost of Sales
  Data Security Products and Services            584            684           1,451         1,926
  Network Solutions Market                    12,769         11,667          14,464        20,823
                                             =======        =======         =======       =======

                                                                         DECEMBER 31,   SEPTEMBER 30,
                                                                             1999           2000
                                                                         ------------   -------------
Identifiable Assets
  Data Security Products and Services                                       $   798       $ 1,482
  Network Solutions Market                                                   41,684        43,347
                                                                            =======       =======

    As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

    Through September 30, 2000, the Company had four distinct product lines and services: network deployment products, data security products, license and service, and electric security systems. Following is a summary of total revenues by product line.

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               ----------------------------  ----------------------------
                                                               SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                   1999           2000           1999          2000
                                                               -------------  -------------  -------------  -------------
    Network deployment products ..........................        $14,715        $12,936        $16,389        $22,936
    Data security products ...............................            859          1,623          2,395          4,393
    License and service ..................................            450            525          1,397          1,313
    Electric security systems ............................            104             27            104            241
                                                                  -------        -------        -------        -------
         Total net product, license and service revenues .        $16,128        $15,111        $20,285        $28,883
                                                                  =======        =======        =======        =======

    In July 2000, the Company decided to discontinue the electric security systems product line. The Company does not anticipate incurring any significant expenses as the result of this decision. For the three and nine months ended September 30, 2000, revenues generated by the electric security systems product line were $27 and $241, respectively. Due to the winding-down of the electric security systems product line, revenues generated during the three month period ended September 30, 2000 related to the recognition of revenue earned on contracts entered into prior to June 30, 2000. The Company has not entered into any new contracts since its decision to discontinue this product line.

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

                                                                        PERCENTAGE OF TOTAL REVENUES
                                                  ----------------------------------------------------------------------
                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  ---------------------------------      -------------------------------
                                                  SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                      1999                2000               1999              2000
                                                  -------------       -------------      -------------     -------------
Revenues:
  Product ......................................       96.6%              96.3%              92.6%              94.6%
  License and service ..........................        2.8                3.7                3.5                5.4
  Research and development .....................        0.6                 --                3.9                 --
                                                      -----              -----              -----              -----
  Total revenues ...............................      100.0              100.0              100.0              100.0
                                                      -----              -----              -----              -----
Costs and expenses:
  Cost of sales--products ......................       81.6               80.6               77.3               76.8
  Cost of sales--license and service ...........        1.2                1.1                1.1                2.0
  Selling, general and administrative ..........       14.6               14.8               23.1               25.7
  Research and development .....................        7.0                9.8               14.1               14.5
  Amortization of goodwill and other intangibles        4.4                4.7                4.1                7.3
                                                      -----              -----              -----              -----
Operating loss .................................       (8.8)             (11.0)             (19.7)             (26.3)
Other expense (income), net ....................       (0.2)              (0.0)               0.8               (0.2)
                                                      -----              -----              -----              -----
Loss before income taxes .......................       (8.6)             (11.0)             (20.5)             (26.1)
Provision for (benefit from) income taxes ......         --                 --               (1.4)               0.0
                                                      -----              -----              -----              -----
Net loss .......................................       (8.6)%            (11.0)%            (19.1)%            (26.1)%
                                                      =====              =====              =====              =====

RESULTS OF OPERATIONS -- COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

    TOTAL REVENUE. Total revenues decreased 6% from $16.1 million during the three months ended September 30, 1999 to $15.1 million during the three months ended September 30, 2000. The decrease was primarily attributable to a $1.8 million decrease in network deployment revenue and a $800,000 increase in data security product revenue.

    During the three months ended September 30, 1999, we derived 31% and 12% of our revenue from sales to the U.S. Immigration and Naturalization Service and the U.S. Department of State. During the three months ended September 30, 2000, we derived 55% of our revenue from sales to the U.S. Immigration & Naturalization Service. Sales to Federal government agencies accounted for approximately 84% and 91% of our sales during each of the three months ended September 30, 1999 and 2000.

    PRODUCT REVENUE. Product revenue decreased 7% from $15.6 million during the three months ended September 30, 1999 to $14.6 million during the three months ended September 30, 2000. The decrease was primarily attributable to a $1.8 million decrease in network deployment revenue and an increase in data security product revenue of $800,000.

    LICENSE AND SERVICE REVENUE. License and service revenue increased 22% from $451,000 during the three months ended September 30, 1999 to $552,000 during the three months ended September 30, 2000. The increase was primarily attributable to the completion of the Bank of America service and software contract during the three months ended September 30, 2000.

    RESEARCH AND DEVELOPMENT REVENUE. Research and Development revenue represents amounts earned under a contract with the NSA for the design of a microprocessor meeting minimum specifications established by the NSA. We had contracted with others to perform aspects of the project. All related project costs were expensed as research and development was incurred. Regardless of the results of the development efforts, the amounts received from the NSA are nonrefundable. The related research and development costs were not separately identifiable. Therefore, the corresponding costs of the entire development effort were included in research and development expenses. Research and development revenue was $103,000 during the three months ended September 30, 1999, whereas, no research and development revenue was earned during the three months ended September 30, 2000. The contract that resulted in research and development revenue was completed in 1999 and no further research and development revenue is currently anticipated under this contract.

    PRODUCT GROSS MARGIN. Product gross margin as a percentage of net product revenue of 16% for the three months ended September 30, 2000 was comparable to the three months ended September 30, 1999. Margins on network deployment products decreased from 14% during the three months ended September 30, 1999 to 10% during the three months ended September 30, 2000. The decrease in gross margins on network deployment products was primarily attributable to a reduction in manufacturers rebate programs combined with lower margin pricing extended to a major customer who represented 55% of network deployment revenue for the three months ended September 30, 2000. Margins on data security products increased from 45% during the three months ended September 30, 1999 to 62% during the three months ended September 30, 2000. The increase in gross margins on data security products was primarily attributable to an increase in sales volume, selling price and a cost reduction related to a particular product within the data security product line.

    LICENSE AND SERVICE GROSS MARGIN. License and service gross margin increased as a percentage of license and service revenue from 55% during the three months ended September 30, 1999 to 69% during the three months ended September 30, 2000. The increase was primarily attributable to changes in the mix of software licenses as compared to professional services. Software licenses have very low cost of sales associated with them, where as professional services require a significant amount of programmer time resulting in an increase in cost of sales - license and service.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 5% from $2.4 million during the three months ended September 30, 1999 to $2.2 million during the three months ended September 30, 2000. The decrease was primarily attributable to the reduction in selling, general and administrative expenses associated with Pulsar. As a percentage of total revenues, selling, general and administrative expenses were 15% during both the three months ended September 30, 1999 and the three months ended September 30, 2000.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 31% from $1.1 million during the three months ended September 30, 1999 to $1.5 million during the three months ended September 30, 2000. The increase was primarily attributable to increased staffing related to product development, including development efforts related to the Forte microprocessor, Maestro, ProFile Manager, NetSign and token reader/writers. As a percentage of total revenues, research and development expenses increased from 7% during the three months ended September 30, 1999 to 10% during the three months ended September 30, 2000. The percentage increase was primarily attributable to increased research and development staffing.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles increased less than 1% from $709,000 during the three months ended September 30, 1999 to $711,000 during the three months ended September 30, 2000. Amortization of goodwill and other intangibles is related to the acquisition of Pulsar in June 1999.

    In June 1999, the Company acquired Pulsar Data Systems ("Pulsar"). All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. To date the integration of Pulsar has not been completed as planned. Management is currently exploring various alternatives for the Pulsar operations. During the quarter ended September 30, 2000, management began analyzing the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. Management anticipates completing this analysis during the fourth quarter of the fiscal year 2000. Such an analysis could result in the conclusion that the cash flows of Pulsar will not fully support the recoverability of the goodwill and other intangibles. If such a conclusion is reached, management would consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations. In addition, such a conclusion could possibly result in an impairment charge relating to some or all of the carrying value of the goodwill and other intangibles.

    OTHER EXPENSE (INCOME), NET. Net other income changed $26,000 from $33,000 of income during the three months ended September 30, 1999 to $7 interest income during the three months ended September 30, 2000. The change was primarily attributable to an increase in interest expense of $32,000 and an increase in interest and rental income of $4,000.

    RESULTS OF OPERATIONS -- COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

    Our revenues and expenses for the nine months ended September 30, 2000 include the results of Pulsar's operations for nine months as a result of our acquisition in June 1999, whereas the nine months ended September 30, 1999, only include approximately three months of Pulsar's operations. Therefore, revenue and expenses are not comparable from period to period.

    TOTAL REVENUE. Total revenues increased 42% from $20.3 million during the nine months ended September 30, 1999 to $28.9 million during the nine months ended September 30, 2000. The increase was primarily attributable to an $8.5 million increase in total product related revenue.

    During the nine months ended September 30, 1999, we derived 24% and 10% of our revenue from sales to U.S. Immigration and Naturalization Service and the U.S. Department of State. During the nine months ended September 30, 2000, we derived 42% of our revenue from sales to the U.S. Immigration and Naturalization Service. Sales to Federal government agencies accounted for approximately 75% and 79% of our sales during the nine months ended September 30, 1999 and 2000, respectively.

    PRODUCT REVENUE. Product revenue increased 45% from $18.8 million during the nine months ended September 30, 1999 to $27.3 million during the nine months ended September 30, 2000. The increase was primarily attributable to an $8.5 million increase in network deployment product related revenue.

    LICENSE AND SERVICE REVENUE. License and service revenue increased 121% from $703,000 during the nine months ended September 30, 1999 to $1.6 million during the nine months ended September 30, 2000. The increase was primarily attributable to the completion of the Bank of America service and software contract during the nine months ended September 30, 2000.

    RESEARCH AND DEVELOPMENT REVENUE. Research and Development revenue represents amounts earned under a contract with the NSA for the design of a microprocessor meeting minimum specifications established by the NSA. We had contracted with others to perform aspects of the project. All related project costs were expensed as research and development was incurred. Regardless of the results of the development efforts, the amounts received from the NSA are nonrefundable. The related research and development costs were not separately identifiable. Therefore, the corresponding costs of the entire development effort were included in research and development expenses. Research and development revenue was $798,000 during the nine months ended September 30, 1999, whereas, no research and development revenue was earned during the nine months ended September 30, 2000. The contract that resulted in research and development revenue was completed in 1999 and no further research and development revenue is currently anticipated under this contract.

    PRODUCT GROSS MARGIN. Product gross margins increased as a percentage of net product revenue from 17% during the nine months ended September 30, 1999 to 19% during the nine months ended September 30, 2000. Margins on network deployment products decreased from 13% during the nine months ended September 30, 1999 to 10% during the nine months ended September 30, 2000. The decrease in gross margins on network deployment products was primarily attributable to a reduction in manufacturers rebate programs combined with lower margin pricing extended to a major customer who represented 42% of network deployment revenue for the nine months ended September 30, 2000. Margins on data security products increased from 45% during the nine months ended September 30, 1999 to 60% during the nine months ended September 30, 2000. The increase in gross margins on data security products was primarily attributable to an increase in sales volume, selling price and a cost reduction related to a particular product within the data security product line.

    LICENSE AND SERVICE GROSS MARGIN. License and service gross margin decreased as a percentage of license and service revenue from 66% during the nine months ended September 30, 1999 to 64% during the nine months ended September 30, 2000. The decrease was primarily attributable to residual costs incurred, which were associated with the close of the electric security systems line of business.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 58% from $4.7 million during the nine months ended September 30, 1999 to $7.4 million during the nine months ended September 30, 2000. The increase was primarily attributable to the additional selling, general and administrative expenses associated with Pulsar. As a percentage of total revenues, selling, general and administrative expenses increased from 23% during the nine months ended September 30, 1999 to 26% during the nine months ended September 30, 2000. The percentage increase was primarily attributable to increased staffing and additional expenses associated with being a public company as a result of the Company's IPO in June 1999.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 47% from $2.9 million during the nine months ended September 30, 1999 to $4.2 million during the nine months ended September 30, 2000. The increase was primarily attributable to increased staffing related to product development, including development efforts related to the Forte microprocessor, Maestro, ProFile Manager, NetSign and token reader/writers. As a percentage of total revenues, research and development expenses increased during the nine months ended September 30, 1999 by less than 1% as compared to the nine months ended September 30, 2000. The percentage increase was primarily attributable to increased staffing.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles increased 156% from $827,000 during the nine months ended September 30, 1999 to $2.1 million during the nine months ended September 30, 2000. Amortization of goodwill and other intangibles is related to the acquisition of Pulsar in June 1999.

    In June 1999, the Company acquired Pulsar Data Systems ("Pulsar"). All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. To date the integration of Pulsar has not been completed as planned. Management is currently exploring various alternatives for the Pulsar operations. During the quarter ended September 30, 2000, management began analyzing the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. Management anticipates completing this analysis during the fourth quarter of the fiscal year 2000. Such an analysis could result in the conclusion that the cash flows of Pulsar will not fully support the recoverability of the goodwill and other intangibles. If such a conclusion is reached, management would consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations. In addition, such a conclusion could possibly result in an impairment charge relating to some or all of the carrying value of the goodwill and other intangibles.

    OTHER EXPENSE (INCOME), NET. Net other expense changed $234,000 from $161,000 net expense during the nine months ended September 30, 1999 to $73,000 net income during the nine months ended September 30, 2000. The change was primarily attributable to a $78,000 reduction in interest expense and a $156,000 increase in interest and rental income.

    INCOME TAXES. Before our initial public offering, Litronic Industries Inc. had elected to be treated as an S corporation under the provisions of Section 1362 of the Internal Revenue Code of 1986. Accordingly, we did not provide for Federal income taxes at the corporate level. We were subject to state taxes on earnings before taxes. Subsequent to the initial public offering, we are taxed as a C corporation. A tax benefit of $285,000 was recognized during the nine months ended September 30, 1999 as compared to $6,000 of tax expense that was recognized during the nine months ended September 30, 2000. The tax expense of $6,000 was related to minimum state franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1999, we completed our initial public offering of common stock. The net proceeds of the offering were $35.3 million.

    In June 1999, we also entered into a three-year agreement with Guaranty Business Credit Corporation (formerly Fidelity Funding) permitting borrowings under a new $20.0 million secured revolving line of credit facility commencing on June 14, 1999. The agreement provides for an annual interest rate of prime plus .625%; and a pledge of substantially all of our personal and real property as collateral. Although the credit facility is for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to the Company is subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consists of 85% of eligible accounts receivable plus the lesser of (a) 50% of the value of eligible on-hand inventory or (b) $1.0 million. As a result, the amount actually available to the Company at any particular time may be significantly less than the full $20.0 million credit facility due to the maximum borrowing limitation calculation. Our borrowings related to this agreement are included in the current portion of long-term debt on the balance sheet.

    Our debt facilities contain covenants and restrictions, including maintenance of minimum tangible net worth and working capital, prohibition of payment of dividends, and a requirement that net profit for each of the calendar quarters for 1999 and 2000 shall not exceed a negative $1.5 million, and the net profit for each calendar quarter thereafter shall equal or exceed $500,000. As of September 30, 2000, the Company was not in compliance with certain covenants, and has obtained a waiver of these covenants. We anticipate future covenant violations for which it will be necessary for us to seek waivers from the lender. There is no guarantee that such waivers, if needed, will be provided.

    During the nine months ended September 30, 1999 cash used in operations was $12.7 million as compared to $6.7 million used in operations during the nine months ended September 30, 2000. The decrease in cash used in operations was primarily attributable to:

    - a net loss during the nine months ended September 30, 1999 of $3.9 million as compared to a net loss of $7.5 million during the nine months ended September 30, 2000. The increase in the loss during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily attributable to: increased selling, general and administrative expenses related to Pulsar, increased depreciation and amortization expense related to the Pulsar acquisition, and increased research and development expenses related to data security product development. The decrease in cash used in operating activities during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily impacted by an increase in accounts receivable, offset by an increase in accounts payable and an increase in depreciation and amortization expense, as follows:

    - an increase in accounts receivable during the nine months ended September 30, 1999 of $5.2 million as compared to an increase in accounts receivable of $3.8 million during the nine months ended September 30, 2000. The increase in accounts receivable during the nine months ended September 30, 2000 was primarily attributable to a significant amount of sales recorded in the month of August 2000.

    - a decrease in accounts payable during the nine months ended September 30, 1999 of $2.1 million as compared to an increase in accounts payable of $3.3 million during the nine months ended September 30, 2000. The increase in accounts payable during the nine months ended September 30, 2000, was primarily attributable to the Company's decision to manage vendor payments in order to have a positive impact on cash flows.

    - depreciation and amortization expense of $1.1 million during the nine months ended September 30, 1999 as compared to depreciation and amortization expense of $2.6 million during the nine months ended September 30, 2000. The increase in depreciation and amortization expense during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was attributable to increased amortization of goodwill and other intangibles related to the acquisition of Pulsar.

    During the nine months ended September 30, 2000, cash used in investing activities was $225,000 attributable to the purchase of equipment partially offset by restricted cash related to the line of credit. During the nine months ended September 30, 2000, cash provided by financing activities was $5.1 million primarily attributable to borrowings of $10.7 million under our revolving line of credit less principal repayments of $6.1 million and borrowings of $748,000 related to the financing of insurance premiums less principal repayments of $294,000.

    We believe that existing cash and cash equivalents and the current availability under our $20.0 million revolving line of credit will be sufficient to satisfy our contemplated cash requirements for at least the next 12 months. Our $20.0 million revolving line of credit facility contains various covenants and restrictions including those noted above. As of September 30, 2000, the Company was not in compliance with certain covenants, and has obtained a waiver of these covenants. It will be necessary for us to seek waivers from the lender for future covenant violations that occur. There is no guarantee that such waivers, if needed, will be provided. If we do not maintain our $20 million revolving line of credit or receive waivers for future covenant violations, we will need to obtain additional capital to fund our operations by seeking other sources of funding.

     In addition to maintaining our $20 million revolving line of credit in order to fund our operations for at least the next 12 months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors including, but not limited, to:

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

    New Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 138"). Although we continue to review the effect of the implementation of SFAS 133 and SFAS 138, we do not currently believe their adoption will have a material impact on our consolidated financial position or overall trends in results of operations, and do not believe adoption will result in significant changes to our financial risk management practices.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. We are required to follow the guidance in the SAB, as amended, no later than the fourth quarter of fiscal year 2000, including the retroactive restatement of any affected quarters in 2000. The SEC has recently issued further guidance with respect to adoption of specific issues addressed by SAB 101. The Company is currently assessing the impact, if any, SAB 101 may have on our consolidated financial position or results of operations.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on its financial position or results of operations.

BUSINESS ENVIRONMENT AND RISK FACTORS

Fluctuations in Quarterly Operating Results

    Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. These factors include:

    -   the length of our customer commitments;

    -   patterns of information technology spending by customers;

    - the timing, size, mix and customer acceptance of our product and service product offerings and those of our competitors;

    -   the timing and magnitude of required capital expenditures; and

    -   the need to use outside contractors to complete some assignments.

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

    -   competitors' responses to our products and services

    -   relationships with partners, suppliers and customers

    -   our projected capital expenditures

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

    We may not become profitable or significantly increase our revenue. We incurred net losses of $7.1 million for the year ended December 31, 1999 and $7.5 million for the nine months ended September 30, 2000.

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

    Approximately $32.9 million, or 63%, of our consolidated assets as of September 30, 2000, consisted of intangible assets, including goodwill, arising from the acquisition of Pulsar. This amount, the components of which will be amortized over 10 to 15 years, constitutes a non-cash, non-tax deductible expense in each amortization period that will reduce net income or increase net loss for that period. The reduction in our net earnings or an increase in our net loss resulting from the amortization of goodwill and other intangibles may have an adverse impact on our operating results and the market price of our common stock. There is also a risk that we may never realize the value of our intangible assets.

    We are analyzing and will continue to periodically analyze the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar based on the cash flows being generated by Pulsar. Such an analysis could result in the conclusion that the cash flows of Pulsar will not fully support the recoverability of the goodwill and other intangibles. If such a conclusion is reached, we will consider various options regarding the Pulsar operations, including a restructuring or sale of some or all of Pulsar's operations. In addition, such a conclusion could possibly result in an impairment charge relating to some or all of the carrying value of the goodwill and other intangibles related to the Pulsar acquisition.

A DEFAULT UNDER OUR SECURED CREDIT ARRANGEMENTS COULD RESULT IN A FORECLOSURE OF OUR ASSETS BY OUR CREDITORS.

    All of our assets are pledged as collateral to secure portions of our debt. This means that if we default on our secured debt obligations our indebtedness could become immediately due and payable and the lenders could foreclose on our assets. From time to time we have been in violation of financial covenants under our existing credit arrangements and have had to negotiate with our lenders for waivers or forbearance agreements for these violations. We anticipate future covenant violations for which it will be necessary for us to seek waivers from the lender. There is no guarantee that such waivers, if needed, will be provided.

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

    We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The nonrenewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. During the nine months ended September 30, 2000, we derived 42% of our consolidated revenue from one customer.

DOING BUSINESS WITH THE U.S. GOVERNMENT ENTAILS MANY RISKS, WHICH COULD ADVERSELY AFFECT US.

    Sales to U.S. government agencies accounted for 80% of our consolidated revenue during the nine months ended September 30, 2000. Our sales to these agencies are subject to risks, including:

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

WE DEPEND ON KEY MANAGEMENT PERSONNEL.

    Our success will depend largely on the continuing efforts of our executive officers and senior management. Our business may be adversely affected if the services of any of our key personnel become unavailable to us. There is a risk that these individuals will not continue to serve for any particular period of time. While we have obtained key person life insurance policies on the life of our current chief executive officer in the amount of $3.0 million, this amount may not be sufficient to offset the loss of his services.

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

SMALL NUMBER OF STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, WILL HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES.

    Kris Shah, members of his family, and Lillian A. Davis presently beneficially own, in the aggregate, approximately one half of our outstanding common stock. These stockholders, if acting together, would have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND THE EXISTENCE OF REGISTRATION RIGHTS COULD DEPRESS THE MARKET FOR OUR COMMON STOCK.

    The possibility that a substantial number of additional shares of common stock may become tradable in the public market in the future may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of equity securities. The shares that are restricted from trading, pursuant to agreement with the underwriter in our initial public offering, became available for sale in June 2000 and over succeeding months. We cannot predict the effect, if any, that sales of these additional securities or the availability of these additional securities for sale will have on the market prices prevailing from time to time. In addition, the representatives of the underwriters in our initial public offering have also been granted registration rights commencing in June 2000 providing for the registration under the Securities Act of the securities issuable upon exercise of the representatives' warrants. The exercise of these rights could result in substantial expense to us. Furthermore, if the representatives exercise their registration rights, they will be unable to make a market in our securities for up to nine days before the initial sales of the warrants until the discontinuation of sales. If the representatives cease making a market, the market and market prices for the securities may be adversely affected and the holders of these securities may be unable to sell them.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO

    We do not use derivative financial instruments in our held to maturity investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer or type of investment. We do not expect any material loss with respect to our investment portfolio, and market value approximates cost at September 30, 2000.

    At September 30, 2000, our investment portfolio consisted of cash equivalents. Currently the carrying value of these investments approximates market value. However, the fair market value of these investments is subject to interest rate risk. If market interest rates were to change 10% from levels existing at September 30, 2000, the change in the fair market value of our investment portfolio would not be material to the Company's consolidated financial position, results of operations or liquidity.

INTEREST RATE AND FOREIGN CURRENCY SENSITIVITY

    The Company entered into a three-year agreement with Guaranty Business Credit Corporation (formerly Fidelity Funding) permitting borrowings under a $20 million secured revolving credit facility at an annual interest rate of prime plus .625%. The Company has $4.9 million outstanding indebtedness at September 30, 2000 under the Fidelity Funding Agreement. A 10% change in the underlying prime rate would result in an approximately $49,000 change in the annual amount of interest paid on such debt.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    Effective September 18, 2000, William W. Davis, Sr., resigned his positions as an officer and director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.1 -- Financial Data Schedule.

    (b) Reports on Form 8-K

        No such reports were filed during the three months ended September 30.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2000                 LITRONIC INC.

                                        By /s/ KRIS SHAH
                                           -------------------------------------
                                               Kris Shah
                                               Director, Chairman of the Board
                                               and Chief Executive Officer


                                        By /s/ ROY E. LUNA
                                           -------------------------------------
                                               Roy E. Luna
                                               Chief Financial Officer and
                                               Principal Accounting Officer

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                DESCRIPTION
      -------                -----------
       27.1                  Financial Data Schedule