Form 10-K
period 2000-12-31
LITRONIC INC
filed 2001-04-19
CIK 1078717

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

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

       Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $19,911,872 on March 22, 2001, based upon the closing sale price of such stock on March 22, 2001.

       Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

       As of March 22, 2001:

       Common Stock: 9,747,526 Shares

       DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933:
Portions of the registrant's proxy statement related to the 2001 Annual Meeting of stockholders is incorporated by reference into Part III of this Form 10-K.

================================================================================

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

OVERVIEW

       Litronic Inc. provides professional Internet data security services and develops and markets software and microprocessor-based products, which serve to secure electronic commerce and communications over the Internet, and other communications networks based on Internet protocols. Our primary technology offerings utilize a computer security technology known as public key infrastructure, or PKI, which is the standard technology for securing Internet-based commerce and communications. PKI helps ensure the integrity and privacy of information being transmitted and verifies the identity, authenticity and authority of the sender and the recipient of that information. Our wholly owned subsidiary Pulsar Data Systems, Inc., or Pulsar, operates independently as a network solutions company specializing in deploying large-scale network solutions to organizations primarily in the government sector.

INDUSTRY BACKGROUND

Internet Data Security Market

       Consumers, government agencies and corporations are increasingly relying on the Internet and Internet protocol-based networks to conduct electronic commerce and communications. The increasing proliferation of, and reliance on, shared electronic data has caused data security to become a paramount concern of businesses, government, educational institutions, health care providers and consumers. Our data security products provide a solution for entities and consumers seeking to provide protection for their transactions and proprietary data.

Increased Need for Internet Data Security

       In addition to protecting against unauthorized access to proprietary information, data security enhances an enterprise's ability to conduct electronic commerce. Many companies have experienced growth in their online customer base and revenue as consumers execute an increasing number of transactions over the Internet. The Internet's ease of use, 24-hour availability, speed of delivery, global reach and ability to simplify product and vendor comparisons are fueling this growth. However, consumer concerns about the trustworthiness and security of the Internet have been one of the main impediments to even faster growth of electronic commerce and other communications. Hacking tools, such as password guessing and address spoofing programs, are freely available on the Internet and bulletin board systems. Merchants and consumers need assurances that consumers making electronic purchases are correctly identified and confirmed and that the confidentiality of information such as credit card and bank account numbers are maintained.

       We believe that continued expansion of electronic commerce will require the implementation of improved PKI security measures that will irrefutably verify the identity of a party over the Internet and ensure that the information being transmitted is kept private. We also believe the security required to fuel this continued expansion of electronic commerce and communication will be provided through the continued advancement in PKI mathematical formulas referred to as algorithms. Algorithms enable digital document signing and encryption of proprietary data.

Requirements for End-to-End Data Security

       Today's client operating systems and Internet protocol-based networks often lack basic security and key Internet security features such as data privacy and integrity, identification, authentication, non-repudiation, and auditing.

       End-to-end data security concerns can be addressed by a variety of means. Traditionally, enterprises relied heavily on passwords to restrict access to proprietary information and materials. However, because of the risk of loss or theft, more advanced protective measures have been developed to include combinations of passwords and tokens with message encryption and biometric devices. Regardless of the form of the data security device, the level of security provided is evaluated based on a set of fundamental principles, which include the following:

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

Cryptographic Technologies

       Cryptography is the process of encoding and decoding electronic messages using mathematical algorithms, or ciphers, to enable the confidential transmission of electronic messages only to authorized persons. Digital cryptography is performed using a combination of symmetric ciphers and asymmetric ciphers to achieve each of the basic data security elements of identification and authentication, confidentiality, integrity and non-repudiation. Symmetric ciphers are commonly referred to as symmetric-key or secret-key cryptography and asymmetric ciphers are commonly referred to as asymmetric-key or public-key cryptography.

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

Identification and Authentication

       Authentication of a user's identity is generally accomplished by passwords. Because passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons, they are less secure than if used with tokens. Tokens are small devices ranging from simple credit card-like objects, rings, proximity cards and plastic keys to more advanced secure tokens, including smart cards, PKI cards and PCMCIA cards. For greater protection, two-factor identification and authentication is implemented by combining tokens with a password or personal identification number to verify authentication of the user. For added security, three-factor authentication, which consists of token, password and biometric comparisons, can be implemented.

       PKI cards are credit card-sized semiconductor plastic cards that contain an embedded microprocessor, memory, a secure operating system and the user's secret key, password and digital certificates. PKI cards have significant advantages because of their ability to perform basic cryptographic functions on the card itself rather than on the computer, thus reducing the risk that a breach of security on the computer will lead to the unauthorized release of proprietary information. Through the use of PKI cards, e-mail messages, purchase orders, credit card numbers, video clips, data inquiries and other confidential transmissions are secured as they are sent and therefore can be opened only by the intended recipient.

       PCMCIA cards are parallel computer peripherals similar in size to a credit card, though thicker, which contain multiple microprocessor chips. PCMCIA cards have greater storage capacity, higher data exchange rate and greater processing power than conventional smart cards and therefore are capable of performing advanced cryptographic functions that cannot be performed on a conventional smart card. These advanced functions allow for use of more powerful algorithms and thus provide for a greater overall level of security through the use of PCMCIA cards.

       We are currently leading a joint effort with Atmel Corporation and the National Security Agency to develop Forte, an ultra fast 32-bit cryptographic System On Chip (SOC). We are embedding the Forte SOC into our new Forte smart card, which we expect will be the fastest and most cryptographically advanced PKI card. We anticipate that Forte will provide PCMCIA level performance at a price competitive with advanced smart cards. Forte is also being designed to be International Standards Organization compliant and therefore able to be used in conventional reader/writers as well as new high performance universal serial bus
(USB) readers.

PKI Digital Certificates

       The basic element of PKI, a cutting-edge development in the information security field, is the digital certificate. Digital certificate technology provides a highly advanced form of authentication and secure key exchange. PKI digital certificates are specially prepared software files through which the sender can digitally sign a message with a unique identification code. The recipient of the message can authenticate the identity of the sender and verify the integrity of the data through the use of a trusted third party known as a certificate authority by obtaining the sender's public key from the certificate digitally signed by the certificate authority. Furthermore, the uniqueness of the certificates provides for non-repudiation, which prevents the sender from denying that it sent the message. Such ability for non-repudiation is not available with less sophisticated techniques. With the development of secure-token technology, digital certificates can now be incorporated into smart cards, PKI cards and PCMCIA cards to provide an information security system that provides two-factor identification and authentication or three-factor identification and authentication with the incorporation of biometric technology. Biometric technology utilizes fingerprints or other unique characteristics of an individual to serve as a digital identification. We are currently demonstrating a prototype that combines a fingerprint scanner and a smart card reader. The use of digital certificates is expanding rapidly across the Internet. In fact, several states now consider digital signatures contractually binding and there is a growing acceptance within the federal government to effectuate transactions through the use of digital certificates

Systems Integration and Networking Solutions Industry

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

       The emergence of the rapidly developing Internet protocol-based network technologies in the 1990s has further fueled the demand for network computer systems. Although information technologies, secure data transmissions, and data encryption have long been in use in the military intelligence arena, recent technological advancements in computer hardware and software have now made these applications economically viable for use by private companies. This has given rise to the need for specialized expertise in the areas of local and wide area network design and installation, network management and operation and network security, using new and complex information technology hardware and software products. Typically, the design and implementation of these systems in both commercial enterprises and government agencies also involves the resale of the required system hardware and software.

Server Acceleration

       With the growth of Internet business, the need for secure web sites and servers has become paramount for building confidence in e-commerce and protecting sensitive government and corporate information. While various protocols are available, secure socket layer ("SSL") is the most widely used protocol for securing web connections. However, due to the intensive public key operations required during the SSL handshake, web server performance decreases dramatically resulting in slower response times and reduced number of transactions. With server acceleration, a hardware board in the server dramatically increases performance and improves server response time. SSL sessions are then processed significantly faster and no longer drain system resources for authentication functions. By incorporating multiple on-board processor chips on one board, organizations can eliminate the need for additional server platforms.

PRODUCTS AND SERVICES

Internet Data Security Products

       Our Internet data security products provide a high level of security for secure e-mail, secure file transport, file protection, remote access, authentication and authorization in an open multi-platform standards-based framework. The foundation of our Internet data security products is our extensive cryptographic library and device drivers supporting a variety of operating system platforms and token management systems which enable users to seamlessly integrate token-based security enhancements into existing networking environments or into newly designed and implemented networks. Our products can also be used by software developers to add token-based information security to applications such as browsers, firewalls, e-mail systems, database management systems and other client/server applications. Our data security products are designed with an open architecture, so they can operate independently of:

       - Algorithms -- our security products are designed to use different suites of algorithms depending upon the application requirements, such as, military, banking, finance and healthcare.

       - Platforms -- our security products may be used with many different computer types and operating systems, such as, Windows, and UNIX.

       - Applications -- our security products may be used with various software applications, such as, e-mail, e-commerce, database systems and word processors.

       - Tokens -- our security products function with various types of tokens, such as, software tokens, USB tokens and smart cards.

       As a result of this open architecture, these products are compatible with virtually all commonly used network hardware. Algorithm independence allows our products to be tailored to numerous encryption algorithms through software selection. As a result, our libraries, drivers and security devices are compatible with a variety of encryption algorithms, and popular software applications and operating systems. We develop and embed these cryptographic technologies in a multitude of devices and tokens, including smart cards, PKI cards, PCMCIA cards, embedded industry standard architecture, or ISA, and peripheral component interconnect, or PCI, bus cards. We are also working with other companies to implement use of PCMCIA cards, PKI cards and smart cards to support biometric technologies such as fingerprint and voice recognition. These products provide the added protection of a security token utilizing public-key cryptography, key exchange techniques and electronic signatures on most popular operating systems and hardware platforms. In addition, our technologies permit functions to be scaled as performance and pricing requirements dictate.

Internet Application Software

       NetSign and NetSign GT ("Global Trust"). These products are software adapters that integrate smart cards and digital certificate technology to enhance security in software systems designed to provide electronic commerce, e-mail, Internet access, file access and world-wide-web browsers such as Netscape Communicator and Microsoft Explorer. NetSign and NetSign GT software products are bundled with a smart card reader/writer and smart cards. NetSign GT has the added features necessary to support the Identrus bank security model and Profile Manager GT.

       Profile Manager and Profile Manager GT. Profile Manager is a complete, stand-alone, PKI lifecycle management solution. Profile Manager provides for token-based security systems management from initialization to secure archive and recovery. For the recovery of token-based information, Profile Manager provides an optional integration with a secured database of private keys and other user identification information and the use of third-party certificate authorities. Profile Manager integrates with NetSign, NetSign GT and other token-enabled products to provide a complete solution for an enterprise's security needs, including secure Internet access, digitally signed and encrypted e-mail, desk-top file encryption and secure remote network access. Profile Manager GT has the added features necessary to support the Identrus bank security model and NetSign GT.

Maestro Cryptographic Library

       Maestro is a multi-protocol cryptographic library that enables software developers to incorporate secure token-based, symmetric-key and asymmetric-key cryptography into their application software. Maestro is a multi/concurrent access, cross-platform system that supports multiple types of tokens such as smart cards, PCMCIA cards and cryptographic algorithms. Coupled with token reader/writers, Maestro supports devices over commonly used interfaces, including keyboard, serial, small computer system interface, or SCSI, parallel port and universal serial bus. Maestro currently supports two commonly used cryptographic interface protocols. We are developing additional protocol adapters to expand the functionality of Maestro. Maestro is compatible with Windows 95, 98, 2000 and NT operating systems as well as all popular UNIX platforms.

Security Tokens

       ISO smart cards. We offer a family of off-the-shelf International Standards Organization, or ISO, standard smart cards ranging from storage-only cards to cards containing cryptographic capabilities.

       Forte smart card. We are in the process of developing a next generation PKI card, the Forte smart card ("Forte"), in cooperation with Atmel Corporation and the National Security Agency. Forte is an ultra fast 32-bit microprocessor that is being designed with a high-speed USB interface in addition to the ISO interface. Forte is also to be designed with a larger storage capacity and processing speed than existing smart cards. We had previously anticipated that limited shipments of the Forte would begin in late 2000. However, due to upgraded specifications that include enhanced technologies and performance capabilities, shipments have been delayed. We now anticipate limited shipments beginning in the second half of 2001 with increasing shipments thereafter.

       Other Tokens. Because our products are open-architecture, open-platform, open-token, algorithm and API-independent, we work with third-party tokens, such as PCMCIA cards, smart cards, rings, proximity cards and plastic keys and other commercially available tokens, for use with our reader/writers and application software.

Token Reader/Writers

       A token reader/writer is a hardware component that electronically reads the content of a smart card, PCMCIA card, or PKI card. We manufacture several different types of reader/writers. Following is a brief description of their features.

       Serial and Keyboard Port smart card and PKI Card Reader/Writers. We sell our reader/writers as a security product component or bundled with other products such as Profile Manager and NetSign to provide token-based data security solutions.

       We manufacture and sell compact, hand-held smart card reader/writers that interface through the RS-232 serial port of a PC or workstation. The NetSignia Series 210 and 220 reader/writers are compatible with Windows 95/98/2000/NT and UNIX operating systems. We also offer a Series 410 reader/writer that connects to a computer through its PCMCIA slot.

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

       PCMCIA Client Reader/Writer. We offer a series of single and dual-socket PCMCIA card reader/writers for both internal and external application, that interface via various ports such as SCSI, ISA bus, PCI bus, USB and parallel port. These reader/writers incorporate our proprietary device drivers, which provide the interface between the reader/writer and its application software such as Maestro and third-party application software.

       Argus 2108. We offer a reader/writer that contains sockets for up to eight PCMCIA cards, is used on the enterprise's server side and incorporates the device drivers and other technologies of our other PCMCIA readers. The Argus 2108 interfaces with the host server to enable the host server to provide rapid/simultaneous processing of cryptographic functions received from numerous clients.

Server Accelerators

       CipherServer 440. We have developed a server accelerator that is specially designed to off-load the public key functions to on-board processors, free up CPU resources and provide almost instant responses back to the customer. Whether transactions need server and/or client authentication, the CipherServer 440 accelerates SSL transactions to handle multiple, simultaneous sessions for passing information securely between the client and sever. Shipments of our Cipherserver 440 are planned to begin in mid-2001.

Product Reselling

       Pulsar focuses on sales of computer and network products primarily in the government information technology segment. Examples of these computer and network products include:

- Network Hardware Components. Servers, routers, hubs and switches configured to the customer's networking requirements.

- Client PC Systems. Desktop PC systems configured to customer's specific requirements.

       Pulsar offers components manufactured by leading vendors, including Cisco Systems, Inc., Bay Networks, Inc., Hewlett-Packard Company, Dell Computers, International Business Machines Corp., Lucent Technologies, Inc. and Sun MicroSystems, Inc.

CUSTOMERS

       Our customers represent a wide range of commercial enterprises, including financial, telecommunications, healthcare, information service companies, airlines, automobile manufacturers, as well as federal, state, local and foreign government agencies.

       Our customer base includes:

            Bank of America, N.A.
            BIZ Interactive Zone, Inc.
            Booz Allen & Hamilton Inc
            British Telecom
            Federal National Mortgage Association
            Deloitte & Touche LLP
            Executive Offices of the President of the United States Federal Bureau of Investigation
            Lockheed Martin Corporation
            Los Angeles Film Office.
            Lucent Technologies, Inc.

            Nippon Telephone and Telecommunications Data Corporation
            VeriSign
            U.S. Army Corps of Engineers
            National Security Agency

       During the year ended December 31, 2000, we derived 42% of our consolidated revenue from one customer.

CUSTOMER SERVICE AND SUPPORT

       Our customer service and support staff consists of 13 persons, including engineers and technical support personnel, and works closely with customers and prospective customers to provide comprehensive service and support for our products and systems.

SALES AND MARKETING

       We market our products and services through the Internet, our direct sales forces, indirect sales channels, including systems-integrators, value-added resellers and original equipment manufacturers, strategic alliances and international distributors. We intend to devote significant resources to marketing and business development activities to expand our business to additional distribution channels.

Direct Marketing Effort

       As of February 28, 2001, we employed a direct sales and marketing force of 27 individuals, with 8 located in our California office, 11 in our Washington, D.C. office, and 8 in our Virginia office, to market our products and services to industry and vertical market segments, including e-commerce, financial, telecommunications, healthcare and information services companies and federal, state, local and foreign government agencies. Our sales force is responsible for soliciting prospective customers and providing technical advice and support with respect to our products and services. Additionally, we use telemarketing efforts to target commercial accounts and federal government agencies. We seek to achieve greater vertical market penetration by using direct sales personnel with significant market expertise, as well as consultants with established relationships in the commercial marketplace.

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

       -      Incorporate our products into third parties' products;

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

       We believe that strategic alliances allow us to cost-effectively integrate third-party products into our product offerings to provide our clients with customized information technology solutions. Our strategic alliances currently include the following:

       - Microsoft Corporation -- We are taking a leading role in developing end-to-end security solutions based on smart cards for Windows.

       - Netscape and Microsoft -- We provide enhanced e-mail security features to their browser programs through integration of our NetSign product lines.

       - VeriSign -- We have a marketing agreement with VeriSign and act as VeriSign's recommended PKI card partner.

       - Atmel Corporation and the National Security Agency -- We are currently leading a joint effort with Atmel Corporation and the National Security Agency to develop Forte, an advanced microprocessor, which we are embedding in our next generation PKI cards, the Forte PKI card. On March 1, 2001 we signed a teaming agreement with Atmel Corporation to further exploit the technologies incorporated in the Forte product.

       - RSA Data Security -- We have a distribution license agreement with RSA which allows us to incorporate RSA technology into our products.

       - Datacard -- Datacard is a service provider utilizing our PKI products.

       - Broadcom -- We have a supply agreement with Broadcom that provides us with early access to certain Broadcom security chips for inclusion in our products.

       - FingerPrint Cards AB -- We have a memorandum of understanding to jointly develop products that combine fingerprint biometrics and PKI technology.

Sales to the Government Information Technology Market

       The government information technology market is generally characterized by highly structured procurement rules and procedures, large contracts, a relatively long sales cycle, significant barriers to entry and low collection risks. In response to these characteristics and requirements, a number of avenues, such as GSA schedule contracts, blanket purchase agreements and bidding procedures, have been developed to access this market.

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

       A significant portion of the purchases of computer products and services by the federal government is made under contracts or purchase orders awarded through formal competitive bids and negotiated procurements. Substantially all of these bids are awarded on the basis of a number of factors, including the best value to the government, which, depending on the bid can be a combination of price, technical expertise, and past performance on other government contracts. Major procurements can exceed millions of dollars in total revenue for a reseller, span many years, and provide a purchasing vehicle for many agencies. In addition, networking products are purchased by the federal government through open-market procurements. These procurements are separate and apart from GSA schedules, and include simplified acquisition procedures, requests for quotes, invitations for bids and requests for proposals. Most purchases in the state and local government market are made through individual competitive procurements. State and local procurements typically require formal responses and the posting of bid bonds or performance bonds to ensure complete and proper service by a prospective bidder. Each state maintains a separate code of procurement regulations that must be understood and complied with by entities selling products to the state.

       We are on most government bid lists relevant to our product offerings and respond with proposals to many bid solicitations each year. In addition, our marketing employees actively prepare bids for federal, state and local government agencies for open market procurements.

Advertising

       Our marketing efforts include maintaining a web site, direct mail, public relations, events, sales tools, broadcast messaging, telemarketing and corporate marketing materials. We believe that our future business activity depends in part on our marketing and sales through the Internet. Our website describes our business, products and services.

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

RESEARCH AND DEVELOPMENT

       We conduct extensive research and development efforts that focus on the development of cryptographic PKI software and hardware products that can be readily integrated and adapted to the expanding requirements of the Internet, intranets and extranets. We expect to devote substantial additional research and development resources to enhance our data security product line.

       Our current research and development efforts include:

       - Expanding Maestro to offer additional application program interfaces, including an interface to the GSA Common Access Card ("CAC") protocol, porting of Maestro to a number of Unix operating system platforms, and adding to the suite of tokens supported by Maestro;

       - Enhancing the capabilities of Profile Manager to provide certificate exchange capabilities with additional third-party certificate authorities and increased capability for the PKI enterprise manager;

       - Developing Forte, an advanced 32-bit cryptographic SOC, which we are embedding in our Forte smart card. We expect the Forte smart card will be an ISO standard smart card with greater flexibility and a higher degree of processing power than existing PKI cards, due in part to the inclusion of a USB interface to the on-board Forte SOC. Given that Forte is an advanced security chip that will provide advanced security features, we expect to be able to embed it in a variety of devices, including PC mother boards;

       - Developing a series of USB interface reader/writers, some of which include a fingerprint biometric capability;

       - Developing technologies to incorporate a number of types (fingerprint, iris scan, voice recognition, handwriting recognition) of biometric technologies into our PKI products to provide further advanced identification and authentication protection;

       - Expanding the security features of applications programs such as NetSign and NetSign GT; and

       - Developing new versions of the Litronic CipherServer that provide acceleration of PKI function on web servers.

       The process of developing our products and services is extremely complex and requires significant continuing development efforts. As of February 28, 2001, our research and development staff consisted of 64 employees, of whom 45 were engineers. Approximately 90% of these engineers are engaged principally in the development of software, including cryptographic libraries and device drivers.

       During the years ended December 31, 1998, 1999 and 2000, our net expenses for research and development were $1.3 million, $3.9 million and $5.8 million, respectively.

COMPETITION

       We compete in numerous markets, including;

       -      Internet and intranet electronic security;

       -      Access control and token authentication;

       -      Smart card-based security applications;

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

       The markets for our products and services are intensely competitive and are characterized by rapidly changing technology and industry standards, evolving user needs and the frequent introduction of new products. We believe that the principal factors affecting competition in our markets include:

       -      Product functionality;

       -      Performance;

       -      Flexibility and features;

       -      Use of open standards technology;

       -      Quality of service and support;

       -      Company reputation; and

       -      Price.

       We face significant competition from a number of different sources. Many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. Some of our significant data security competitors include:

       -      International Business Machines Corp.

       -      Motorola, Inc.

       -      Gem Plus

       -      Network Associates, Inc.

       -      Secure Computing Corporation

       -      RSA Data Security

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

       We currently have three patents issued by the U.S. Patent and Trademark Office, and five patent applications pending with the U.S. Patent and Trademark Office that cover aspects of data security technology. In addition, we have one patent pending foreign (PCT) patent application. Prosecution of these patent applications and any other patent applications that we may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from the filing of a patent application is a lengthy process.

       We believe that, due to the rapid pace of technological innovation for network security products, our ability to establish, and if established, maintain a position of technological leadership in the industry, is dependent more upon the skills of our development personnel than upon legal protections afforded our existing or future technology.

       Because our products are designed with an open architecture and are algorithm-independent, they can be utilized with a variety of encryption algorithms. Some algorithms are in the public domain and can be incorporated into our products at no charge. To the extent that a customer desires to incorporate a proprietary algorithm into a security solution, the customer or we must obtain a license from the algorithm owner. Depending on the algorithm and its owner, the license fee may be a flat fee, a per unit royalty or a combination of the two.

       We are developing Forte under a task order issued under a contract with National Security Agency. The contract incorporates the Department of Defense's standard licenses for technical data and computer software, commonly known as the data rights clauses. Data rights clauses are only applicable to data or software actually delivered to the federal government under a contract. If the data rights clauses were applicable to our agreement with the National Security Agency to develop Forte, one of the data rights licenses, commonly called a government purpose rights license, would permit the federal government to create second sources of supply of the Forte technical data and source code for itself without paying us royalties. The government purpose license clause would not authorize the federal government to create competitors to us in the commercial market. We do not believe the data rights clauses generally, or the government purpose license specifically, apply to Forte because our contract with the National Security Agency does not provide for the delivery of Forte to the federal government. The task order provides that the National Security Agency will obtain detailed design information about Forte.

       We own or have rights to trademarks and trade names that we use in conjunction with the sale and licensing of our products. The following trademarks, many of which are mentioned in this annual report, are our registered trademarks: Argus, Active CryptOS, Advanced CryptOS, CipherServer, CryptOS, Forte, JcryptOS, Maestro, NetSign, Profile Manager, SecureDial, SecureSmart and SecureStart. We also own the trade names Litronic, Pulsar, Pulsar Data and Pulsar Data Systems, Inc. All other trademarks or trade names referred to in this annual report are the property of their owners.

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

EMPLOYEES

       As of February 28, 2001, we employed 134 people, of which 126 were full-time and 8 were part-time employees, including 64 in research, development and support, 5 in professional services, 27 in field operations including sales, marketing and customer management, and 38 in finance, human resources, business development, legal and administration. Our employees are not represented by labor unions. We do not expect that any of our employees will be represented by any labor unions. We consider our relations with our employees to be good.

RECENT DEVELOPMENT

       In February 2001, we signed a Term Sheet with BIZ Interactive Zone, Inc. ("BIZ") relating to our proposed merger whereby Litronic Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company, will merge with and into BIZ. BIZ will become a wholly owned subsidiary of Litronic. On February 12, 2001, we issued a press release regarding our proposed merger with BIZ.

ITEM 2. PROPERTIES

       We are headquartered in Irvine, California where we currently lease approximately 20,702 square feet of office space for our executive offices with a lease expiring in February 2007. Our facility has an annual rent of $428,865 and a lease term of 7 years. The facility is leased from KRDS, a related party. In addition, we will conduct a significant portion of our operations at Pulsar's offices in our 12,700 square foot Lanham, Maryland facility, which we use as office space for our executive offices and as warehouse space, under a lease that expires in August 2003 with an annual rent of $145,740. We are also subletting our former headquarters of 12,000 square feet in Irvine, California. The lease for our former headquarters expires in September 2001. In June of 2000, we opened a sales office in Virginia. That facility has a monthly rent of $9,420 with a lease expiring in May 2001.

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

       We recently received a notice from Microsoft pertaining to alleged sales of unlicensed copies of Microsoft Office. The software in question was purchased from a major computer hardware manufacturer and was resold to one of our customers in a package that included both hardware and software. We are currently investigating the matter, and do not anticipate that the outcome will have a material impact on our results of operations, financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

       On March 22, 2001, the last reported sale price for our Common Stock on The Nasdaq National Market was $4.00. As of March 22, 2001, the approximate number of holders of record of the Common Stock was 80. The Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

       High and low prices for the last seven quarters are as follows:

                                                                  HIGH             LOW
                                                                  ----             ---
Fiscal quarter ended June 30, 1999 ....................          $11.13          $ 6.56
Fiscal quarter ended September 30, 1999 ...............          $11.44          $ 4.16
Fiscal quarter ended December 31, 1999 ................          $ 9.88          $ 4.00
Fiscal quarter ended March 31, 2000 ...................          $26.00          $ 8.72
Fiscal quarter ended June 30, 2000 ....................          $17.38          $ 6.69
Fiscal quarter ended September 30, 2000 ...............          $ 9.50          $ 2.94
Fiscal quarter ended December 31, 2000 ................          $ 7.81          $ 2.34

       Sales of Registered Securities and Use of Proceeds. During June 1999, the Company completed its initial public offering (the "Offering") of 3,700,000 shares of its common stock. The offering date was June 9, 1999. The Offering was closed on June 14, 1999.

       The lead underwriters in the offering were Bluestone Capital Partners, L.P. and Pacific Crest Securities Inc. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-72151), which was declared effective by the SEC on June 9, 1999.

       A total of 3,700,000 shares of common stock were sold by the Company under the Registration Statement for an aggregate amount of $40,700,000 (based upon the offering price of $11.00 per share), before deduction of underwriting discounts, commissions and other expenses.

       After deducting underwriting discounts and commissions of $3.8 million and expenses of $1.6 million in connection with the Offering, the Company received net proceeds from the Offering of $35.3 million. To date, the Company has used these proceeds for direct or indirect payments to others as follow: (i) $16.7 million for reduction of debt and vendor settlements; (ii) $5.1 million for sales and marketing; (iii) $2.1 million for product development; and (iv) $11.4 million for working capital and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

       The selected data presented below under the captions "Selected Statements of Operations Data" and "Selected Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2000, are derived from the consolidated financial statements of Litronic Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2000, and 1999, and for each of the years in the three-year period ended December 31, 2000, and the report thereon, are included elsewhere in this Annual Report.

       SELECTED STATEMENTS OF OPERATIONS DATA:

                                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                             1996           1997          1998           1999(1)         2000(1)
                                                          -----------   -----------    -----------     -----------     -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
     Product ..........................................   $     7,855   $     8,627    $     5,214     $    29,587     $    37,421
     License and service ..............................         1,541         1,539          1,041           1,270           1,935
     Research and development .........................            --            --            398             798              --
                                                          -----------   -----------    -----------     -----------     -----------
          Total revenues ..............................         9,396        10,166          6,653          31,655          39,356
                                                          -----------   -----------    -----------     -----------     -----------
Costs and expenses:
     Cost of sales -- product .........................         4,098         3,211          2,821          25,478          30,481
     Cost of sales -- license and service .............           581           643            950             590             679
     Selling, general, and administrative .............         2,052         3,487          2,631           7,194           9,559
     Research and development .........................           725         1,172          1,334           3,906           5,800
     Impairment of goodwill and other intangibles .....            --            --             --              --          31,415
     Amortization of goodwill and other intangibles ...            --            --             --           1,448           2,828
                                                          -----------   -----------    -----------     -----------     -----------
Operating income (loss) ...............................         1,940         1,653         (1,083)         (6,961)        (41,406)
Other (income) expense, net ...........................            19            42            418             168              (7)
                                                          -----------   -----------    -----------     -----------     -----------
Earnings (loss) from continuing
  operations before income taxes ......................         1,921         1,611         (1,501)         (7,129)        (41,399)
Provision for (benefit from) income taxes .............            29            22            (95)            (43)              6
                                                          -----------   -----------    -----------     -----------     -----------
Earnings (loss) from continuing operations ............   $     1,892   $     1,589    $    (1,406)    $    (7,086)    $   (41,405)
                                                          ===========   ===========    ===========     ===========     ===========
Net earnings (loss) ...................................   $       906   $    15,334    $    (1,406)    $    (7,086)    $   (41,405)
                                                          ===========   ===========    ===========     ===========     ===========
Earnings (loss) from continuing
  operations per share: basic and diluted .............   $       .49   $       .41    $      (.36)    $     (1.00)    $     (4.20)
                                                          ===========   ===========    ===========     ===========     ===========
Net earnings (loss) per share: basic and diluted ......   $       .23   $      3.96    $      (.36)    $     (1.00)    $     (4.20)
                                                          ===========   ===========    ===========     ===========     ===========
Shares used in per share computations:
  basic and diluted ...................................     3,870,693     3,870,693      3,870,693       7,055,882       9,862,472
                                                          ===========   ===========    ===========     ===========     ===========

----------

(1) On June 14, 1999, we completed the acquisition of Pulsar Data Systems, Inc. ("Pulsar"). All outstanding shares of Pulsar were exchanged for 2,169,938 shares of the our common stock. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Pulsar have been included in our consolidated financial statements from June 14, 1999.

SELECTED BALANCE SHEET DATA:

                                                                             DECEMBER 31,
                                                   --------------------------------------------------------------
                                                     1996          1997          1998          1999         2000
                                                   -------       -------       -------       -------      -------
                                                                           (IN THOUSANDS)
Cash and cash equivalents ...................      $   862       $   490       $   898       $ 6,441      $ 4,120
Working capital .............................        1,662           385           758        12,592        4,858
Total assets ................................        7,409         2,347         2,791        51,104       11,768
Current installments of long-term debt ......          545            --           580           481        1,986
Long-term debt, less current installments ...        4,997         3,506         5,200            --           19
Total liabilities ...........................        7,510         5,148         6,998         3,171        5,220
Total shareholders' equity (deficit) ........         (101)       (2,801)       (4,207)       47,933        6,548

       During the year ended December 31, 1997, Litronic paid a cash dividend of $9.5 million to its stockholders. No other dividends have been paid during the periods presented. Our loan agreements restrict our ability to pay cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       We provide professional Internet data security services and develop and market software and microprocessor-based products needed to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings use PKI, which is the standard technology for securing Internet-based commerce and communications. In addition, Pulsar, a wholly owned subsidiary, is an established computer and networking product reseller that focuses on resales to government agencies, large corporate accounts and state and local governments. We acquired Pulsar in June 1999 in exchange for 2,169,938 shares of our common stock.

       Before 1990, we were solely a provider of electronic interconnect products to government and commercial entities. In 1990, we formed our data security division, which is the basis of our operations today. The data security division was engaged primarily in research and development until 1993 when it began to generate meaningful revenue. In September 1997, we sold our Intercon division, which consisted of the assets relating to our interconnect operations, for cash to Allied Signal Inc., a non-related, publicly traded company.

RESULTS OF OPERATIONS -- COMPARISON OF YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

       Because we acquired Pulsar in June 1999, for the fiscal year ended December 31, 1999, our revenue and expenses include the results of Pulsar's operations since June 14, 1999. Therefore, revenue and expenses are not comparable from period to period.

       TOTAL REVENUE. Total revenue increased 376% from $6.7 million during the year ended December 31, 1998 to $31.7 million during the year ended December 31, 1999 and increased 24% from $31.7 million during 1999 to $39.4 million during the year ended December 31, 2000. The increase from 1998 to 1999 consisted of $26.5 million of network solutions market revenue generated by Pulsar subsequent to the acquisition, a decrease of $1.9 million in information security products and services revenue, and an increase of $0.4 million in research and development revenue. The increase from 1999 to 2000 consisted of a $5.5 million increase in network solutions market revenue primarily attributable to a full year of sales in 2000 as compared to a partial year in 1999, a $3.0 million increase in information security products and services revenue primarily attributable to an increase in sales of existing data security products and services, and a $0.8 million decrease in research and development revenue attributable to the completion in 1999 of the contract that was responsible for generating research and development revenue.

       During 1998, 44%, 20% and 17% of revenue was generated from sales to Lockheed Martin Corporation, the National Security Agency and the U.S. Army Corps of Engineers, respectively. During 1999, 31% and 12% of revenue was generated from sales to the United States Immigration and Naturalization Service and the United States Department of State, respectively. During 2000, 42% of revenue was generated from sales to the United States Immigration and Naturalization Service. Sales to federal government agencies accounted for approximately 81%, 78% and 79% of sales during 1998, 1999 and 2000, respectively.

       PRODUCT REVENUE. Product revenue increased 467% from $5.2 million during 1998 to $29.6 million during 1999 and increased 26% from 1999 to $37.4 million during 2000. The increase from 1998 to 1999 consisted of $26.0 million of network deployment product revenue generated by Pulsar subsequent to the acquisition and a decrease of $1.6 million in data security product revenue. The increase from 1999 to 2000 consisted of a $5.6 million increase in network deployment products revenue and a $2.2 million increase in data security products revenue.

       LICENSE AND SERVICE REVENUE. License and service revenue increased 22% from $1.0 million during 1998 to $1.3 million during 1999 and increased 52% from $1.3 million during 1999 to $1.9 million during 2000. The increase from 1998 to 1999 was primarily attributable to service revenues of $436,000 associated with the electric security systems ("ESS") product line that was acquired as part of the Pulsar acquisition. The ESS product line did not fit into either of our primary business segments and in July 2000 we discontinued the ESS product line. We did not incur any significant expenses and we do not believe there will be any material impact on future results of operations as a result of our decision to discontinue the ESS product line. The increase from 1999 to 2000 was primarily attributable to an increase of $444,000 related to an ongoing government support contract that began in August 1999 and to the recognition of $137,000 of revenue, out of a total of $550,000 contract, that requires us to provide customer support for three years. The balance of this $550,000 contract has been recorded as deferred revenue and will be recognized over the remainder of the support period.

       RESEARCH AND DEVELOPMENT REVENUE. Research and development revenue represents amounts earned under a contract with the National Security Agency ("NSA") for the design of a microprocessor meeting minimum specifications established by the NSA. We have contracted with others to perform aspects of the project. All related project costs were expensed as research and development was incurred. Regardless of the results of the development efforts, the amounts received from the NSA are nonrefundable. The related research and development costs were not separately identifiable. Therefore, the corresponding costs of the entire development effort were included in research and development expenses. Research and development revenue increased 101% from $398,000 during 1998 to $798,000 during 1999. The increase from 1998 to 1999 was primarily attributable to a greater portion of total contract revenues being earned in 1999 than were earned in 1998. The contract that resulted in research and development revenue was completed in 1999 and no further research and development revenue is currently anticipated under this contract.

       PRODUCT GROSS MARGIN. Product gross margin decreased as a percentage of net product revenue from 46% during 1998 to 14% during 1999 and increased to 19% during 2000. The decrease from 1998 to 1999 was primarily attributable to the mix of low-margin versus high-margin products sold during 1999. During 1999 network deployment products represented 88% of product revenue as compared to data security products that represented 12% of product revenue. The increase from 1999 to 2000 was primarily attributable to the proportionately higher increase in revenue related to data security products as compared to network deployment products. During 2000 network deployment products represented 85% of product revenue as compared to data security products that represented 15% of product revenue. Margins from the sale of data security products are significantly greater than the margins from the sale of network deployment products.

       LICENSE AND SERVICE GROSS MARGIN. License and service gross margin increased as a percentage of license and service revenue from 9% during 1998 to 54% during 1999 and increased to 65% during 2000. The increase from 1998 to 1999 was primarily attributable to the Company's ability to reduce the underutilized labor cost that had resulted in lower gross margins in the prior year. The increase from 1999 to 2000 was primarily attributable to discontinuing the ESS product line. Gross margins associated with the ESS product line were significantly less than the gross margins associated with data security services. The ESS product line was discontinued in July 2000.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 173% from $2.6 million during 1998 to $7.2 million during 1999 and increased 33% from 1999 to $9.6 million during 2000. The increase from 1998 to 1999 was primarily attributable to the additional selling, general and administrative expenses associated with Pulsar. The increase from 1999 to 2000 was primarily attributable to twelve months of Pulsar related selling, general and administrative expenses in 2000 as compared to approximately six months in 1999. As a percentage of revenue, selling, general and administrative expenses decreased from 40% during 1998 to 23% during 1999 and increased to 24% during 2000. The percentage decrease from 1998 to 1999 was primarily attributable to the revenues generated by Pulsar during 1999 and the percentage increase from 1999 to 2000 was primarily attributable to selling, general and administrative expenses increasing at a rate slightly higher than the rate of increase in revenues due to lower sales than planned.

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 193% from $1.3 million during 1998 to $3.9 million during 1999 and increased 48% from 1999 to $5.8 million during 2000. The increase from 1998 to 1999 was primarily attributable to significant increased staffing related to product development, including development efforts related to the Forte microprocessor, Maestro, Profile Manager, NetSign and token reader/writers. The increase from 1999 to 2000 was primarily attributable to continued significant staffing increases related to those same projects that were responsible for the staffing increases in 1999. As a percentage of revenue, research and development expenses decreased from 20% during 1998 to 12% during 1999 and increased to 15% during 2000. The percentage decrease from 1998 to 1999 was primarily attributable to the revenues generated by Pulsar. The percentage increase from 1999 to 2000 was primarily attributable to the continued expansion of our research and development efforts increasing at a rate of 48% while revenues increased at a rate of 24%.

       IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES. In June 1999, we acquired Pulsar. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition was accounted for using the purchase method of accounting. In the fourth quarter we determined the integration of Pulsar would not be completed as planned and the anticipated operating synergies would not be realized, therefore, we are currently exploring various alternatives for the Pulsar operations. As a result, in accordance with Statement of Financial Accounting Standards No. ("Statement") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company has analyzed the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. In order to evaluate the recoverability of the remaining goodwill and other intangible assets, the Company engaged the services of an independent valuation firm to perform a valuation. Based on the results of the independent valuation, the Company recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in the purchase of Pulsar. Based on the independent valuation, management believes that after the impairment charge of $31.4 million, no further impairment exists at December 31, 2000. The remaining unamortized intangible assets of $783,000 acquired in the purchase of Pulsar will be amortized over the remainder of their 10-year life.

       AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. The amortization of goodwill and other intangibles recorded during 1999 was attributable to the acquisition of Pulsar. The amortization recorded during the year ended December 31, 1999 of $1.4 million relates to the period June 14, 1999 through December 31, 1999. The amortization of goodwill and other intangibles increased 100% from

$1.4 million during 1999 to $2.8 million during 2000. The increase is primarily attributable to a full year of amortization expense related to unamortized intangible assets in 2000 compared to six months during 1999 when the Company acquired Pulsar.

       OTHER (INCOME) EXPENSE, NET. Other (income) expense, net, decreased 60% from $418,000 during 1998 to $168,000 during 1999 and decreased 104% from 1999 to ($7,000) during 2000. The decrease from 1998 to 1999 was primarily attributable to the reduction in interest expense that resulted when proceeds from our initial public offering were used to extinguish outstanding debt obligations. The decrease from 1999 to 2000 was primarily attributable to an increase in interest income of $75,000 and a reduction in interest expense of $27,000.

       INCOME TAXES. For 1998 the income tax benefit of $95,000 was primarily attributable to losses from continuing operations before income taxes of $1.5 million. For 1999 the income tax benefit of $43,000 was primarily attributable to prior year tax refunds received that exceeded amounts recorded as receivable in prior years. For 2000 the income tax expense of $6,000 was primarily attributable to minimum California franchise taxes.

       BACKLOG. At December 31, 1998, 1999 and 2000 total backlog was $717,000, $366,000 and $1.3 million, respectively. Orders are subject to cancellation in certain circumstances, and backlog may therefore not be indicative of future operating results. The increase in the backlog at December 31, 2000, was attributable to an increase of $409,000 related to data security products and $525,000 related to network deployment products. The backlog of data security products at December 31, 2000, consisted primarily of unfilled orders for the Argus 300. Materials required to assemble the Argus 300 were not received until January 2001. Once the necessary materials were received, the Argus 300 readers were assembled and shipped during the first quarter of 2001. The backlog of network deployment products at December 31, 2000, was the result of orders that were received too close to the end of the year to be shipped before the end of the year.

LIQUIDITY AND CAPITAL RESOURCES

       In June 1999, we completed our initial public offering of common stock. The net proceeds of the offering were $35.3 million.

       In June 1999 we also entered into a three-year lending agreement with Guaranty Business Credit Corporation ("GBCC") permitting borrowings under a $20.0 million secured revolving line of credit facility that commenced on June 14, 1999. The agreement provided for an annual interest rate of prime plus
 .625%; and a pledge of substantially all of our personal and real property as collateral. Although the credit facility was for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to the Company was subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consisted of 85% of eligible accounts receivable plus the lesser of (a) 50% of the value of eligible on-hand inventory or (b) $1.0 million. As a result, the amount that was actually available to the Company at any particular time may have been significantly less than the full $20.0 million credit facility due to the maximum borrowing limitation calculation. The agreement with our lender included a number of covenants and restrictions that we were required to adhere to. These covenants and restrictions included maintenance of minimum levels of working capital, tangible net worth, and profitability. In addition, the agreement did not allow us to pay dividends. Our borrowings related to this agreement are included in current installments of long-term debt in the consolidated financial statements.

       At December 31, 2000, the maximum borrowing limitation based on our eligible collateral was $2.1 million. However, at December 31, 2000 we were not in compliance with the covenant related to net quarterly profits for the fourth quarter of 2000. During the first quarter of 2001 we requested and received a waiver for this violation. We amended the GBCC revolving line of credit facility effective March 31, 2001. Under the terms of the amended agreement, the maximum borrowings are $5.0 million. The amended agreement provides for an annual interest rate of prime plus .625%, and a pledge of substantially all of our personal and real property as collateral. Although the credit facility is for borrowings up to $5.0 million, under the terms of the agreement the amount of borrowing available to the Company is subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consists of 35% of eligible accounts receivable. As a result, the amount actually available to us at any particular time may be less than the full $5.0 million credit facility due to the maximum borrowing limitation calculation. The amended agreement with our lender includes a number of covenants and restrictions that we are required to adhere to. These covenants and restrictions include maintenance of minimum levels of working capital, tangible net worth, and profitability. In addition, the amended agreement does not allow us to pay dividends. We were in compliance with these covenants as of March 31, 2001.

       During the twelve months ended December 31, 2000, cash used in operations was $3.6 million primarily attributable to a net loss of $41.4 million, which included an impairment charge of $31.4 million related to unamortized goodwill and other intangible assets. The net loss was primarily offset by the $31.4 million noncash impairment charge of goodwill and other intangibles, $3.5 million of noncash depreciation and amortization and a reduction in accounts receivable of $2.7 million. During the twelve months ended December 31, 1999 cash used in operations was $11.5 million primarily due to a net loss of $7.1 million, an increase of $1.8 million in accounts receivable, a decrease of $4.0 million in accounts payable and a decrease of $0.6 million in accrued liabilities. These uses of cash were partially offset by $1.8 million of noncash depreciation and amortization. The amount of cash used in operating activities was $7.9 million less in 2000 as compared to 1999. The reduction in cash used in operating activities was primarily attributable to an increase in the net loss of $34.3 million that included a non-cash impairment charge of $31.4 million, an increase in depreciation and amortization of $1.7 million, a net decrease in net accounts receivable of $4.5 million, a net increase in accounts payable of $4.1 million, and a net increase in deferred revenue of $0.5 million.

       During the twelve months ended December 31, 2000, cash used in investing activities was $251,000 versus $894,000 in 1999. The reduction was the result of $612,000 of cash related to our revolving line of credit that was restricted in 1999 and was subsequently unrestricted in 2000, and an increase in capital expenditures of $581,000 in 2000 as compared to 1999.

       During the twelve months ended December 31, 2000, cash provided by financing activities was $1.5 million versus $17.9 million in 1999. The cash provided by financing activities in 2000 was primarily the result of borrowings of $24.4 million under bank and other borrowing agreements. These borrowings were offset by repayments of $22.9 million under bank and other borrowing agreements. The cash provided by financing activities in 1999 was primarily the result of net proceeds from the initial public offering of $35.3 million, and borrowings of $27.0 million under bank and other borrowing agreements. These were partially offset by repayments of $44.4 million under bank and other borrowing agreements.

       We believe that existing cash and cash equivalents and the current availability under our amended $5.0 million revolving line of credit will be sufficient to satisfy our contemplated cash requirements for the next twelve months. Our amended $5.0 million revolving line of credit facility contains various covenants and restrictions including those noted above. As of December 31, 2000, the Company was not in compliance with certain covenants, and has obtained a waiver of these covenants. If we do not maintain our amended $5.0 million revolving line of credit, or receive waivers for future covenant violations, we may seek additional capital from one or more of the following sources:

       - Company merger -- In February 2001, we signed a Term Sheet with BIZ Interactive Zone, Inc. ("BIZ") relating to our proposed merger. We will be the surviving entity after the proposed merger is complete and will be renamed SSP Solutions, Inc. We anticipate that the combined entity will be in a more favorable position to access capital markets. If the merger is not completed in a timely manner or not at all, we may seek additional capital on terms less favorable than if the merger were completed in a timely manner.

       - Additional equity capital -- We may seek additional equity capital. Equity capital, if available, may be issued at a discount to market resulting in dilution to current stockholders. In addition, providers of new equity capital may require additional concessions in order for them to provide needed capital to the Company.

       We plan to begin shipping our new CypherServers in mid-2001. Our operating forecast assumes the CypherServer product launch goes as planned and anticipated sales of the CypherServers are realized. If the product launch is delayed or if the anticipated CypherServer sales are not realized, it will be necessary for us to reduce expenses. Expense reductions would include, but not be limited to, staffing reductions and reductions in other operating expenses as necessary.

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

       -      levels of inventory and accounts receivable

       -      technological advances

       -      competitors' responses to our products and services

       -      relationships with partners, suppliers and customers

       -      our projected capital expenditures

       -      the proposed merger with BIZ and successful integration

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

BUSINESS ENVIRONMENT AND RISK FACTORS

THE ANTICIPATED BENEFITS OF OUR PROPOSED MERGER WITH BIZ MAY NOT BE REALIZED

       In February 2001, we signed a term sheet with BIZ relating to our proposed merger. Even though we expect that our merger with BIZ will result in mutual benefits, those benefits may not be realized due to a number of factors:

       - If the merger is not completed in a timely manner or not at all, we may seek additional capital on terms less favorable than if the merger were completed in a timely manner.

       - The anticipated management and operational synergies of the proposed merger may not be realized.

       - The anticipated increase in sales resulting from the combined efforts and combined distribution channels may not be realized.

       - Potential adverse short-term effects on operating results, primarily as a result of increased costs resulting from the integration of the operation of the two companies may adversely affect our earnings.

       - Difficulties in creating and maintaining uniform standards, controls, procedures and policies may adversely affect the operations of the two companies.

       If we are unable to successfully integrate the operations of BIZ after the merger, our business, financial condition and operating results may be adversely affected.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

       Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. These factors include:

       -      the length of our customer commitments

       -      patterns of information technology spending by customers

       - the timing, size, mix and customer acceptance of our product and service product offerings and those of our competitors

       -      the timing and magnitude of required capital expenditures

       -      the need to use outside contractors to complete some assignments

AN INCREASE IN OUR FUTURE CAPITAL REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO FUND OUR OPERATIONS.

       Future capital requirements may vary materially from those now planned. If our future capital requirements increase significantly, we may not be able to raise sufficient capital to fund our operations. The amount of capital that we will need in the future will depend on many factors including, but not limited to:

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

       -      levels of inventory and accounts receivable

       -      technological advances

       -      competitors' responses to our products and services

       -      relationships with partners, suppliers and customers

       -      our projected capital expenditures

       -      the proposed merger with BIZ

       If we do need to raise additional capital it may be on terms that are unfavorable to us and may result in dilution to current shareholders.

       If we unable to raise additional capital to fund our operations, it may be necessary for us to restructure our business operations or implement other cost-cutting measures. Such a plan to cut costs may improve our cash flow but it may also inhibit our growth as we may not have the personnel and resources to implement our business strategies and expand our operations.

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

       We may not become profitable or significantly increase our revenue. We incurred net losses of $7.1 million and $41.4 million for the years ended December 31, 1999 and 2000, respectively.

A DEFAULT UNDER OUR SECURED CREDIT ARRANGEMENTS COULD RESULT IN A FORECLOSURE OF OUR ASSETS BY OUR CREDITORS.

       All of our assets are pledged as collateral to secure portions of our debt. This means that if we default on our secured debt obligations, our indebtedness could become immediately due and payable and the lenders could foreclose on our assets. From time to time, we have been in violation of financial covenants under our existing credit arrangements and have had to negotiate with our lenders for waivers or forbearance agreements for these violations. Although we have received waivers in the past, we may not be able to obtain waivers of continuing, or future covenant violations.

THE TERMS OF OUR LOAN AGREEMENTS COULD LIMIT OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

       The terms of our loan agreements with our credit providers could limit our ability to implement our strategy. In addition to substantially prohibiting us from incurring additional indebtedness, our loan agreements with these creditors limit, or prohibit, us from the following unless we first obtain their consent:

       -      declaring or paying cash dividends

       -      making capital distributions or other payments to stockholders

       -      merging or consolidating with another corporation

       -      selling all or substantially all of our assets

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS AND, THEREFORE, THE LOSS OF EVEN ONE OF THESE CUSTOMERS COULD SIGNIFICANTLY AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

       We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The nonrenewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. During the year ended December 31, 2000, we derived 42% of our consolidated revenue from one customer.

DOING BUSINESS WITH THE U.S. GOVERNMENT ENTAILS MANY RISKS, WHICH COULD ADVERSELY AFFECT US.

       Sales to U.S. government agencies accounted for 81% of our consolidated revenue for the year ended December 31, 2000. Our sales to these agencies are subject to risks, including:

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

IF PKI TECHNOLOGY IS COMPROMISED, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

       Many of our products are based on PKI technology. The security afforded by this technology depends on the integrity of a user's private key, which depends in part on the application of algorithms, or advanced mathematical factoring equations. The occurrence of any of the following could result in a decline in demand for our data security products:

       - any significant advance in techniques for attacking PKI systems, including the development of an easy factoring method or faster, more powerful computers

       - publicity of the successful decoding of cryptographic messages or the misappropriation of private keys

       -      government regulation limiting the use, scope or strength of PKI

OUR INABILITY TO FIND ALTERNATIVE SUPPLIERS OF COMPONENTS MAY ADVERSELY AFFECT OUR BUSINESS.

       Some of the components incorporated into our products are produced by other vendors. We currently purchase some of these components from a single supplier, thus presenting a risk that they may not be available on commercially reasonable terms in the future or at all. Our inability to develop alternative sources, if necessary, may require us to redesign certain products which could result in delays or reductions in product shipments that could adversely affect our business.

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

WE DEPEND ON KEY MANAGEMENT PERSONNEL.

       Our success will depend largely on the continuing efforts of our executive officers and senior management. Our business may be adversely affected if the services of any of our key personnel become unavailable to us. There is a risk that these individuals will not continue to serve for any particular period of time. While we have obtained a key person life insurance policy on the life of our current chief executive officer in the amount of $3.0 million, this amount may not be sufficient to offset the loss of his service.

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

       Furthermore, our failure or inability to meet a customer's expectations in the performance of our services, or to do so in the time frame required by the customer, regardless of our responsibility for the failure, could:

       - result in a claim for substantial damages against us by the customer

       -      discourage customers from engaging us for these services

       -      damage our business reputation

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

OUR EFFORTS TO EXPAND INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS.

       We are currently seeking to increase our international sales. Our inability to maintain or to obtain federal or foreign regulatory approvals relating to the import or export of our products on a timely basis could adversely affect our ability to expand our international business. Additionally, our international operations could be subject to a number of risks, any of which could adversely affect our future international sales, including:

       -      increased collection risks

       -      trade restrictions

       -      export duties and tariffs

       -      uncertain political, regulatory and economic developments

       ~      inability to protect our intellectual property rights

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

A SMALL NUMBER OF STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, WILL HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES.

       Kris Shah and members of his family presently beneficially own, in the aggregate, approximately 55% of our outstanding common stock. These stockholders, if acting together, would have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control.

THERE IS A LAWSUIT PENDING AGAINST PULSAR, THAT COULD ADVERSELY AFFECT OUR BUSINESS IF IT IS RESOLVED AGAINST PULSAR.

       A Lawsuit is pending against Pulsar that, if resolved against Pulsar, could materially and adversely affect our business and financial condition. See "Item 3 -- Legal Proceedings."

OUR STOCK PRICE IS EXTREMELY VOLATILE.

       The trading price of our common stock is highly volatile as a result of factors specific to us or applicable to our market and industry in general. These factors include:

       - variations in our annual or quarterly financial results or those of our competitors

       - company issued earnings announcements that vary from consensus analyst estimates

       - changes by financial research analysts in their recommendations or estimates of our earnings

       - conditions in the economy in general or in the information technology service sector in particular

       - announcements of technological innovations or new products or services by us or our competitors

       - unfavorable publicity or changes in applicable laws and regulations, or their judicial or administrative interpretations, affecting us or the information technology service sectors

       In addition, the stock market has recently been subject to extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, some companies have been sued by their stockholders. If we were sued, it could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business.

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

THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND THE EXISTENCE OF REGISTRATION RIGHTS COULD DEPRESS THE MARKET FOR OUR COMMON STOCK.

       The possibility that a substantial number of additional shares of common stock may become tradable in the public market in the future may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of equity securities. The shares that are restricted from trading, pursuant to agreement with the underwriter in our initial public offering, became available for sale in June 2000 and over succeeding months. We cannot predict the effect, if any, that sales of these additional securities or the availability of these additional securities for sale will have on the market prices prevailing from time to time. In addition, the representatives of the underwriters in our initial public offering were also granted registration rights, which commenced in June 2000 and provided for the registration under the Securities Act of the securities issuable upon exercise of the representatives' warrants. The exercise of these rights could result in substantial expense to us. Furthermore, if the representatives exercise their registration rights, they will be unable to make a market in our securities for up to nine days before the initial sales of the warrants until the discontinuation of sales. If the representatives cease making a market, the market and market prices for the securities may be adversely affected and the holders of these securities may be unable to sell them.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We entered into an agreement with Guaranty Business Credit Corporation permitting us to borrow under a $20.0 million secured revolving line of credit facility in June 1999. Under the agreement, we are subject to an annual interest rate of the prime rate plus 0.625%. An increase in the prime rate can adversely affect our ability to draw against this line of credit. Future operating results could also be adversely affected by increases in interest rates that occur while significant borrowings are outstanding. We had outstanding borrowings of $1.5 million related to this line of credit at December 31, 2000. A 10% change in the underlying prime rate would result in an approximately $15,000 change in the annual amount of interest paid on such debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Reference is made to the financial statements included in this Report at pages F-1 through F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item is incorporated herein by this reference to the section entitled "Election of Directors" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders involving, among other things, the election of directors. We will file such Proxy Statement with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

       The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders involving, among other things, the election of directors. We will file such Proxy Statement with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this item is incorporated herein by this reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders involving, among other things, the election of directors. We will file such Proxy Statement with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation --Certain Transactions" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders involving, among other things, the election of directors. We will file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial statements The financial statements listed in the accompanying index to consolidated financial statements and financial statement schedules are filed or incorporated by reference as part of this annual report.

   (2) Financial statement schedules The financial statement schedule listed in the accompanying index to consolidated financial statements and financial statement schedules, is filed as part of this annual report.

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

Dated: April 17, 2001                   LITRONIC INC.

                                        By:           /s/ KRIS SHAH
                                           -------------------------------------
                                           Kris Shah
                                           Chief Executive Officer

       Pursuant to the requirements of the Securities Act of 1934, this report is made by the following persons on behalf of the Registrant and in the capacities indicted.

               NAME                                                 TITLE                                        DATE
               ----                                                 -----                                        ----
      /s/     KRIS SHAH                        Chairman of the Board and Chief Executive Officer            April 17, 2001
-----------------------------------            (Principal Executive Officer)
              Kris Shah

      /s/     ROY LUNA                         Chief Financial Officer                                      April 17, 2001
-----------------------------------            (Principal Financial Officer and
              Roy Luna                         Principal Accounting Officer)

      /s/     GREGG AMBER                      Director                                                     April 17, 2001
-----------------------------------
              Gregg Amber

      /s/  MATTHEW MEDEIROS                    Director                                                     April 17, 2001
-----------------------------------
           Matthew Medeiros

                         LITRONIC INC. AND SUBSIDIARIES

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                                          PAGE
                                                                                                                          ----
Independent Auditors' Report........................................................................................      F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000........................................................      F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000..........................      F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000................      F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000..........................      F-6
Notes to Consolidated Financial Statements..........................................................................      F-7
Schedule II -- Valuation and qualifying accounts....................................................................      S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Litronic Inc.:

       We have audited the accompanying consolidated financial statements of Litronic Inc. and subsidiaries as of December 31, 1999 and 2000 and for each of the years in the three-year period ended December 31, 2000 as listed in the accompanying index. In connection with our audit of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Litronic Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG LLP

Orange County, California
March 26, 2001, except as
to the seventh paragraph
of Note 1 and the second
paragraph of Note 5, which
are dated as of April 17, 2001

                         LITRONIC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                               1999           2000
                                                                                             --------       --------
ASSETS
Current assets:
Cash and cash equivalents .............................................................      $  6,441       $  4,120
Restricted cash .......................................................................           612             --
Accounts receivable (net of allowance for doubtful accounts of $390 and $268 as of
  December 31, 1999 and 2000, respectively) ...........................................         7,141          4,137
Inventories ...........................................................................           796            695
Prepaid expenses ......................................................................           360            542
Other current assets ..................................................................           343            325
Note receivable -- related party ......................................................            70             --
                                                                                             --------       --------
            Total current assets ......................................................        15,763          9,819
Property and equipment, net ...........................................................           646            823
Other assets ..........................................................................            --            343
Goodwill and other intangibles, net ...................................................        34,695            783
                                                                                             --------       --------
                                                                                             $ 51,104       $ 11,768
                                                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt ................................................      $    481          1,986
Accounts payable ......................................................................         1,250          1,392
Accrued liabilities ...................................................................         1,411          1,366
Deferred revenue ......................................................................            29            217
                                                                                             --------       --------

     Total current liabilities ........................................................         3,171          4,961
Long-term debt, less current installments .............................................            --             19
Deferred revenue ......................................................................            --            240
                                                                                             --------       --------

        Total liabilities .............................................................         3,171          5,220

Shareholders' equity:
Preferred stock, $0.01 par value; Authorized 5,000,000 shares; no shares issued or
   outstanding ........................................................................            --             --
Common stock, $0.01 par value; Authorized 25,000,000 shares; issued and outstanding
  9,856,944 and 9,743,573 shares at December 31, 1999 and 2000, respectively ..........            99             97
Additional paid-in capital ............................................................        52,812         52,834
Accumulated deficit ...................................................................        (4,978)       (46,383)
                                                                                             --------       --------

       Total shareholders' equity .....................................................        47,933          6,548
                                                                                             --------       --------

Commitments and contingencies (notes 10 and 15)
Subsequent event (note 17)
                                                                                             $ 51,104       $ 11,768
                                                                                             ========       ========

          See accompanying notes to consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                             YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                     1998              1999              2000
                                                                  -----------       -----------       -----------
Revenues:
  Product ..................................................      $     5,214       $    29,587       $    37,421
  License and service ......................................            1,041             1,270             1,935
  Research and development .................................              398               798                --
                                                                  -----------       -----------       -----------
       Total revenues ......................................            6,653            31,655            39,356
                                                                  -----------       -----------       -----------
Costs and expenses:
  Cost of sales -- product .................................            2,821            25,478            30,481
  Cost of sales -- license and service .....................              950               590               679
  Selling, general and administrative ......................            2,631             7,194             9,559
  Research and development .................................            1,334             3,906             5,800
  Impairment of goodwill and other intangibles .............               --                --            31,415
  Amortization of goodwill and other intangibles ...........               --             1,448             2,828
                                                                  -----------       -----------       -----------
Operating loss .............................................           (1,083)           (6,961)          (41,406)
Other (income) expense, net ................................              418               168                (7)
                                                                  -----------       -----------       -----------

Loss before income taxes ...................................           (1,501)           (7,129)          (41,399)
Provision for (benefit from) income taxes ..................              (95)              (43)                6
                                                                  -----------       -----------       -----------

Net loss ...................................................      $    (1,406)      $    (7,086)      $   (41,405)
                                                                  ===========       ===========       ===========

Net loss per share--basic and diluted ......................      $      (.36)      $     (1.00)      $     (4.20)
                                                                  ===========       ===========       ===========

Shares used in per share computations--basic and diluted ...        3,870,693         7,055,882         9,862,472
                                                                  ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                      TOTAL
                                                                                     ADDITIONAL                   SHAREHOLDERS'
                                                             COMMON STOCK             PAID IN      ACCUMULATED       EQUITY
                                                         SHARES         AMOUNT        CAPITAL        DEFICIT        (DEFICIT)
                                                        --------       --------      ----------    -----------    -------------
Balance, December 31, 1997 .......................         3,871       $     39       $     --       $ (2,840)      $ (2,801)
Net loss .........................................            --             --             --         (1,406)        (1,406)
                                                        --------       --------       --------       --------       --------
Balance, December 31, 1998 .......................         3,871             39             --         (4,246)        (4,207)
Proceeds from sale of common stock, net of
  issuance costs of $5,426 .......................         3,700             37         35,237             --         35,274
Common stock issued in connection with the
  acquisition of Pulsar ..........................         2,170             22         23,848             --         23,870
Change from Subchapter S Corporation to C
  Corporation ....................................            --             --         (6,354)         6,354             --
Stock options exercised ..........................           116              1             81             --             82
Net loss .........................................            --             --             --         (7,086)        (7,086)
                                                        --------       --------       --------       --------       --------
Balance, December 31, 1999 .......................         9,857             99         52,812         (4,978)        47,933
Stock options exercised ..........................            28             --             20             --             20
Treasury stock retired ...........................          (141)            (2)             2             --             --
Net loss .........................................            --             --             --        (41,405)       (41,405)
                                                        --------       --------       --------       --------       --------
Balance, December 31, 2000 .......................         9,744       $     97       $ 52,834       $(46,383)      $  6,548
                                                        ========       ========       ========       ========       ========


          See accompanying notes to consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------
                                                                                   1998           1999           2000
                                                                                 --------       --------       --------
Cash flows from operating activities:
  Net loss ................................................................      $ (1,406)      $ (7,086)      $(41,405)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
  Provision for losses on receivables .....................................            14            327            286
  Impairment of goodwill and other intangibles ............................            --             --         31,415
  Depreciation and amortization ...........................................           203          1,803          3,514

Changes in assets and liabilities:
  Accounts receivable .....................................................           242         (1,823)         2,718
  Inventories .............................................................          (128)           (64)           101
  Prepaid expenses ........................................................           (16)          (303)          (182)
  Other current assets ....................................................          (233)            (8)            18
  Notes receivable -- related party .......................................            --            (70)            70
  Other assets ............................................................            --            332           (343)
  Accounts payable ........................................................            41         (3,964)           142
  Accrued liabilities .....................................................          (407)          (556)          (376)
  Deferred revenue ........................................................           (58)           (77)           428
                                                                                 --------       --------       --------
Net cash used in operating activities .....................................        (1,748)       (11,489)        (3,614)
                                                                                 --------       --------       --------
Cash flows from investing activities:
  Purchases of property and equipment .....................................          (118)          (282)          (863)
  Restricted cash relating to line of credit ..............................            --           (612)           612
                                                                                 --------       --------       --------
Net cash used in investing activities .....................................          (118)          (894)          (251)
                                                                                 --------       --------       --------
Cash flows from financing activities:
  Stock options exercised .................................................            --             82             20
  Borrowings on revolving note payable to bank ............................            --             --         23,666
  Proceeds from insurance financing .......................................            --            497            748
  Proceeds from sale of common stock, net of issuance costs
    of $5,426 .............................................................            --         35,274             --
  Proceeds from revolving note payable to bank ............................         6,496         23,837             --
  Proceeds from line of credit ............................................            --          1,129             --
  Proceeds from long-term debt ............................................         5,200          1,500             --
  Principal payments on revolving line of credit and long-term notes
    payable to bank .......................................................        (6,522)       (44,064)       (22,469)
  Proceeds from related party note payable ................................           600             --             --
  Repayment of related party note payable .................................        (3,500)            --             --
  Repayment on insurance financing ........................................            --           (329)          (421)
                                                                                 --------       --------       --------
  Net cash provided by financing activities ...............................         2,274         17,926          1,544
                                                                                 --------       --------       --------
  Net increase (decrease) in cash .........................................           408          5,543         (2,321)
Cash and cash equivalents at beginning of year ............................           490            898          6,441
                                                                                 --------       --------       --------
Cash and cash equivalents at end of year ..................................      $    898       $  6,441       $  4,120
                                                                                 ========       ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
         Interest .........................................................           418            162             63
         Income taxes .....................................................            --              3              6
                                                                                 ========       ========       ========

Supplemental disclosure of noncash investing and financing activities:

The Company issued 2,169,938 shares of common stock
  in connection with the acquisition of Pulsar. In
  connection with the acquisition, net assets purchased
  were as follows (note 2):
    Merger costs ..........................................................            --       $   (122)            --
    Fair value of net assets acquired less liabilities assumed ............            --        (12,151)          (331)
    Goodwill and other intangibles ........................................            --         36,143             --
                                                                                 --------       --------       --------
Market value of common stock issued .......................................      $     --         23,870           (331)
                                                                                 ========       ========       ========


          See accompanying notes to consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

       Litronic Inc. (through a reorganization with Litronic Industries, Inc., as described further below) (Litronic or the Company) designs and produces high-grade information security solutions. In addition, the Company also provides engineering and other services to various government agencies on a time and material basis. On December 31, 1997, the Company distributed KRDS, Inc. to the Company's primary shareholders (note 8).

       Through the acquisition of Pulsar Data Systems, Inc. (Pulsar), the Company engages in the sale of computer hardware, software, peripheral equipment, and support services to governmental agencies and commercial enterprises throughout the United States.

Public Offering and Reorganization

       In June 1999, Litronic completed an initial public offering of common stock of Litronic Inc., a newly formed corporation with no operations (the "Offering"). The Company offered 3,700,000 shares of common stock at a purchase price of $11 per share, resulting in gross proceeds of $40,700. These proceeds were offset by issuance costs of $5,426, resulting in net proceeds of $35,274. Litronic Industries, Inc. also initiated certain events (the "Reorganization") in connection with the Offering that resulted in it becoming a wholly owned subsidiary of Litronic Inc. on June 8, 1999. The Reorganization was accomplished through a stock-for-stock exchange between Litronic Inc. and Litronic Industries, Inc. and was accounted for as an "as if pooling of interests" for entities under common control. Concurrent with the Reorganization, Litronic Industries, Inc. terminated its Subchapter S status and is subject to federal and state income taxes. Pursuant to the change from a Subchapter S to a C corporation, the cumulative loss from inception to June 9, 1999, as a Subchapter S corporation of $6,354 was transferred from accumulated deficit to additional paid in capital.

       All of the outstanding shares of Litronic Industries, Inc. were exchanged for 3,870,693 shares of the Company's common stock. Consequently, as of June 8, 1999, the consolidated group included the operations of Litronic Inc. and its wholly owned subsidiary, Litronic Industries, Inc. The prior period financial statements have been restated to reflect the exchange of these shares.

       The Company also entered into a stock acquisition agreement with Pulsar, which was effected simultaneously with the Offering. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Pulsar have been included in the Company's consolidated financial statements from June 14, 1999.

Basis of Financial Statement Presentation and Principles of Consolidation

       The consolidated financial statements and related notes presented herein have been retroactively adjusted to reflect the Reorganization. The capital structure presented in these consolidated financial statements is that of Litronic Inc. All references herein to "the Company" refer to Litronic Inc. as consolidated with Litronic Industries, Inc. The consolidated financial statements include the accounts of Litronic Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses, has used cash in operating activities and has an accumulated deficit. The Company anticipates that its existing resources will be sufficient to meet its needs for working capital expenditures through at least fiscal 2001. In addition, the Company's chief executive officer and majority stockholder has committed to providing the personal financial resources necessary to enable the Company to meet all of its financial obligations as they become due through January 1, 2002. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to successfully launch its new product, grow revenue, attain operational efficiencies and sustain a profitable level of operations.

Loss Per Share

       The Company applies Statement of Financial Accounting Standards No. (Statement) 128, "Earnings Per Share." Statement 128 provides for the calculation of basic and diluted earnings (loss) per share. Basic earnings
(loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive.

Revenue Recognition

       Revenue from product sales, including hardware (with embedded software) and software, is recognized upon shipment unless contract terms call for a later date. The Company records an allowance to cover estimated warranty costs in cost of sales. Customers do not have the right of return except for product defects, and product sales are not contingent upon customer testing, approval and/or acceptance. The costs of providing post contract customer support are not significant. Revenue under service and development contracts is recorded as services are rendered. The Company's revenue recognition policies for software are in compliance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (SOP) 97-2, Software Revenue Recognition. In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 amended certain paragraphs of SOP 97-2 to require recognition of revenue using the "residual method" under certain circumstances. The adoption of SOP 98-9 did not have a significant impact on the Company's financial position or results of operations. Revenue under research arrangements with government agencies is recorded as revenue as services are rendered or products are shipped.

       Included in research and development revenue for the year ended December 31, 1998 and 1999 is $398 and $798, respectively, related to a contract with the National Security Agency ("NSA"). The Company is leading a joint effort with Atmel Corporation ("Atmel") and NSA to develop Forte, an ultra fast 32-bit cryptographic System On Chip (SOC) meeting certain minimum NSA specifications. The Company contracts with others to perform certain aspects of the project. All related project costs are expensed as research and development as incurred. The amounts received from the NSA are not refundable regardless of the results of the development efforts. No other amounts were recorded as research and development revenue during any of the periods presented. The related research and development costs are not separately identifiable; therefore the corresponding costs of the entire development effort are included in research and development expenses. Although no additional amounts related to the development of Forte are being received from NSA, the joint effort with Atmel and the NSA to develop Forte has continued.

       Revenue from time and material, network deployment service contracts is recognized on the basis of man-hours incurred plus other reimbursable contract costs incurred during the period.

       Revenue from network deployment products is recognized upon transfer of title, generally upon delivery. Product and service revenues from the Company's electric security systems contracts were recognized in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and certain production-type contracts". The Company recognized this revenue on a percentage of completion basis, based on estimated labor dollars incurred.

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

       The Company amortizes intangible assets relating to businesses acquired and costs in excess of the fair value of net assets of businesses acquired ("goodwill and other intangibles") using the straight-line method over the estimated useful lives of the intangible assets and business acquired. Amortization of goodwill and other intangibles was $1,448 and $2,828, respectively, for the years ended December 31, 1999 and 2000.

       The Company applies Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of Statement 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The estimate of fair value considers prices for similar assets and the results of valuation techniques to the extent available in the circumstances. The Company engaged the services of an independent valuation firm to do a valuation of Pulsar. This valuation was undertaken because the Company determined the integration of Pulsar would not be completed as planned, and the anticipated operating synergies would not be realized. Based on the results of the independent valuation, the Company recorded an impairment charge of $31.4 million in the fourth quarter of 2000, related to unamortized goodwill and other intangible assets acquired in the purchase of Pulsar. The remaining unamortized intangible assets of $783 acquired in the purchase of Pulsar will be amortized over the remainder of the original 10 year useful life.

Segment Reporting

       The Company applies Statement 131, "Disclosures about Segments of an Enterprise and Related Information", which requires entities to report financial and descriptive information about its reportable operating segments. The Company had historically operated in two business segments, information security solutions and electronic interconnect products. As of December 31, 1998, the Company's operations pertained only to its information security solution segment. On June 14, 1999, with the acquisition of Pulsar, the Company expanded into the network solution business segment (see note 7).

Accounting for Stock Options

       The Company applies the provisions of Statement 123, "Accounting for Stock-Based Compensation," which requires entities to recognize as expense over the vesting period the fair value as of the date of grant of all stock based awards. Alternatively, Statement 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and to provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25, under which compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, and provide the pro forma disclosure provisions of Statement 123 in its annual financial statements (see note 12).

Fair Value of Financial Instruments

       The Company applies the provisions of Statement 107, "Disclosures about Fair Value of Financial Instruments." Statement 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1999 and 2000, management believes the fair value of all financial instruments approximated carrying value, due to their short-term nature.

Income Taxes

       Prior to June 8, 1999, the Company had elected to be taxed as an S corporation under the provisions of Section 1362 of the Internal Revenue Code and used the accrual basis of reporting for income tax purposes. Accordingly, the Company had not provided for Federal income taxes since the liability was that of the shareholders. The Company was subject to state income taxes on earnings before taxes. The benefit for state income taxes was $95 for the year ended December 31, 1998.

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

Comprehensive Income

       The Company applies Statement 130, "Reporting Comprehensive Income." Statement 130 establishes rules for the reporting and display of comprehensive income and its components. The adoption of Statement 130 had no impact on the Company's consolidated financial statements as the Company has no transactions, other than net loss, that would be considered other comprehensive income.

Use of Estimates

       The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates.

New Accounting Standards

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Statement 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued Statement 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133", which defers the effective date of Statement 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of Statement 133. Although we continue to review the effect of the implementation of Statement 133 and Statement 138, we do not currently believe their adoption will have a material impact on our consolidated financial position or overall trends in results of operations, and do not believe adoption will result in significant changes to our financial risk management practices.

Reclassifications

       Certain reclassifications were made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.

(2) PULSAR ACQUISITION

       The Company entered into a stock acquisition agreement with Pulsar that was effected simultaneously with the Offering. This acquisition was completed on June 14, 1999. Litronic acquired all of the outstanding shares of Pulsar in exchange for 2,169,938 shares of the Company's common stock. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Pulsar have been included in the Company's consolidated financial statements from June 14, 1999. The excess of the purchase price over the fair value of the net assets acquired less the liabilities assumed, resulted in a total of $36.1 million recorded as goodwill and other intangible assets, to be amortized on a straight-line basis over 10-15 years (see note 1).

       The purchase price of the Pulsar acquisition of $23,870 or $11 per share was based on the fair market value of the common stock issued on June 14, 1999 and was allocated as follows:


Merger costs .....................................          $   (122)
Tangible assets ..................................             6,255
Liabilities and debt assumed .....................           (18,406)
Identifiable intangible assets and goodwill:
  Distribution Channel ...........................            12,048
  Customer Base ..................................            12,047
  Goodwill .......................................            12,048
                                                            --------
                                                              36,143
Market value of common stock issued ..............          $ 23,870
                                                            ========

       The Company allocated the purchase price to tangible assets, liabilities, identifiable intangible assets and goodwill based on management's estimates of the fair value.

       During the fourth quarter of 1999, the Company recorded approximately $300 of adjustments to increase goodwill related to the acquisition of Pulsar. The adjustments were primarily attributable to a reduction in the fair value of certain assets as compared to the amount originally estimated and the settlement of a pre-existing lawsuit for $140, net of a reimbursement from the former majority shareholder of Pulsar and were partially offset by reductions in certain accounts payable and accrued liabilities not determined necessary after further investigation. During the second quarter of 2000, the Company recorded approximately $331 of adjustments to increase goodwill related to the acquisition of Pulsar. The adjustments were primarily attributable to additions in certain accounts payable and accrued liabilities and the settlement of a pre-existing lawsuit.

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

                                                      YEAR ENDED          YEAR ENDED
                                                     DECEMBER 31,        DECEMBER 31,
                                                        1998                1999
                                                     ------------        ------------
Total revenue ..............................          $  87,185           $ 49,230
                                                      =========           ========
Net loss ...................................          $ (11,659)          $(11,713)
                                                      =========           ========
Net loss per share, basic and diluted ......          $   (1.20)          $  (1.19)
                                                      =========           ========

       As part of the Pulsar acquisition the Company assumed $12,422 in debt. The majority of the debt was paid on June 14, 1999. The remaining outstanding debt was paid in July 1999.

       See discussion on impairment of goodwill and other intangibles at Note 1.

(3) INVENTORIES

       A summary of inventories follows:

                                           DECEMBER 31,
                                        ------------------
                                        1999          2000
                                        ----          ----
Raw materials ................          $190          $258
Work-in-process ..............           136            86
Finished goods ...............           470           351
                                        ----          ----
                                        $796          $695
                                        ====          ====

(4) PROPERTY AND EQUIPMENT

       A summary of property and equipment follows:

                                                                           DECEMBER 31,
                                                                      ----------------------
                                                                       1999            2000
                                                                      ------          ------
Leasehold improvements .....................................          $   34          $   65
Machinery and equipment ....................................              68              68
Furniture and fixtures .....................................           1,308           2,140
                                                                      ------          ------
                                                                       1,410           2,273
Less accumulated depreciation and amortization .............             764           1,450
                                                                      ------          ------
                                                                      $  646          $  823
                                                                      ======          ======

(5) LONG-TERM DEBT

       A summary of long-term debt follows:

                                                                                          DECEMBER 31,
                                                                                     ----------------------
                                                                                      1999            2000
                                                                                     ------          ------
Revolving note payable to bank with maximum availability of $20 million, bearing interest at prime plus .625% (9.125% and 10.125% at
  December 31, 1999 and 2000, respectively) interest payable monthly through maturity on May 10, 2002; secured by substantially all assets
  of the Company ................................................................       312           1,509
Note payable for insurance financing due in nine monthly  payments
  beginning July 9, 1999 at an annual percentage rate of 5.93% ..................       169              --
Note payable for insurance financing due in nine monthly payments
  beginning July 9, 2000 at an annual percentage rate of 7.15%...................        --              12
Note payable for insurance financing due in eighteen monthly payments
  beginning July 9, 2000 at an annual percentage rate of 8.18% ..................        --             484
                                                                                     ------          ------
                                                                                        481           2,005
Less current installments .......................................................       481           1,986
                                                                                     ------          ------
                                                                                     $   --          $   19
                                                                                     ======          ======

       In June 1999 we entered into a three-year lending agreement with Guaranty Business Credit Corporation ("GBCC") permitting borrowings under a $20,000 secured revolving line of credit facility commencing on June 14, 1999. The agreement provided for an annual interest rate of prime plus .625%; and a pledge of substantially all of our personal and real property as collateral. Although the credit facility was for borrowings up to $20,000, under the terms of the agreement the amount of borrowing available to the Company was subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consisted of 85% of eligible accounts receivable plus the lesser of (a) 50% of the value of eligible on-hand inventory or (b) $1,000. As a result, the amount actually available to the Company at any particular time was significantly less than the full $20,000 credit facility due to the maximum borrowing limitation calculation. The agreement with GBCC included a number of covenants and restrictions that the Company was required to adhere to. These covenants and restrictions included maintenance of minimum levels of working capital, tangible net worth, and profitability. In addition, the agreement did not allow the Company to pay dividends. Our borrowings related to this agreement are included in current installments of long-term debt in the accompanying consolidated balance sheet.

       At December 31, 2000, the maximum borrowing limitation based on the Company's eligible collateral was $2,100. However, at December 31, 2000 the Company was not in compliance with the covenant related to net quarterly profits for the fourth quarter of 2000. During the first quarter of 2001 the Company requested and received a waiver for this violation. The Company amended the GBCC revolving line of credit facility effective as of March 31, 2001. Under the terms of the amended agreement, the maximum borrowings are $5,000. The amended agreement provides for an annual interest rate of prime plus .625%, and a pledge of substantially all of the Company's personal and real property as collateral. Although the credit facility is for borrowings up to $5,000, under the terms of the agreement the amount of borrowing available to the Company is subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consists of 35% of eligible accounts receivable. As a result, the amount actually available to the Company at any particular time may be less than the full $5,000 credit facility due to the maximum borrowing limitation calculation. The amended agreement with GBCC includes a number of covenants and restrictions that the Company is required to adhere to. These covenants and restrictions include maintenance of minimum levels of working capital, tangible net worth, and profitability. In addition, the amended agreement does not allow the Company to pay dividends.

       At December 31, 1999, the bank required the Company to maintain a $612 cash deposit at the bank. For balance sheet presentation purposes, the funds were reflected as restricted cash, as the Company had no access to the funds. Beginning in the second quarter of 2000, the bank no longer required the Company to maintain a cash deposit.

       The Company has entered into insurance premium financing agreements with Cananwill, Inc. for the payment of certain insurance premiums. The premiums being financed cover policy periods from twelve to twenty-four months. The insurance premium financing agreements are payable in nine installments and cover a policy period of twelve months, and the insurance premium financing agreement payable in eighteen installments covers a policy period of twenty-four months. These insurance premium financing agreements are secured by the proceeds of the policies being financed.

 (6) ACCRUED LIABILITIES

       A summary of accrued liabilities follows:

                                                       DECEMBER 31,
                                                  ----------------------
                                                   1999            2000
                                                  ------          ------
Professional fees ......................          $  212          $  334
Accrued vacation .......................             231             365
Accrued compensation ...................             432             426
Other ..................................             536             241
                                                  ------          ------
                                                  $1,411          $1,366
                                                  ======          ======

(7) BUSINESS SEGMENTS AND PRODUCT LINES

       In 1998 and prior to the acquisition of Pulsar in June 1999, the Company operated in one business segment. Subsequent to the acquisition of Pulsar, the Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales, and identifiable assets of these segments as of and for the years ended December 31, 1999 and 2000.

                                                                           TWELVE MONTHS ENDED
                                                                 -----------------------------------------
                                                                 DECEMBER 31, 1999      DECEMBER 31, 2000
                                                                 -----------------      ------------------
Revenue
  Information Security Products and Services ...............          $ 4,399                $ 7,424
  Network Solutions Market .................................           26,458                 31,932
                                                                      =======                =======

Cost of sales
   Information Security Products and Services ..............            2,009                  2,681
   Network Solutions Market ................................           24,059                 28,479
                                                                      =======                =======

                                                                 DECEMBER 31, 1999      DECEMBER 31, 2000
                                                                 -----------------      ------------------
Identifiable assets
   Information Security Products and Services ..............          $   798                  1,373
   Network Solutions Market ................................           41,684                  4,370
                                                                      =======                =======

       As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

       During the years ended December 31, 2000 and 1999, the Company had four distinct product lines: network deployment products, data security products, license and service, and electric security systems. During the year ended December 31, 1998, the Company had two distinct product lines: data security products and license and service. Following is a summary of total revenues by product line.

                                                                          TWELVE MONTHS ENDED
                                                               ------------------------------------------
                                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                   1998          1999           2000
                                                               ------------   ------------   ------------
Network deployment products ................................      $    --       $26,022        $31,668
Data security products .....................................        5,214         3,565          5,753
License and service ........................................        1,041           834          1,671
Electric security systems ..................................           --           436            264
                                                                  -------       -------        -------
     Total net product, license and service revenues .......      $ 6,255       $30,857        $39,356
                                                                  =======       =======        =======

       In July 2000 the Company decided to discontinue the electric security systems product line. The Company has not and does not anticipate incurring any significant expense as the result of this decision.

       Certain reclassifications were made to the above 1999 figures to conform to the 2000 presentation.

 (8) RELATED PARTY TRANSACTIONS

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

       On December 31, 1999, the Company had a note receivable from William Davis, the former majority shareholder of Pulsar, for $70. This note receivable was paid in full in the fourth quarter of 2000.

       In February 2000, KRDS leased a building to the Company for its corporate headquarters. The lease expires in February 2007 (see note 10). The facility has an annual rent of approximately $429.

(9) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

       Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 1998, 1999 and 2000, accounts receivable included $308, $5,386 and $3,732, respectively, due from the U.S. Government and related agencies. Sales to the U.S. Government and related agencies accounted for 82%, 91% and 81% of total revenues for the years ended December 31, 1998, 1999 and 2000, respectively.

       The Company had sales to three customers that represented 44%, 17% and 20% of 1998 total revenue, respectively. The Company had sales to two customers that represented 31% and 12% of 1999 total revenue, respectively. The Company had sales to one customer that represented 42% of 2000 total revenue. No other customers accounted for more than 10% of total revenue in 1998, 1999 or 2000. Trade accounts receivable aggregated $493, $3,378 and $1,191 from the aforementioned major customers as of December 31, 1998, 1999 and 2000, respectively.

(10) COMMITMENTS

       The Company leases office space under noncancelable operating leases. The terms of the leases range up to seven years. The following summarizes the future minimum lease payments under all noncancelable operating lease obligations:


Year ending December 31,
       2001 ............................               $  667
       2002 ............................                  575
       2003 ............................                  526
       2004 ............................                  429
       2005 and thereafter .............                  893
                                                       ------
                                                       $3,090
                                                       ======

       Rental expense under noncancelable operating leases was $310, $434 and $668 for the years ended December 31, 1998, 1999 and 2000, respectively. Rental expense and future minimum lease payments for the years 2000 and 2001 include offsetting income from subleases in the amounts of $126 and $153, respectively.

       In February 2000, the Company moved the corporate headquarters into a facility leased from a related party (see note 8). The remaining term on the previously existing lease extends until September 2001. In 1999, the Company recognized a net loss on the lease of $129; this loss includes offsetting subleases income.

(11) LOSS PER SHARE

       The calculation of diluted net loss per share under Statement 128 excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants. The following table sets forth potential common shares that were excluded from the diluted net loss per share calculation for the years ended December 31, 1998, 1999 and 2000 because they are antidilutive for the periods indicated:

                                            1998              1999              2000
                                            -----             -----             -----
Warrants .....................                --               370               370
Stock options ................               281               236               490
                                             ---               ---               ---
                                             281               606               860
                                             ===               ===               ===

(12) SHAREHOLDERS' EQUITY

STOCK OPTION PLANS

       Under the Company's 1998 and 1999 Employee Stock Option Plans ("the Plans") which were established in April 1998 and April 1999, respectively, the exercise price of options granted will not be less than the fair market value of the related common stock at the date of grant. The total number of shares of common stock available for grant under these Plans is 1,500,000 shares. All stock options granted have 10-year terms. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plan, each option granted under the 1998 Plan vested on December 31, 1998 as to 10-15%, plus an additional 2.5% for each year of service with the Company, and 20% each December 31 thereafter until fully vested. Unless otherwise provided by the Board of Directors, or a committee of the Board administering the Plan, each option granted under the 1999 Plan vests 20% on each one year anniversary from the date of grant.

WARRANTS

       Warrants to purchase 370,000 shares of common stock at $18.15 per share were issued to the underwriters as part of the Company's initial public offering to purchase. The warrants are exercisable at any time, in whole or in part, during the four-year period commencing on June 9, 2000.

OPTIONS

       Following is a summary of stock option transactions:

                                                                                   WEIGHTED
                                                                NUMBER              AVERAGE
                                                                  OF            EXERCISE PRICE
                                                                SHARES             PER SHARE
                                                                ------          --------------
Options outstanding at December 31, 1997 .........                 --                $  --
  Granted ........................................                285                 0.70
  Cancelled ......................................                 (4)                0.70
                                                                 ----
Options outstanding at December 31, 1998 .........                281                 0.70
  Granted ........................................                124                 8.64
  Cancelled ......................................                (53)                3.66
  Exercised ......................................               (116)                0.70
                                                                 ----
Options outstanding at December 31, 1999 .........                236                 4.17
  Granted ........................................                347                 5.43
  Cancelled ......................................                (65)                5.73
  Exercised ......................................                (28)                0.70
                                                                 ----
Options outstanding at December 31, 2000 .........                490                 5.05
                                                                 ====


       As of December 31, 1999 and 2000, the number of options exercisable was 57 at a weighted average exercise price of $0.70 and remaining contract life of
8.3 years and 61 at a weighted average exercise price of $2.55 and remaining contract life of 7.6 years, respectively.

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

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                 -----------------------------
                                                                  1999                  2000
                                                                 -------               -------
Net loss as reported .............................               $ 7,086               $41,405
Assumed stock compensation cost ..................                    77                   259
                                                                 -------               -------
Pro forma net loss ...............................               $ 7,163               $41,664
                                                                 =======               =======
Pro forma net loss per share-basic and diluted ...               $  1.02               $  4.22
                                                                 =======               =======

       The weighted-average fair value per option granted in 1999 and 2000 was $3.93 and $4.85, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 1999 and 2000: risk-free interest rate of 5.94% and of 6.08%; dividend yield of 0.00%; average expected lives of 6 and 5 years; and volatility of 1.21% and 1.38%, respectively. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company's stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

(13) EMPLOYEE RETIREMENT SAVINGS PLAN

       Effective January 1, 1998, the Company established a retirement plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees are able to contribute up to 20% of their compensation not to exceed the maximum IRS deferral amount. The Company may also match employee contributions at its discretion. During 1998, 1999 and 2000, the Company made contributions of $40, $86 and $142 to this plan, respectively.

(14) INCOME TAXES

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

       The provision (benefit) for income taxes from continuing operations is comprised of the following for the year ended December 31:

                                                            DECEMBER 31,
                                             --------------------------------------------
                                             1998                1999                2000
                                             ----                ----                ----
Current:
  Federal ....................               $ --                $ --                $ --
  State ......................                (95)                (43)                  6
  Foreign ....................                 --                  --                  --
                                             ----                ----                ----
          Total ..............               $(95)               $(43)               $  6
                                             ====                ====                ====


       Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The significant components of deferred income taxes are as follows:

                                                                          DECEMBER 31,
                                                            ----------------------------------------
                                                             1998            1999              2000
                                                            -----          -------           -------
Deferred tax assets
  Net operating loss carryforward ................          $  --          $ 1,165           $ 3,686
  Credit carryforward ............................             --               97               314
  Accrued expenses ...............................             --              236               433
                                                            -----          -------           -------
Total deferred tax assets ........................             --            1,498             4,433
  Less valuation allowance .......................             --           (1,498)           (4,433)
                                                            -----          -------           -------
  Net deferred tax assets ........................          $  --          $    --           $    --
                                                            =====          =======           =======

       The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences, net operating loss carryforwards and credit carryforwards where it is more likely than not that the Company will not receive future tax benefits. The net change in the valuation allowance for the year ended December 31, 1999 and 2000 was $1,498 and $2,935 respectively. The year 1999 was the first year that the Company has recorded deferred tax assets, as the Company was previously an S corporation and thus no deferred tax assets had been recorded prior to June 9, 1999.

       As of December 31, 2000, the Company has Federal and state net operating losses (NOL) carryforwards of approximately $10,300 and $3,300, respectively. These NOL carryforwards will expire through year 2020 for the Federal NOL and 2005 for the state NOLs. Additionally, the Company has Federal and state research and experimentation (R&E) credit carryforwards of approximately $170 and $140 respectively. These R&E Credit carryforwards expire through 2020 for the Federal R&E Credit and indefinitely for the state R&E Credit.

       Income tax expense differs from the amount computed by applying the Federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                                                YEAR ENDED DECEMBER 31
                                                                          ---------------------------------
                                                                          1998          1999           2000
                                                                          ----          ----           ----
Statutory tax rate .............................................          (34%)          (34%)          (34%)
Goodwill amortization and impairment of goodwill and other
intangibles ....................................................           --             10%            32%
S corporation not subject to taxes .............................           34%            --             --
Change in valuation allowance ..................................           --             30%             7%
State income taxes, net ........................................         (1.5%)           (6%)           (5%)
Research and experimentation credit ............................           (4%)           --             --
Other ..........................................................          (.5%)            1%            --
                                                                          ---            ---            ---
     Effective tax rate ........................................           (6%)            1%            --%
                                                                          ===            ===            ===

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

(15) CONTINGENT LIABILITIES

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

       We are involved from time to time in various litigations that arise in the ordinary course of business. We are not currently involved in any litigation that we believe will have a material impact on our results of operations, financial condition or liquidity.

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

       The Company recently received a notice from Microsoft pertaining to alleged sales of unlicensed copies of Microsoft Office. The software in question was purchased from a major computer hardware manufacturer and was resold to one of the Company's customers in a package that included both hardware and software. The Company is currently investigating the matter, and does not anticipate that the outcome will have a material impact on its results of operations, financial condition or liquidity.

(16) RETIRED SHARES

       As part of the Stock Acquisition Agreement dated February 9, 1999, whereby Litronic acquired all of the outstanding stock of Pulsar, Lillian Davis, as a selling shareholder of Pulsar, agreed to indemnify the Company for certain damages if incurred by the Company as specified in the Stock Acquisition Agreement. In November 2000, the Company entered into an agreement with Ms. Davis, a shareholder of the Company, whereby she would, in consideration for a release from specific potential indemnity obligations, transfer 141,573 shares of the Company's common stock to the Company for cancellation. The release was for specific potential indemnity obligations and Ms. Davis was not released from any potential indemnity obligations outlined in the Stock Acquisition Agreement that were not specified in the release. The 141,573 shares of stock subject to the agreement were transferred to the Company in December 2000 and retired.

(17) SUBSEQUENT EVENT

       On February 9, 2001, the Company signed a term sheet to merge with privately held BIZ Interactive Zone, Inc. ("BIZ"), a provider of Internet security solutions for finance, health care, business, e-commerce and entertainment. Consummation of the transaction is subject to the execution of a definitive agreement, approval by Litronic's and BIZ's stockholders and other normal closing conditions. The proposed merger will be accounted for under the purchase method of accounting.

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2000 and 1999 is as follows:

                                                                                     Basic and
                                                                                      Diluted
                                Net              Gross              Net                loss
                              revenues           profit             loss             per share
2000:
      Fourth quarter          $ 10,473          $  2,062          $(33,872)          $(3.45)
      Third quarter             15,111             2,760            (1,652)           (0.17)
      Second quarter             9,050             2,439            (2,420)           (0.24)
      First quarter              4,722               935            (3,461)           (0.35)
                              --------          --------          --------
      Total                   $ 39,356          $  8,196          $(41,405)
                              ========          ========          ========

1999:
      Fourth quarter          $ 11,370          $  1,217          $ (3,215)          $(0.33)
      Third quarter             16,128             2,775            (1,379)           (0.14)
      Second quarter             2,747               713            (1,519)           (0.31)
      First quarter              1,410               882              (973)           (0.25)
                              --------          --------          --------
      Total                   $ 31,655          $  5,587          $ (7,086)
                              ========          ========          ========

                                                                     SCHEDULE II

                         LITRONIC INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              ADDITIONS
                                                BALANCE AT    CHARGED TO     ADDITIONS    DEDUCTIONS--
                                                BEGINNING     COSTS AND        DUE TO       AMOUNTS       BALANCE AT
DESCRIPTION                                     OF PERIOD     EXPENSES      ACQUISITION   WRITTEN OFF   END OF PERIOD
-----------                                     ----------    ----------    -----------   -----------   -------------
Year Ended December 31, 1998
Allowance for doubtful accounts ........          $  --          $ 14          $  --          $  --          $ 14
                                                  =====          ====          =====          =====          ====
Year Ended December 31, 1999
Allowance for doubtful accounts ........          $  14          $327          $ 194          $ 145          $390
                                                  =====          ====          =====          =====          ====
Year Ended December 31, 2000
Allowance for doubtful accounts ........          $ 390          $286          $ ---          $ 408          $268
                                                  =====          ====          =====          =====          ====

                                    EXHIBITS

EXHIBIT                                                                                        PAGE
NUMBER        DESCRIPTION                                                                      NUMBER
-------       -----------                                                                      ------
3.1           Certificate of Incorporation, as amended on February 5, 1999
              (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on Form S-1 filed with the
              Commission on or about February 11, 1999).

3.2 Bylaws of the Registrant (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on Form S-1 filed with the Commission on or about February 11,
              1999).

3.3           Form of Amended and Restated Certificate of Incorporation
              (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999).

4.1 Registration Rights Agreement (incorporated by reference to exhibit of the same number contained in Registrant's Registration
              Statement on Form S-1 filed with the Commission on or about
              February 11, 1999).

4.2 Warrant Agreement (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999).

4.3 Stock Certificate (incorporated by reference to exhibit of the same number contained in Registrant's Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999).

10.01 Employment Agreement with Kris Shah (incorporated by reference to exhibit of the same number contained in Registrant's Registration
              Statement on Form S-1 filed with the Commission on or about
              February 11, 1999).

10.02         Award Contract between Maryland Procurement Office and Litronic
              Industries, Inc. dated June 27, 1997 (incorporated by reference to
              Exhibit 10.11 contained in Registrant's Registration Statement on
              Form S-1 filed with the Commission on or about February 11, 1999).

10.03         Sublease Agreement between Litronic Industries, Inc. and E. I. du
              Pont de Nemours and Company dated October 20, 1997 (incorporated by reference to Exhibit 10.14 contained in Registrant's
              Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999).

10.04         Litronic Industries, Inc. Stock Option Plan dated April 1, 1998
              (incorporated by reference to Exhibit 10.24 contained in Registrant's Registration Statement on Form S-1 filed with the
              Commission on or about February 11, 1999).

10.05         Litronic Industries, Inc. Stock Option Plan dated February 9, 1999
              (incorporated by reference to Exhibit 10.25 contained in Registrant's Registration Statement on Form S-1 filed with the
              Commission on or about February 11, 1999).

10.06         Modification dated February 3, 1999 of Original GSA Contract
              GS-35F-4232D dated May 3, 1996 (incorporated by reference to
              Exhibit 10.26 contained in Registrant's Registration Statement on
              Form S-1 filed with the Commission on or about February 11, 1999).

10.07         Deed of Lease Agreement between Pulsar Data Systems, Inc. and
              Massachusetts Mutual Life Insurance Company dated August 11, 1998
              (incorporated by reference to Exhibit 10.27 contained in Registrant's Registration Statement on Form S-1 filed with the
              Commission on or about February 11, 1999).

EXHIBIT                                                                                        PAGE
NUMBER        DESCRIPTION                                                                      NUMBER
-------       -----------                                                                      ------

10.08         Dallas Semiconductor Standard Consulting Agreement dated February
              2, 1999 between Litronic and Dallas Semiconductor Corporation
              (incorporated by reference to Exhibit 10.37 contained in Registrant's Registration Statement on Form S-1 filed with the
              Commission on or about February 11, 1999).

10.09         Basic Ordering Agreement dated April 16, 1998 between the United
              States of America and Litronic (incorporated by reference to Exhibit 10.38 contained in Registrant's Registration Statement on
              Form S-1 filed with the Commission on or about February 11, 1999).

10.10         Nonexclusive Distributor Agreement dated April 27, 1999 among
              Litronic and Itochu Techno-Science Corporation and Itochu
              Corporation (incorporated by reference to Exhibit 10.39 contained in Registrant's Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999).

10.11 Equipment Purchase, Software License and Maintenance Agreement dated April 20, 1999 between Bank of America and Litronic
              (incorporated by reference to Exhibit 10.40 contained in Registrant's Registration Statement on Form S-1 filed with the
              Commission on or about February 11, 1999).

10.12 Nonexclusive reseller agreement dated as of April 1, 1999 between Litronic and South African Certification Agency (incorporated by reference to Exhibit 10.41 contained in Registrant's Registration
              Statement on Form S-1 filed with the Commission on or about
              February 11, 1999).

10.13         Loan and Security Agreement dated as of May 10, 1999 between
              Litronic and Fidelity Funding Inc. (incorporated by reference to
              Exhibit 10.42 contained in Registrant's Registration Statement on
              Form S-1 filed with the Commission on or about February 11, 1999).

10.14         Lease agreement between KRDS, Inc., and the Company, dated January
              2, 2000.

10.15         Strategic Development & Marketing Alliance Agreement between B12
              Interactive Zone, Inc., and the Company, dated September 5, 2000.

21            Subsidiaries of the Registrant.