Form 10-K/A
period 2000-12-31
LITRONIC INC
filed 2001-04-30
CIK 1078717

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

       Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

       The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $19,911,872 on April 11, 2001, based upon the closing sale price of such stock on April 11, 2001.


       Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


       As of April 11, 2001:


       Common Stock: 9,747,526 Shares


       DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended: None.


================================================================================

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION


       For purposes of this Annual Report on Form 10-K/A, references to "we," "us," "our," "Litronic" and the "Company" shall mean or refer to Litronic Inc. In addition, unless the text indicates otherwise, the term "Litronic" refers to Litronic Inc. and its subsidiaries.

       This Annual Report on Form 10-K/A contains certain statements which are not historical in nature, and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are principally contained in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and include, without limitation, statements relating to (i) anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and general, administrative and selling expenses); (ii) our ability to finance our working capital requirements;
(iii) our business strategy for expanding our presence in the Internet data security market; and (iv) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the Internet data security market; (ii) changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the proposal management and contract support services markets; and (v) various other factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described elsewhere in this document, there can be no assurance that the actual results will not differ materially from such forward-looking statements contained herein.

       When used in this report, the words "anticipate," "believe," "intends," "estimate," and "expect" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important facts herein identified, among others, and other risks and factors identified from time to time in our reports filed with the Securities and Exchange Commission.


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

Requirements for End-to-End Data Security


       Today's client operating systems and Internet protocol-based networks often lack basic security and key Internet security features such as data privacy and integrity, identification, authentication, non-repudiation and auditing.


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


       PCMCIA cards are parallel computer peripherals similar in size to a credit card, though thicker, which contain multiple microprocessor chips. PCMCIA cards have greater storage capacity, a higher data exchange rate and greater processing power than conventional smart cards and therefore are capable of performing advanced cryptographic functions that cannot be performed on a conventional smart card. These advanced functions allow for use of more powerful algorithms and thus provide for a greater overall level of security through the use of PCMCIA cards.

       We are currently leading a joint effort with Atmel Corporation and the National Security Agency to develop Forte, an ultra fast 32-bit cryptographic System On Chip ("SOC"). We are embedding the Forte SOC into our new Forte smart card, which we expect will be the fastest and most cryptographically advanced PKI card. We anticipate that Forte will provide PCMCIA level performance at a price competitive with advanced smart cards. Forte is also being designed to be International Standards Organization compliant and therefore able to be used in conventional reader/writers as well as new high performance universal serial bus
(USB) readers.


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

Server Acceleration


       With the growth of Internet business, the need for secure web sites and servers has become paramount for building confidence in e-commerce and protecting sensitive government and corporate information. While various protocols are available, secure socket layer ("SSL") is the most widely used protocol for securing web connections. However, due to the intensive public key operations required during the SSL handshake, web server performance decreases dramatically resulting in slower response times and a reduced number of transactions. With server acceleration, a hardware board in the server dramatically increases performance and improves server response time. SSL sessions are then processed significantly faster and no longer drain system resources for authentication functions. By incorporating multiple on-board processor chips on one board, organizations can eliminate the need for additional server platforms.


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


       - Platforms -- our security products may be used with many different computer types and operating systems, such as, Windows and UNIX.


       - Applications -- our security products may be used with various software applications, such as, e-mail, e-commerce, database systems and word processors.

       - Tokens -- our security products function with various types of tokens, such as, software tokens, USB tokens and smart cards.


       As a result of this open architecture, these products are compatible with virtually all commonly used network hardware. Algorithm independence allows our products to be tailored to numerous encryption algorithms through software selection. As a result, our libraries, drivers and security devices are compatible with a variety of encryption algorithms and popular software applications and operating systems. We develop and embed these cryptographic technologies in a multitude of devices and tokens, including smart cards, PKI cards, PCMCIA cards, embedded industry standard architecture, or ISA, and peripheral component interconnect, or PCI, bus cards. We are also working with other companies to implement use of PCMCIA cards, PKI cards and smart cards to support biometric technologies such as fingerprint and voice recognition. These products provide the added protection of a security token utilizing public-key cryptography, key exchange techniques and electronic signatures on the most popular operating systems and hardware platforms. In addition, our technologies permit functions to be scaled as performance and pricing requirements dictate.


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

Token Reader/Writers


       A token reader/writer is a hardware component that electronically reads the content of a smart card, PCMCIA card or PKI card. We manufacture several different types of reader/writers. Following is a brief description of their features.


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

       Our customer base includes:


            Bank of America, N.A.
            BIZ Interactive Zone, Inc.
            Booz Allen & Hamilton Inc.
            British Telecom
            Federal National Mortgage Association
            Deloitte & Touche LLP
            Executive Offices of the President of the United States Federal Bureau of Investigation
            Lockheed Martin Corporation
            Los Angeles Film Office.
            Lucent Technologies, Inc.

            Nippon Telephone and Telecommunications Data Corporation
            VeriSign
            U.S. Army Corps of Engineers
            National Security Agency


       During the year ended December 31, 2000, we derived 42% of our consolidated revenue from the United States Immigration and Naturalization Service.


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


       -      Conduct joint research and development efforts; and


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


       We currently have three patents issued by the U.S. Patent and Trademark Office, and five patent applications pending with the U.S. Patent and Trademark Office that cover aspects of data security technology. In addition, we have one patent pending foreign ("PCT") patent application. Prosecution of these patent applications and any other patent applications that we may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from the filing of a patent application is a lengthy process.


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

RECENT DEVELOPMENT


       In February 2001, we signed a Term Sheet with BIZ Interactive Zone, Inc., or BIZ, relating to our proposed merger whereby Litronic Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company, will merge with and into BIZ. BIZ will become a wholly owned subsidiary of Litronic. On February 12, 2001, we issued a press release regarding our proposed merger with BIZ.


ITEM 2. PROPERTIES


       We are headquartered in Irvine, California where we currently lease approximately 20,702 square feet of office space for our executive offices with a lease expiring in February 2007. Our facility has an annual rent of $428,865 and a lease term of seven years. The facility is leased from KRDS, a related party. In addition, we will conduct a significant portion of our operations at Pulsar's offices in our 12,700 square foot Lanham, Maryland facility, which we use as office space for our executive offices and as warehouse space, under a lease that expires in August 2003 with an annual rent of $145,740. We are also subletting our former headquarters of 12,000 square feet in Irvine, California. The lease for our former headquarters expires in September 2001. In June of 2000, we opened a sales office in Virginia. That facility has a monthly rent of $9,420 with a lease expiring in May 2001.


ITEM 3. LEGAL PROCEEDINGS

       We are involved from time to time in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe will have a material impact on our results of operations, financial condition or liquidity, including the following:


       On January 16, 1998, G2 Resources Inc., or G2, filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claims that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provides that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery, G2 asserted that its losses/costs arising out of its claim amounted to approximately $10.3 million. Pulsar has asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC, or Classical, intervened in the case. Classical claims that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar has asserted defenses to Classical's claim. The Company believes that the claims of G2 and Classical against Pulsar are without merit and intends to continue to vigorously defend against the claims. If G2 or Classical were to prevail in this lawsuit, our business and financial condition could be materially adversely affected.


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

       On April 11, 2001, the last reported sale price for our common stock on The Nasdaq National Market was $4.00. As of April 11, 2001, the approximate number of holders of record of the common stock was 80. During the two most recent fiscal years, the Company has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future.

       High and low prices for the last eight quarters are as follows:

                                                            HIGH        LOW
                                                            ----        ---
Fiscal quarter ended June 30, 1999 ....................    $11.13     $ 6.56
Fiscal quarter ended September 30, 1999 ...............    $11.44     $ 4.16
Fiscal quarter ended December 31, 1999 ................    $ 9.88     $ 4.00
Fiscal quarter ended March 31, 2000 ...................    $26.00     $ 8.72
Fiscal quarter ended June 30, 2000 ....................    $17.38     $ 6.69
Fiscal quarter ended September 30, 2000 ...............    $ 9.50     $ 2.94
Fiscal quarter ended December 31, 2000 ................    $ 7.81     $ 2.34
Fiscal quarter ended March 31, 2001 ...................    $ 6.59     $ 2.50

       Sales of Registered Securities and Use of Proceeds. During June 1999, the Company completed its initial public offering of 3,700,000 shares of its common stock. The offering date was June 9, 1999. The Offering was closed on June 14, 1999.

       The lead underwriters in the offering were Bluestone Capital Partners, L.P. and Pacific Crest Securities Inc. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-72151), which was declared effective by the Securities and Exchange Commission on June 9, 1999.


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
                                                          ===========   ===========    ===========     ===========     ===========

----------


(1) On June 14, 1999, we completed the acquisition of Pulsar Data Systems, Inc. All outstanding shares of Pulsar were exchanged for 2,169,938 shares of the our common stock. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Pulsar have been included in our consolidated financial statements from June 14, 1999. We have determined that the integration of Pulsar will not be completed as planned. Based on the results of an independent valuation, we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in connection with our acquisition of Pulsar.


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


       PRODUCT GROSS MARGIN. Product gross margin decreased as a percentage of net product revenue from 46% during 1998 to 14% during 1999 and increased to 19% during 2000. The decrease from 1998 to 1999 was primarily attributable to the mix of low-margin versus high-margin products sold during 1999. During 1999 network deployment products represented 88% of product revenue as compared to data security products that represented 12% of product revenue. The increase from 1999 to 2000 was primarily attributable to the proportionately higher increase in revenue related to data security products as compared to network deployment products. During 2000, network deployment products represented 85% of product revenue as compared to data security products that represented 15% of product revenue. Margins from the sale of data security products are significantly greater than the margins from the sale of network deployment products.


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

       We believe that existing cash and cash equivalents and the current availability under our amended $5.0 million revolving line of credit will be sufficient to satisfy our contemplated cash requirements for the next twelve months. Our amended $5.0 million revolving line of credit facility contains various covenants and restrictions including those noted above. As of December 31, 2000, the Company was not in compliance with certain covenants, and has obtained a waiver of these covenants. If we do not maintain our amended $5.0 million revolving line of credit, or receive waivers for future covenant violations, we may seek additional capital from one or more of the following sources:


       - Company merger -- In February 2001, we signed a Term Sheet with BIZ relating to our proposed merger. We will be the surviving entity after the proposed merger is complete and will be renamed SSP Solutions, Inc. We anticipate that the combined entity will be in a more favorable position to access capital markets. If the merger is not completed in a timely manner or not at all, we may seek additional capital on terms less favorable than if the merger were completed in a timely manner.


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

       New Accounting Standards


       In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 138"). Although we continue to review the effect of the implementation of SFAS 133 and SFAS 138, we do not currently believe their adoption will have a material impact on our consolidated financial position or overall trends in results of operations, and do not believe adoption will result in significant changes to our financial risk management practices.


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

THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND THE EXISTENCE OF REGISTRATION RIGHTS COULD DEPRESS THE MARKET FOR OUR COMMON STOCK.


       The possibility that a substantial number of additional shares of common stock may become tradable in the public market in the future may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of equity securities. The shares that are restricted from trading, pursuant to agreement with the underwriter in our initial public offering, became available for sale in June 2000 and over succeeding months. We cannot predict the effect, if any, that sales of these additional securities or the availability of these additional securities for sale will have on the market prices prevailing from time to time. In addition, the representatives of the underwriters in our initial public offering were also granted registration rights, which commenced in June 2000 and provided for the registration under the Securities Act of 1933, as amended, of the securities issuable upon exercise of the representatives' warrants. The exercise of these rights could result in substantial expense to us. Furthermore, if the representatives exercise their registration rights, they will be unable to make a market in our securities for up to nine days before the initial sales of the warrants until the discontinuation of sales. If the representatives cease making a market, the market and market prices for the securities may be adversely affected and the holders of these securities may be unable to sell them.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        Set forth below is information regarding our executive officers and directors and other key employees.

            NAME                  AGE                    POSITION
            ----                  ---                    --------
Kris Shah....................      61    Chairman of the Board, Chief Executive Officer and
                                         President
Roy Luna.....................      50    Chief Financial Officer
James Prohaska...............      52    Vice President, Sales
Robert J. Gray...............      64    Vice President, Product Development
William S. Holmes............      55    Vice President, Marketing
Gregg Amber(1)(2)............      44    Secretary and Director
Matthew Medeiros(1)(2).......      45    Director

----------

(1)     Member of audit committee.

(2)     Member of compensation committee.

        Kris Shah is our chairman of the board, chief executive officer and president. Mr. Shah has been our chairman of the board and chief executive officer since he founded the company in 1970 and took over the position of president after Mr. Davis, our former president resigned in September 2000. Mr. Shah's career has involved every major aspect of circuit design and chip packaging technology, including research and development, manufacturing, engineering, marketing and strategic planning. Before forming Litronic, Mr. Shah held management level positions at Hughes Aircraft Co., Fiberite Inc. and Bell Industries, Inc. Mr. Shah holds B.S. and M.S. degrees in mechanical engineering from the University of Southern California.

        Roy E. Luna is our chief financial officer. Mr. Luna joined our company in January 2000 as our chief financial officer. From June 1995 to December 1999, Mr. Luna was primarily involved in pursuing personal interests. From May 1992 to May 1995, Mr. Luna held the position of senior vice president and chief financial officer of CareLine, Inc. CareLine was a publicly traded company involved in emergency medical transportation. Mr. Luna was one of three original founders of CareLine. Prior to May 1992, Mr. Luna held a variety of financial management positions. Mr. Luna is a certified public accountant and holds a B.A. degree in Business Administration from California State University, Fullerton.

        James S. Prohaska is our vice president, sales. Mr. Prohaska joined our company in December 1999. From September 1998 to November 1999, Mr. Prohaska was executive vice president of Aliroo, Inc., an international document security software provider. At Aliroo, Mr. Prohaska was responsible for all aspects of sales and marketing. From May 1990 to September 1998, Mr. Prohaska was our director of business development. As director of business development, Mr. Prohaska was responsible for developing customer relationships, directly pursuing major sales opportunities and supervising other individuals involved in the sales process. Before May 1990, Mr. Prohaska held a number of sales and marketing positions at firms such as Tektronix Inc., United Telecom Corp./Megatek Division and Genisco Computers. He holds a B.A. degree in economics from George Mason University and completed advanced postgraduate studies in business management at the University of Virginia.

        Robert J. Gray is our vice president, product development. Mr. Gray joined our company in May 1990. Mr. Gray served as president of Cyphernet, Inc., a division of Codercard, Inc., a data security company, from January 1985 to May 1990. Mr. Gray has also served as president of Genisco Computers Corp., a manufacturer of computer graphics and imaging hardware for the computer aided design, image processing and simulation markets. After obtaining his education in meteorology, oceanography and computer sciences from various military schools including the Naval Postgraduate School in Monterey, California, Mr. Gray served as an officer in the U.S. Navy for 22 years, specializing in meteorology and computer sciences.

        William S. Holmes is our vice president, marketing. Mr. Holmes joined our company in October 1998 as vice president, marketing and sales. From September 1996 to October 1998, Mr. Holmes served as vice president, sales and marketing for Gigatron Software Corporation, a private information management company. From April 1996 to September 1996, Mr. Holmes served as consultant to Novaquest Infosystems Inc., a computer reseller. From October 1985 to April 1996, Mr. Holmes served as vice president, managing director of California Software Products, Inc. From June 1984 to October 1985, Mr. Holmes served as sales manager of Data Logic Ltd., a subsidiary of Raytheon Corporation. From February 1971 to June 1984, Mr. Holmes served in project management for International Computer Limited in England and South Africa. Mr. Holmes attended Watford College of Technology in England.

        Matthew Medeiros has been serving as one of our directors since June 1999. Since February 1998, Mr. Medeiros has served as chairman and chief executive officer of Phillips Flat Display Systems. Before joining Phillips, Mr. Medeiros served as vice president and general manager for the optical polymers group, and as vice president of business development for the electronic materials division of Allied Signal Inc. from January 1996 to February 1998. Mr. Medeiros served as an executive officer of Radius, Inc., including as its vice president and general manager, MacIntosh systems, and as its vice president, operations and information systems, from March 1993 to January 1996. Mr. Medeiros also previously served in executive positions with Radius, Inc., NeXT Computer and Apple Computer, Inc. in which positions he developed an extensive background in personal computer manufacturing, operations and materials management. Mr. Medeiros holds a B.S. degree in business administration, management science and finance from the University of San Francisco.

        Gregg Amber has served as our secretary since March 2000 and was appointed as a director in April 2000. Mr. Amber is currently a partner with the law firm of Rutan & Tucker, LLP. From December 1999 until July 2000, Mr. Amber was the senior vice president, secretary and general counsel for ZLand.com, Inc. From March 1998 through November 1999, Mr. Amber was a partner with the law firm of Rutan & Tucker, LLP. Prior to that time, and since June 1995, he was a partner with the law firm of Snell & Wilmer LLP. Mr. Amber holds a B.A. degree in political science and mathematics from Principia College and a J.D. from Stanford Law School.

        There are no family relationships among our officers and directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder, require the directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission, initial reports of ownership and reports to changes in ownership of our common stock and other equity securities, and to furnish us with copies of all Section 16(a) forms they file.

        During the fiscal year ended December 31, 2000, Robert Gray, our vice president, product development, and James Prohaska, our vice president, sales, each failed to file on a timely basis, a Statement of Changes in Beneficial Ownership on Form 4. In addition, the Kris and Geraldine Shah Family Trust, the holder of more than 10% of our outstanding shares of common stock, failed to file on a timely basis, a Statement of Changes in Beneficial Ownership on Form
4. Each of the transactions that were not reported on a timely basis, were subsequently reported.

        To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2000, our officers, directors and beneficial owners of more than 10% of a registered class of our equity securities complied with all other Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.


        The following table sets forth information concerning compensation paid to our chief executive officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us in all capacities during the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                  COMPENSATION AWARDS
                                                ANNUAL COMPENSATION             ------------------------
                                        ------------------------------------                  SECURITIES
                                        FISCAL                                     OTHER      UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR         SALARY          BONUS     COMPENSATION    OPTIONS
---------------------------             ------       --------        -------    ------------  ----------
Kris Shah,                               2000        $184,375            --           *             0
  Chairman of the Board, Chief           1999        $201,176            --           *             0
  Executive Officer and President        1998        $231,998            --           *             0
Roy Luna,                                2000        $124,083            --           *        20,000
  Chief Financial Officer(1)
James Prohaska(2)                        2000        $151,206            --           *         2,500
Vice President, Sales                    1999        $ 14,583            --           *        17,500
Robert J. Gray,                          2000        $119,583            --           *        10,000
  Vice President, Product                1999        $101,329            --           *            --
  Development
William S. Holmes,                       2000        $110,000        $1,000           *         8,388
  Vice President, Marketing              1999        $127,599            --           *            --

----------

* The executive officers also received other fringe benefits from us in their capacities as executive officers; however, those benefits were less than $50,000.

(1)     Mr. Luna joined our company in January 2000.

(2)     Mr. Prohaska joined our company in December 1999.

OPTIONS GRANTED IN LAST FISCAL YEAR

        The following table provides information regarding options granted in the fiscal year ended December 31, 2000 to the executive officers named in the summary compensation table. We did not grant any stock appreciation rights in the year ended December 31, 2000. This information includes hypothetical potential gains from stock options granted in fiscal 2000. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of our common stock price over the 10-year life of the stock options granted in 2000. These assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.

                                                         PERCENTAGE                                            POTENTIAL
                                                            OF                                              REALIZABLE VALUE
                                                           TOTAL                                            AT ASSUMED RATES
                                        NUMBER OF         OPTIONS                                            OF STOCK PRICE
                                        SECURITIES       GRANTED TO     EXERCISE                            APPRECIATION FOR
                                        UNDERLYING        EMPLOYEES       PRICE                              OPTION  TERM(3)
                            GRANT        OPTIONS          IN FISCAL        PER         EXPIRATION         ----------------------
NAMED OFFICER                DATE       GRANTED(1)         YEAR(2)        SHARE           DATE               5%           10%
-------------              --------    ------------      -----------    ----------     ----------         --------      --------
Kris Shah                        --               0             --              --             --               --            --
Roy Luna                   01/04/00          20,000            6.8%       $   8.72       01/04/10         $109,600      $278,000
James Prohaska             04/17/00           2,500              *        $   6.88       04/17/10         $ 10,825      $ 27,400
Robert J. Gray             04/17/00          10,000            3.4%       $   6.88       04/17/10         $ 43,300      $109,600
William S. Holmes          04/17/00           8,388            2.8%       $   6.88       04/17/10         $ 36,320      $ 91,932

--------

*       Less than 1%.

(1) Options vest 20% annually over five years commencing one year from grant date.

(2) Based on options to purchase 294,388 shares granted to our employees during the fiscal year ended December 31, 2000.

(3)     Calculated using the potential realizable value of each grant.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

        The following table provides information regarding stock options exercised in the fiscal year ended December 31, 2000 by the executive officers named in the summary compensation table, as well as the number of exercisable and unexercisable in-the-money stock options and their values at fiscal year end. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option.

                                                          NUMBER OF
                                                    SECURITIES UNDERLYING                  VALUE OF UNEXERCISED
                        SHARES                      UNEXERCISED OPTIONS AT                 IN-THE-MONEY OPTIONS
                       ACQUIRED                        DECEMBER 31, 2000                  AT DECEMBER 31, 2000(1)
                          ON        VALUE       ------------------------------        -------------------------------
NAME                   EXERCISE    REALIZED     EXERCISABLE      UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
----                   --------    --------     -----------      -------------        -----------       -------------
Kris Shah                    0            0                0                 0            $     0            $     0
Roy Luna                     0            0                0            20,000            $     0            $     0
James Prohaska               0            0            3,500            16,500            $     0            $     0
Robert J. Gray               0            0                0            10,000            $     0            $     0
William S. Holmes            0            0            5,806            14,194            $10,451            $10,451

----------

(1) Based on the last reported sale price of underlying securities ($2.50) on December 29, 2000 (the last trading day during 2000) as reported by Nasdaq, minus the exercise price of the options.

EMPLOYMENT AGREEMENTS

        Kris Shah has entered into a two-year employment agreement with us, effective as of June 9, 1999. This agreement provides that after the initial term, it will automatically renew for successive one-year terms unless it is terminated by us or by the employee through written notice given to the other party 90 days before the expiration of the then current term. Our board of directors may adjust Mr. Shah's salary. Mr. Shah is also entitled to receive an annual bonus award of $100,000 if we have earnings of $2.5 million or more and an additional $37,500 for each additional $1.0 million of earnings in excess of $2.5 million. In making the calculation for the bonus, we will measure earnings before interest and taxes and will add back the amortization of goodwill and other intangibles.

        Mr. Shah's employment agreement provides that, in addition to being terminated through the notice feature described above, employment may be terminated as follows:

        - by Mr. Shah if he has good reason to terminate the agreement. Good reason exists if:

                - Mr. Shah is relieved of his position as, or is not reappointed as, an officer of our company;

                - Mr. Shah's title, office or responsibilities change substantially;

                - Mr. Shah's base salary is reduced to an amount that is less than $175,000 or by more than 10%;

                -       we fail to maintain our employee benefit plan;

                - we sell or transfer our company and fail to obtain the successor's assumption of the employment agreement; or

                - we fail to comply with a material term of the employment agreement and fail to cure the default after appropriate notice.

        - by us if we determine that due cause for termination exists. Due cause exists if we find that Mr. Shah:

                -       intentionally misapplied our money or property;

                -       committed an act of dishonesty that harmed us;

                - was convicted of a felony or a crime involving moral turpitude;

                - has used a controlled substance, including alcohol, which affects his ability to perform his job duties; or

                -       breached the terms of the employment agreement.

        - Additionally, we can terminate the terms of the agreement upon Mr. Shah's:

                -       death;

                - disability for more than 180 days after we give 30 days' notice of our intention to terminate the employment agreement; or

                -       retirement.

        We may be obligated to make payments to Mr. Shah upon termination of employment depending on the circumstances surrounding the termination. If the employment agreement is terminated by Mr. Shah after giving notice, by us for cause, or by Mr. Shah in breach of the agreement, we will not be obligated to pay any compensation after the termination date, except:

        -       employee benefits;

        - unpaid base salary that Mr. Shah has earned which we have not paid; and

        -       vested stock options.

        If the employment agreement is terminated by Mr. Shah for good reason or by us through a constructive termination, we will be obligated to pay Mr. Shah:

        - his annual salary for the greater of the balance of the term of the employment agreement or for a period of two years;

        - a pro rata bonus for the fiscal year in which the termination occurs;

        - continuing medical and life employee benefits for six months after the termination; and

        -       vested stock options.

        The employment agreement also contains non-compete, confidentiality and non-disclosure clauses designed to protect our intellectual property. Additionally, the agreement contains a provision designed to preclude Mr. Shah from claiming rights to any products or technologies he developed while in our employ or for a two-year period following his termination.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The compensation committee of the board of directors has submitted the following report with respect to the executive compensation policies established by the compensation committee and compensation paid or awarded to executive officers for the fiscal year ended December 31, 2000.

        The compensation committee establishes the compensation level for our company's chief executive officer and other executive officers based upon its discretion, taking into account factors it deems appropriate, such as competitive factors, attainment of our company's established financial performance criteria, long term financial and strategic goals and the implementation of key strategic programs and products.

        The compensation committee believes that the compensation programs for our company's executive officers should reflect our company's performance and the value created for our company's stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and-values of our company and should reward individual contributions to our company's success. Litronic is engaged in a very competitive industry, and its success depends upon its ability to attract and retain qualified executives through the competitive compensation packages it offers to such individuals.

        The compensation committee's policy is to provide executive officers of our company with compensation opportunities that are based upon the financial performance of the company and the executive officers' contribution to that performance. In light of the competitiveness to retain qualified executive officers, the compensation committee also takes into consideration whether the compensation offered to our executive officers is competitive enough to attract and retain highly skilled individuals. Compensation for our chief executive officer for fiscal 2000, as reported above, was based on the compensation committee's analysis of Litronic's financial performance and achievement of strategic objectives, and the chief executive officer's contribution to this performance and these achievements.

        The compensation committee also offers alternative sources of compensation, such as incentive stock options, to the executive officers. Options provide executive officers with the opportunity to buy and maintain an equity interest in our company and to share in the appreciation of the value of our common stock. In addition, if a participant were to leave prior to vesting in these options, a significant number of the options would be forfeited. This makes it more difficult for competitors to recruit key employees away from our company. The compensation committee believes that the option grants afford a desirable long-term compensation method because they closely ally the interests of management and other employees of the company with stockholder value and motivate the officers of our company to improve long-term stock market performance.

        Our company's policy is not to disclose target levels with respect to specific quantitative or qualitative performance-related factors, or factors considered to involve confidential business information, because their disclosure would have an adverse effect on our company.

        Based on its review of all of the factors described above, the compensation committee has determined that salaries for the executive officers of Litronic will be maintained at their fiscal 2000 levels. All amounts paid or accrued during fiscal 2000 under the above described plans and programs are included in the tables above.

COMPENSATION COMMITTEE:

Gregg Amber
Matthew Medeiros

PERFORMANCE GRAPH

        The following graph shows a comparison of the cumulative total stockholder return on our common stock, based on its market price, with the cumulative total return of companies on The Nasdaq Stock Market (U.S. common stocks) and the Standard & Poors Computers Index (Peripherals), assuming reinvestment of dividends, for the period beginning June 9, 1999 through our fiscal year ended December 31, 2000. This graph assumes that the value of the investment in our common stock and each of the comparison groups was $100 on June 9, 1999.

        Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this proxy statement, in whole or in part, the reports of our compensation and audit committees set forth in this proxy statement, and the performance graph below and the underlying data, shall not be incorporated by reference in any of these future filings.

                           LITRONIC PERFORMANCE GRAPH

                                         JUNE 9, 1999    DECEMBER 31, 1999   DECEMBER 31, 2000
                                         ------------    -----------------   -----------------
Litronic.............................         $100            $  72.73              $  22.73
Nasdaq Stock Market Index (U.S.).....         $100             $165.10              $  99.26
Standard & Poors Computers Index.....         $100             $204.04               $229.89

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


        Set forth below is certain information as of April 16, 2001 regarding the beneficial ownership of our common stock by:

        -       each of our directors;

        - each of our executive officers named in the summary compensation table;

        -       all of our directors and executive officers as a group; and

        - each person known by us to own 5% or more of our voting securities.

        The address of each person named below is the same as ours.

                                                                 BENEFICIAL OWNERSHIP
                                                                    OF COMMON STOCK
                                                              ---------------------------
                                                                               PERCENTAGE
                                                              NUMBER OF        OF COMMON
NAME OF BENEFICIAL OWNER                                       SHARES            STOCK
------------------------                                      ---------        ----------
Kris Shah ........................................            4,678,144              48%
Robert J. Gray ...................................               82,413             8.5%
William Holmes ...................................                5,806               *
Roy Luna .........................................                    0              --
James Prohaska ...................................               13,001             1.3%
Matthew Medeiros .................................               10,500             1.1%
Gregg Amber ......................................               13,295             1.4%
All directors and executive officers as a
  group (7 persons)) .............................            4,803,159            49.1%

----------

*       Less than 1%

        Other than the persons named above, no one is known to us to own 5% or more of our outstanding voting securities.

        In calculating the information in the table, we relied on the following assumptions:

        - All persons named in the table have sole or shared voting and investment power over all shares they beneficially own, subject to community property laws, where applicable; and

        - A person or entity is considered the beneficial owner of securities that it can acquire through the exercise of options within 60 days from April 16, 2001.

        The shares beneficially owned by Kris Shah include:

        - 435,301 shares held by the Chandra L. Shah Trust, of which Mr. Shah is the trustee;

        - 435,301 shares held by the Leena Shah Trust, of which Mr. Shah is the trustee; and

        - 3,807,542 shares held by the Kris and Geraldine Shah Family Trust, of which Mr. Shah and his wife are the trustees and beneficiaries.

        The shares beneficially owned by all of our directors and executive officers as a group include 28,806 shares issuable upon exercise of currently exercisable options and options which are exercisable within 60 days from April 16, 2001. The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


        On January 2, 2000, Litronic Industries, Inc., a wholly-owned subsidiary of ours, entered into a lease agreement for our principal executive offices with KRDS, Inc., a California corporation. Kris Shah, our chief executive officer, president and chairman of the board, is the majority shareholder and a director of KRDS, Inc. The lease has a seven-year term and expires on February 28, 2007. We have an option to renew the lease for a five-year period which we may exercise by providing notice to KRDS, Inc. not less than six months prior to the expiration of the initial seven-year term. We lease a building of approximately 20,702 square feet. Our monthly payments under the lease are $47,511 and we paid a security deposit to KRDS, Inc. of $31,674 when we executed the lease. Before our board determined whether to approve this lease, Mr. Shah disclosed to the board his interest in KRDS.

        On September 18, 2000, we entered into a Severance Agreement and General Release of all Claims with our former president, William Davis in connection with the termination of his employment with us. Under this agreement, we agreed to transfer to Mr. Davis, title to furniture and equipment that had been located in his office and to pay insurance premiums for Mr. Davis and his dependents until October 31, 2000 if he elected to continue his health insurance benefits under COBRA. In consideration of these severance payments and our waiver of certain claims that we believe we had against Mr. Davis arising out of our acquisition of Pulsar Data Systems, Inc., Mr. Davis agreed to release us from any and all known and unknown claims.

        On October 31, 2000, our chairman, chief executive officer and president, Kris Shah, purchased 629,269 shares of our common stock for $3.18 per share from our former president, William Davis. Mr. Shah first presented this purchase opportunity to our company but, after consideration of our financial condition, including, in particular, our cash position, the disinterested members of our board of directors declined the offer and authorized Mr. Shah to proceed with the purchase.

        Likewise, on December 5, 2000, Mr. Shah purchased 828,396 shares of our common stock from Mr. Davis' ex-wife, Lillian Davis for $3.18 per share. Our company also declined this offer under similar circumstances. As part of this transaction, Ms. Davis also agreed to return 141,573 shares of our common stock for cancellation.

        Mr. Amber, one of our directors and our secretary, is currently a partner of the law firm Rutan & Tucker, LLP (although he was not during the fiscal year ended December 31, 2000). During the fiscal year ended December 31, 2000, we retained Rutan & Tucker, LLP to act as our legal counsel.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial statements. The financial statements listed in the accompanying index to consolidated financial statements and financial statement schedules are filed or incorporated by reference as part of this annual report.

   (2) Financial statement schedules. The financial statement schedule listed in the accompanying index to consolidated financial statements and financial statement schedules, is filed as part of this annual report.

   (3) Exhibits. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(b)    Reports on Form 8-K. None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 26, 2001                   LITRONIC INC.


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

               NAME                                                 TITLE                                        DATE
               ----                                                 -----                                        ----
      /s/     KRIS SHAH                        Chairman of the Board, Chief Executive Officer               April 26, 2001
-----------------------------------            and President (Principal Executive Officer)
              Kris Shah

      /s/     ROY LUNA                         Chief Financial Officer                                      April 26, 2001
-----------------------------------            (Principal Financial Officer and
              Roy Luna                         Principal Accounting Officer)

      /s/     GREGG AMBER                      Secretary and Director                                       April 26, 2001
-----------------------------------
              Gregg Amber

      /s/  MATTHEW MEDEIROS                   Director                                                      April 26, 2001
-----------------------------------
           Matthew Medeiros

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

10.14         Lease agreement between KRDS, Inc., and the Company, dated January
              2, 2000.*

10.15         Strategic Development & Marketing Alliance Agreement between B12
              Interactive Zone, Inc., and the Company, dated September 5, 2000.*

21            Subsidiaries of the Registrant.*



-----------------
* Previously filed as an exhibit to the annual report on Form 10-K to which this amendment relates.