Form 10-Q
period 2001-03-31
LITRONIC INC
filed 2001-05-15
CIK 1078717

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                               [LOGO OF LITRONIC]

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001,

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

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 10, 2001, the registrant had 9,747,526 shares of common stock outstanding.

================================================================================

                                  LITRONIC INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................    3

         Condensed Consolidated Balance Sheets--December 31, 2000 and
         March 31, 2001...................................................    3

         Condensed Consolidated Statements of Operations--Three months
         ended March 31, 2000 and 2001....................................    4

         Condensed Consolidated Statements of Cash Flows--Three months
         ended March 31, 2000 and 2001....................................    5

         Notes to Condensed Consolidated Financial Statements.............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   21

Item 2.  Changes in Securities and Use of Proceeds........................   21

Item 3.  Defaults upon Senior Securities..................................   21

Item 4.  Submission of Matters to a Vote of Security Holders..............   21

Item 5.  Other Information................................................   21

Item 6.  Exhibits and Reports on Form 8-K.................................   21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LITRONIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                     ASSETS

                                                                    DECEMBER 31,      MARCH 31,
                                                                       2000             2001
                                                                    -----------       ---------
Current assets:
  Cash and cash equivalents .................................        $  4,120         $  3,885
  Accounts receivable (net of allowance for doubtful accounts of $268 and $235 as of December 31, 2000 and March 31,
    2001, respectively) .....................................           4,137            1,719
  Inventories ...............................................             695              728
  Prepaid expenses ..........................................             542              516
  Other current assets ......................................             325              385
                                                                     --------         --------
    Total current assets ....................................           9,819            7,233
Property and equipment, net .................................             823              666
Other assets ................................................             343              204
Goodwill and other intangibles, net .........................             783              760
                                                                     --------         --------
                                                                     $ 11,768         $  8,863
                                                                     ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt ....................        $  1,986         $  1,149
  Accounts payable ..........................................           1,392            1,865
  Accrued liabilities .......................................           1,366            1,269
  Deferred revenue ..........................................             217              217
                                                                     --------         --------
    Total current liabilities ...............................           4,961            4,500
                                                                     --------         --------
  Long-term debt, less current installments .................              19               --
  Deferred revenue ..........................................             240              188
                                                                     --------         --------
    Total liabilities .......................................           5,220            4,688

Shareholders' equity:
  Preferred stock, $.01 par value; Authorized
    5,000,000 shares; no shares issued or outstanding .......              --               --
  Common stock, $.01 par value; Authorized 25,000,000
    shares; issued and outstanding 9,743,573 and
    9,747,526 shares at December 31, 2000 and March 31,
    2001, respectively ......................................              97               97
  Additional paid-in capital ................................          52,834           52,837
  Accumulated deficit .......................................         (46,383)         (48,759)
                                                                     --------         --------
    Total shareholders' equity ..............................           6,548            4,175
                                                                     --------         --------
                                                                     $ 11,768         $  8,863
                                                                     ========         ========

See accompanying notes to condensed consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                     ----------------------
                                                     MARCH 31,    MARCH 31,
                                                       2000         2001
                                                     ---------    ---------
Revenues:
  Product ......................................     $ 4,351      $ 4,144
  License and service ..........................         371          334
                                                     -------      -------
    Total revenues .............................       4,722        4,478
                                                     -------      -------
Costs and expenses:
  Cost of sales--product .......................       3,619        3,066
  Cost of sales--license and service ...........         168          133
  Selling, general and administrative ..........       2,380        1,773
  Research and development .....................       1,322        1,843
  Amortization of goodwill and other intangibles         703           23
                                                     -------      -------
Operating loss .................................      (3,470)      (2,360)
Interest expense (income), net .................         (14)          16
                                                     -------      -------
Loss before income taxes .......................      (3,456)      (2,376)
Provision for income taxes .....................           5           --
                                                     -------      -------
Net loss .......................................     $(3,461)     $(2,376)
                                                     =======      =======
Net loss per share--basic and diluted ..........     $ (0.35)     $ (0.24)
                                                     =======      =======
Shares used in per share computations--basic
  and diluted ..................................       9,872        9,747
                                                     =======      =======

     See accompanying notes to condensed consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                      ---------------------
                                                      MARCH 31,   MARCH 31,
                                                        2000         2001
                                                      -------     ---------
Cash flows from operating activities:
  Net loss .......................................    $(3,461)     $(2,376)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Provision for losses on receivables ...........         69           61
   Depreciation and amortization .................        832          218

Changes in assets and liabilities:
   Accounts receivable ...........................      3,131        2,357
   Inventories ...................................       (230)         (33)
   Prepaid expense................................        161           26
   Other current assets ..........................         (9)         (60)
   Other assets ..................................         --          139
   Accounts payable ..............................        559          473
   Accrued liabilities ...........................        (51)         (97)
   Deferred revenue ..............................         (3)         (52)
                                                      -------      -------
     Net cash provided by operating activities ...        998          656
                                                      -------      -------
Cash flows used in investing activities:
  Purchases of property and equipment ............       (139)         (38)
                                                      -------      -------
Cash flows from financing activities:
  Stock options exercised ........................         11            3
  Borrowings on revolving note payable ...........         --        5,395
  Repayment of insurance financing ...............       (163)        (130)
  Principal payments on revolving line of credit .       (318)      (6,121)
                                                      -------      -------
    Net cash used in financing activities ........       (470)        (853)
                                                      -------      -------
  Net increase (decrease) in cash ................        389         (235)
Cash and cash equivalents at beginning of period .      6,441        4,120
                                                      -------      -------
Cash and cash equivalents at end of period .......    $ 6,830      $ 3,885
                                                      =======      =======
Supplemental disclosures of cash flow Information:
  Cash paid during the period for:
    Interest .....................................    $    64      $    17
    Income taxes .................................          5           --
                                                      =======      =======

See accompanying notes to condensed consolidated financial statements.

                                  LITRONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  GENERAL INFORMATION:

     Condensed Consolidated Financial Statements

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001; the results of operations for the three months ended March 31, 2000 and 2001; and the statements of cash flows for the three months ended March 31, 2000 and 2001. Interim results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000, included in the Company's Form 10-K/A, filed in April 2001.

     Goodwill and Other Intangibles

     The Company amortizes intangible assets relating to businesses acquired and costs in excess of the fair value of net assets of businesses acquired ("goodwill and other intangibles") using the straight-line method over the estimated useful lives of the intangible assets and business acquired. Amortization of goodwill and other intangibles was $23 for the three months ended March 31, 2001.

     The Company applies Statement of Financial Accounting Standards No. ("Statement") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of Statement 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The estimate of fair value considers prices for similar assets and the results of valuation techniques to the extent available in the circumstances. The Company engaged the services of an independent valuation firm to do a valuation of Pulsar. This valuation was undertaken because the Company determined the integration of Pulsar would not be completed as planned, and the anticipated operating synergies would not be realized. Based on the results of the independent valuation, the Company recorded an impairment charge of $31.4 million in the fourth quarter of 2000, related to unamortized goodwill and other intangible assets acquired in the purchase of Pulsar. The remaining unamortized intangible assets acquired in the purchase of Pulsar will be amortized over the remainder of the original 10 year useful life.

(2)  INVENTORIES

     A summary of inventories follows:

                                          DECEMBER 31,    MARCH 31,
                                             2000           2001
                                          ------------    ---------
     Raw materials.................          $258           $461
     Work-in-process...............            86             39
     Finished goods................           351            228
                                             ----           ----
                                             $695           $728
                                             ====           ====

(3)  LONG TERM DEBT

    A summary of long-term debt follows:

                                                                 DECEMBER 31,     MARCH 31,
                                                                     2000           2001
                                                                 ------------     ---------
Revolving note payable to bank with maximum availability
  of $5 million, bearing interest at prime plus .625%
  (10.125% at December 31, 2000 and 8.625% at March 31,
  2001) interest payable monthly through maturity on
  May 10, 2002; secured by substantially all assets of
  the Company ..............................................         1,509           782

Note payable for insurance financing due in nine monthly
  payments beginning July 9, 1999 at an annual percentage
  rate of 5.93% ............................................            --            --

Note payable for insurance financing due in nine monthly
  payments beginning July 9, 2000 at an annual percentage
  rate of 7.15% ............................................            12            --

Note payable for insurance financing due in eighteen monthly payments beginning July 9, 2000 at an annual percentage
  rate of 8.18% ............................................           484           367
                                                                    ------        ------
                                                                     2,005         1,149
Less current installments ..................................         1,986         1,149
                                                                    ------        ------
                                                                    $   19        $   --
                                                                    ======        ======

     In June 1999 the Company entered into a three-year lending agreement with Guaranty Business Credit Corporation ("GBCC") permitting borrowings under a $20.0 million secured revolving line of credit facility that commenced on June 14, 1999. The agreement provided for an annual interest rate of prime plus
 .625%; and a pledge of substantially all of our personal and real property as collateral. Although the credit facility was for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to the Company was subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consisted of 85% of eligible accounts receivable plus the lesser of (a) 50% of the value of eligible on-hand inventory or (b) $1.0 million. As a result, the amount that was actually available to the Company at any particular time may have been significantly less than the full $20.0 million credit facility due to the maximum borrowing limitation calculation. The agreement with GBCC included a number of covenants and restrictions that the Company was required to adhere to. These covenants and restrictions included maintenance of minimum levels of working capital, tangible net worth, and profitability. In addition, the agreement did not allow the Company to pay dividends. At March 31, 2001 the maximum borrowings available to the Company based on the maximum borrowing limitation calculation was $1.1 million. Borrowings related to this agreement are included in current installments of long-term debt in the condensed consolidated financial statements.

     On April 18, 2001 the Company and GBCC amended the revolving line of credit facility. Under the terms of the amended agreement the maximum borrowings are $5.0 million, eligible collateral excludes inventory, and the advance rate is 35%. In addition, certain of the financial covenants and requirements were adjusted. Changes in the amended agreement related to the definition of maximum borrowing, eligible collateral and the advance rate were effective on April 18, 2001, changes related to financial covenants and requirements were effective as of March 31, 2001. The Company was in compliance with the adjusted covenants at March 31, 2001. If the changes related to the definition of eligible collateral and the advance rate had been effective at March 31, 2001, the maximum borrowings available to the Company would have been $576,000, which is $206,000 less than actual borrowing at March 31, 2001.

(4)  CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

     Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of March 31, 2000 and 2001, accounts receivable included $3,515 and $978, respectively, due from the U.S. Government and related agencies. Sales to federal government agencies represented 78% and 55% of the Company's total revenues for the three months ended March 31, 2000 and 2001, respectively.

     The Company had sales to three customers, each of which is an agency of the U.S. Government, that represented 23%, 16% and 14%, respectively, of total revenues for the three months ended March 31, 2000. The Company had sales to one customer that represented 11% of total revenues for the three months ended March 31, 2001. No other customers accounted for more than 10% of total revenues during the three months ended March 31, 2000 and 2001. Trade accounts receivable totaled $2,689 and $348 from these major customers as of March 31, 2000 and 2001, respectively.

     At March 31, 2001, the Company's investment portfolio consisted of $3.6 million in cash equivalents. The Company does not believe that it has a concentration of investment risk. All amounts are invested in a money market account with a major financial services firm.

(5)  1999 STOCK OPTION PLAN

     During the quarter ended March 31, 2001, the Company granted options to purchase 51,000, 13,000 and 3,000 shares at exercise prices of $2.50, $3.56 and $4.81 per share, the then current fair market value, respectively, under the Company's 1999 Stock Option Plan (the "1999 Plan"), that was established in April 1999. During the quarter ended March 31, 2000, the Company granted options to purchase 20,000 shares at an exercise price of $8.72 per share, the then current fair market value, under the 1999 Plan. During the first quarter of 2000, an amendment was approved by the board of directors increasing the number of shares of Common Stock subject to the 1999 Plan from 600,000 to 1,500,000. The amendment was submitted to the stockholders and approved in June 2000.

(6)  LOSS PER SHARE

     The computation of diluted net loss per share for the three months ended March 31, 2000 and 2001 excluded the dilutive effect of 678,021 and 908,742, respectively, of incremental common shares attributable to the exercise of outstanding common stock options and warrants as a result of the antidilutive effect.

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

     On January 16, 1998, G2 Resources Inc. (G2) filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provided that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10.3 million. Pulsar asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claimed that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar asserted defenses to Classical's claim. On April 20, 2001, a court hearing was held and G2's complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. Since the complaint was dismissed without prejudice, either G2 or Classical could file a new complaint. The Company believes that the previous claims made by G2 and Classical against Pulsar were without merit and that any similar claims that G2 or Classical might bring against Pulsar in the future would also be without merit. If G2 or Classical were to make similar claims in the future the Company intends to vigorously defend against any such claims.

(8)  BUSINESS SEGMENTS AND PRODUCT LINES

     In 1998 and prior to the acquisition of Pulsar in June 1999, the Company operated in one business segment. Subsequent to the acquisition of Pulsar, the Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales, and identifiable assets of these segments as of and for the quarters ended March 31, 2000 and 2001.

                                                             THREE MONTHS ENDED
                                                           ----------------------
                                                           MARCH 31,    MARCH 31,
                                                             2000          2001
                                                           ---------    ---------
Revenue
  Information Security Products and Services..............  $1,420       $1,950
  Network Solutions Market................................   3,302        2,528
                                                            ======       ======
Cost of sales
   Information Security Products and Services.............     533          922
   Network Solutions Market...............................   3,254        2,277
                                                            ======       ======

                                                           MARCH 31,    MARCH 31,
                                                             2000         2001
                                                           ---------    ---------
Identifiable assets
   Information Security Products and Services............   $   963      $1,439
   Network Solutions Market..............................    37,626       1,706
                                                            =======      ======

     As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

     During the quarters ended March 31, 2000 and 2001, the Company had four distinct product lines: network deployment products, data security products, license and service, and electric security systems. Following is a summary of total revenues by product line.

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           MARCH 31,   MARCH 31,
                                                             2000        2001
                                                           ---------   ---------
Network deployment products..............................   $3,240      $2,528
Data security products...................................    1,111       1,616
License and service......................................      309         334
Electric security systems................................       62          --
                                                            ------      ------
     Total net product, license and service revenues.....   $4,722      $4,478
                                                            ======      ======

     In July 2000 the Company discontinued the electric security systems product line. The Company has not and does not anticipate incurring any significant expense as the result of this decision.

(9)  BIZ INTERACTIVE ZONE MERGER

     On February 9, 2001, the Company signed a term sheet to merge with privately held BIZ Interactive Zone, Inc. ("BIZ"), a provider of Internet security solutions for finance, health care, business, e-commerce and entertainment. Consummation of the transaction is subject to the execution of a definitive agreement, approval by Litronic's and BIZ's stockholders and other normal closing conditions. The proposed merger will be accounted for under the purchase method of accounting. The Company anticipates that the merger will be completed in the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions we have made. Words such as "anticipates," "expects," "intend," "plans," "believes," "may," "will," or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, forecasts or other predictions regarding future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may include, but are not limited to, statements concerning projected revenues, expenses and income or loss, the need for additional capital, acceptance of our products, growth of the Internet, our ability to identify and consummate acquisitions and integrate these operations successfully, our ability to integrate previously acquired businesses successfully, the status of evolving technologies and their growth potential, our production capacity, and the outcome of pending and threatened litigation. These statements are not guarantees or assurances of future performance and are subject to various risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements. The section labeled "Business Environment and Risk Factors" set forth in this Form 10-Q and similar sections in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other SEC filings, before deciding to buy or sell our Common Stock. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

     The information contained in this report is not a complete description of our business or the risks associated with an investment in our Common Stock. You should carefully review and consider the various disclosures made by us in this report and in our materials filed with the SEC that discuss our business in greater detail and that also disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

GENERAL

     We provide professional Internet data security services and develop and market software and microprocessor-based products needed to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings use public key infrastructure ("PKI"), which is the standard technology for securing Internet-based commerce and communications. In addition, Pulsar, a wholly owned subsidiary, is an established computer and networking product reseller that focuses on resales to government agencies, large corporate accounts and state and local governments. We acquired Pulsar in June 1999 in exchange for 2,169,938 shares of our common stock.

     In February 2001, we signed a Term Sheet with BIZ Interactive Zone, Inc., or BIZ, relating to our proposed merger whereby Litronic Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company, will merge with and into BIZ. BIZ will become a wholly owned subsidiary of Litronic. On February 12, 2001, we issued a press release regarding our proposed merger with BIZ. We expect the merger to be completed in the third quarter of 2001.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                 PERCENTAGE OF
                                                 TOTAL REVENUES
                                               THREE MONTHS ENDED
                                              ---------------------
                                              MARCH 31,   MARCH 31,
                                                2000        2001
                                              ---------   ---------
        Revenues:
          Product ...........................    92.1%       92.5%
          License and service ...............     7.9         7.5
                                                -----       -----
          Total revenues ....................   100.0       100.0
                                                -----       -----
        Costs and expenses:
          Cost of sales--product ............    76.6        68.5
          Cost of sales--license and service      3.6         3.0
          Selling, general and administrative    50.4        39.6
          Research and development ..........    28.0        41.1
          Amortization of goodwill and other
           intangibles ......................    14.9         0.5
                                                -----       -----
        Operating loss ......................   (73.5)      (52.7)
        Interest expense (income), net ......    (0.3)        0.3
                                                -----       -----
        Loss before income taxes ............   (73.2)      (53.0)
        Provision for income taxes ..........     0.1         0.0
                                                -----       -----
        Net loss ............................   (73.3)%     (53.0)%
                                                =====       =====

RESULTS OF OPERATIONS -- COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

     TOTAL REVENUES. Total revenues decreased 5.2% from $4.7 million during the three months ended March 31, 2000 to $4.5 million during the three months ended March 31, 2001. The decrease was primarily attributable to a $774,000 decrease in revenues related to the network solutions market that was partially offset by a $530,000 increase in revenues related to information security products and services.

     During the three months ended March 31, 2000, we derived 23%, 16%, and 14% of our revenue from sales to the U.S. Immigration, NSA and the National Institute of Health, respectively. During the three months ended March 31, 2001, we derived 11% of our sales from Gradkell Computers, Inc. Sales to Federal government agencies accounted for approximately 78% and 55% of our sales during the three months ended March 31, 2000 and 2001, respectively.

     PRODUCT REVENUE. Product revenue decreased 5% from $4.4 million during the three months ended March 31, 2000 to $4.1 million during the three months ended March 31, 2001. The decrease was primarily attributable to a $712,000 decrease in revenues related to network deployment products that was partially offset by a $505,000 increase in revenues related to data security products.

     LICENSE AND SERVICE REVENUE. License and service revenue decreased 10% from $371,000 during the three months ended March 31, 2000 to $334,000 during the three months ended March 31, 2001. The decrease was primarily attributable to a $62,000 decrease in revenues related to electric security systems that was partially offset by an increase of $25,000 in licenses and services related to information security products and services. In July 2000 the Company discontinued the electric security systems product line.

     PRODUCT GROSS MARGIN. Product gross margins increased as a percentage of net product revenue from 17% during the three months ended March 31, 2000 to 26% during the three months ended March 31, 2001. The increase was primarily attributable to an increase in the percentage of revenue related to data security products as compared to the revenue related to network deployment products. During the three months ended March 31, 2001, network deployment products, sold by Pulsar, represented 61% of total product revenue as compared to data security products that represented 39% of product revenue. During the three months ended March 31, 2000, network deployment products, sold by Pulsar, represented 74% of total product revenue as compared to data security products that represented 26% of product revenue. Margins from the sale of network deployment products are significantly lower than margins from the sale of data security products.

     LICENSE AND SERVICE GROSS MARGIN. License and service gross margin increased as a percentage of license and service revenue from 55% during the three months ended March 31, 2000 to 60% during the three months ended March 31, 2001. This increase was primarily attributable to the discontinued electric security systems product line. Gross margins related to the electric security systems product line were significantly less than those related to the other types of licenses and services that we provide.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses decreased 26% from $2.4 million during the three months ended March 31, 2000 to $1.8 million during the three months ended March 31, 2001. The decrease was primarily attributable to reduced S,G&A related payroll expenses at Pulsar. The average S,G&A headcount at Pulsar decreased by 23 or 49% during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of revenue, S,G&A expenses decreased from 50% during the three months ended March 31, 2000 to 40% during the three months ended March 31, 2001. The percentage decrease was also primarily attributable to reduced S,G&A related payroll expenses at Pulsar. In an effort to reduce future expenses we have implemented a cost reduction program that is discussed in the Liquidity and Capital Resources section below.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 39% from $1.3 million during the three months ended March 31, 2000 to $1.8 million during the three months ended March 31, 2001. The increase was primarily attributable to increased staffing related to product development including development efforts related to the Forte smart card, Maestro, ProFile Manager, NetSign and our new CypherServer 440. As a percentage of revenue, research and development expenses increased from 28% during the three months ended March 31, 2000 to 41% during the three months ended March 31, 2001. The percentage increase was primarily attributable to the actual increase in research and development expenses combined with a decrease in total revenues. In an effort to reduce future expenses we have implemented a cost reduction program that is discussed in the Liquidity and Capital Resources section below.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. In June 1999, we acquired Pulsar. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition was accounted for using the purchase method of accounting. In the fourth quarter of 2000 we determined the integration of Pulsar would not be completed as planned and the anticipated operating synergies would not be realized, therefore, we are currently exploring various alternatives for the Pulsar operations. As a result, in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", we analyzed the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. In order to evaluate the recoverability of the remaining goodwill and other intangible assets, we engaged the services of an independent valuation firm to perform a valuation. During the fourth quarter of 2000, based on the results of the independent valuation, we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in the purchase of Pulsar. Based on the independent valuation, management believes that after the impairment charge of $31.4 million, no further impairment exists. The remaining unamortized intangible assets acquired in the purchase of Pulsar will be amortized over the remainder of their 10-year life.

     The amortization of goodwill and other intangibles decreased 97% from $703,000 during the three months ended March 31, 2000 to $23,000 during the three months ended March 31, 2001. The decrease is primarily attributable to the reduction of goodwill that occurred as the result of the impairment charge the we recorded in the fourth quarter of 2000.

     INTEREST EXPENSE (INCOME), NET. Net interest income changed $30,000 from $14,000 net interest income during the three months ended March 31, 2000 to $16,000 net interest expense during the three months ended March 31, 2001. The change was primarily attributable to a reduction in interest income of $22,000 and an increase in interest expense of $8,000. The reduction in interest income was primarily the result of lower cash balances and the increase in interest expense was the result of increased borrowings.

     INCOME TAXES. Tax expense of $5,000 was recognized during the three months ended March 31, 2000 and was related to minimum franchise tax payments paid to the state of California. We did not recognize any tax benefit from operating losses in the three months ended March 31, 2000. No income tax expense or benefit was recognized during the three months ended March 31, 2001 as the realizability of the tax benefit is not more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1999 we entered into a three-year lending agreement with Guaranty Business Credit Corporation ("GBCC") permitting borrowings under a $20.0 million secured revolving line of credit facility that commenced on June 14, 1999. The agreement provided for an annual interest rate of prime plus .625%; and a pledge of substantially all of our personal and real property as collateral. Although the credit facility was for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to us was subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consisted of 85% of eligible accounts receivable plus the lesser of (a) 50% of the value of eligible on-hand inventory or (b) $1.0 million. As a result, the amount that was actually available to us at any particular time may have been significantly less than the full $20.0 million credit facility due to the maximum borrowing limitation calculation. The agreement with our lender included a number of covenants and restrictions that we were required to adhere to. These covenants and restrictions included maintenance of minimum levels of working capital, tangible net worth, and profitability. In addition, the agreement did not allow us to pay dividends. At March 31, 2001 the maximum borrowings available to us based on the maximum borrowing limitation calculation was $1.1 million. Our borrowings related to this agreement are included in current installments of long-term debt in the condensed consolidated financial statements.

     On April 18, 2001 we and our lender amended the revolving line of credit facility. Under the terms of the amended agreement the maximum borrowings are $5.0 million, eligible collateral excludes inventory, and the advance rate is 35%. In addition, certain of the financial covenants and requirements were adjusted. Changes in the amended agreement related to the definition of maximum borrowing, eligible collateral and the advance rate were effective on April 18, 2001, changes related to financial covenants and requirements were effective as of March 31, 2001. We were in compliance with the adjusted covenants at March 31, 2001. If the changes related to the definition of eligible collateral and the advance rate had been effective at March 31, 2001, the maximum borrowings available to us would have been $576,000, which is $206,000 less than actual borrowing at March 31, 2001.

      Cash provided by operations decreased $342,000 during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in cash provided by operations was primarily attributable to a decrease in the reduction of accounts receivable during the three months ended March 31, 2001 of $774,000 as compared to the three months ended March 31, 2000. During the three months ended March 31, 2000, improved collection efforts enabled us to collect a large amount of aged account balances, which provided a positive impact on cash collections during the quarter, and more timely collection of current accounts. During the three months ended March 31, 2001, with improved collection efforts in place throughout the year, we did not have a backlog of aged account balances similar to the prior year.

     Cash used in investing activities decreased $101,000 during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease was attributable to a decrease in the amount of property and equipment purchased .

     Cash used in financing activities increased $383,000 during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase was primarily attributable to a net increase in debt repayments.

     We believe that existing cash and cash equivalents and the current availability under our amended $5.0 million revolving line of credit will be sufficient to satisfy our contemplated cash requirements for the next twelve months. Our amended $5.0 million revolving line of credit facility contains various covenants and restrictions including those noted above. If we do not maintain our amended $5.0 million revolving line of credit, or receive waivers for future covenant violations, we may seek additional capital from one or more of the following sources:

     o Company merger -- In February 2001, we signed a Term Sheet with BIZ Interactive Zone, Inc. ("BIZ") relating to our proposed merger. We will be the surviving entity after the proposed merger is complete and will be renamed SSP Solutions, Inc. We anticipate that the combined entity will be in a more favorable position to access capital markets. If the merger is not completed in a timely manner or not at all, we may seek additional capital on terms less favorable than if the merger were completed in a timely manner.

     o Additional equity capital -- We may seek additional equity capital. Equity capital, if available, may be issued at a discount to market resulting in dilution to current stockholders. In addition, providers of new equity capital may require additional concessions in order for them to provide needed capital to the Company.

     o Additional commitment -- Our chief executive officer and majority shareholder has committed, if necessary, to providing the personal financial resources required to enable us to meet all of our financial obligations as they become due through January 1, 2002.

     On May 9, 2001, we announced the implementation of a cost reduction program with the objective of lowering annualized expenses by $2.5 - $3.0 million. The cost reduction program was implemented in response to the general economic slowdown so that our cost structure would be better aligned with overall market conditions. The cost reductions include an approximate 20% decrease in workforce and the reduction of discretionary spending where appropriate. The cost reductions were not limited to one particular area but were spread throughout our company. The cost reductions related to workforce will have an immediate impact while the reductions in discretionary spending will be realized at the time such expenses are not incurred.

     We plan to begin shipping our new CypherServers in mid-2001. Our operating forecast assumes the CypherServer product launch goes as planned and anticipated sales of the CypherServers are realized. If the product launch is delayed or if the anticipated CypherServer sales are not realized, it may be necessary for us to make additional expense reductions beyond those already made.

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

     o  levels of inventory and accounts receivable

     o  technological advances

     o  competitors' responses to our products and services

     o  relationships with partners, suppliers and customers

     o  our projected capital expenditures

     o  the proposed merger with BIZ and successful integration

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

BUSINESS ENVIRONMENT AND RISK FACTORS

THE ANTICIPATED BENEFITS OF OUR PROPOSED MERGER WITH BIZ MAY NOT BE REALIZED

     In February 2001, we signed a term sheet with BIZ relating to our proposed merger. Even though we expect that our merger with BIZ will result in mutual benefits, those benefits may not be realized due to a number of factors:

     o If the merger is not completed in a timely manner or not at all, we may seek additional capital on terms less favorable than if the merger were completed in a timely manner.

     o The anticipated management and operational synergies of the proposed merger may not be realized.

     o The anticipated increase in sales resulting from the combined efforts and combined distribution channels may not be realized.

     o Potential adverse short-term effects on operating results, primarily as a result of increased costs resulting from the integration of the operation of the two companies may adversely affect our earnings.

     o Difficulties in creating and maintaining uniform standards, controls, procedures and policies may adversely affect the operations of the two companies.

     If we are unable to successfully integrate the operations of BIZ after the merger, our business, financial condition and operating results may be adversely affected.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

     Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. These factors include:

     o  the length of our customer commitments

     o  patterns of information technology spending by customers

     o the timing, size, mix and customer acceptance of our product and service product offerings and those of our competitors

     o  the timing and magnitude of required capital expenditures

     o  the need to use outside contractors to complete some assignments

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

     o  the proposed merger with BIZ

     If we do need to raise additional capital it may be on terms that are unfavorable to us and may result in dilution to current shareholders.

     If we are unable to raise additional capital to fund our operations, it may be necessary for us to restructure our business operations or implement other cost-cutting measures. Such a plan to cut costs may improve our cash flow but it may also inhibit our growth, as we may not have the personnel and resources to implement our business strategies and expand our operations.

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

     We may not become profitable or significantly increase our revenue. We incurred net losses of $3.5 million and $2.4 million for the three months ended March 31, 2000 and 2001, respectively.

HEADCOUNT REDUCTIONS IMPLEMENTED AS PART OF A COST REDUCTION STRATEGY MAY INHIBIT FUTURE GROWTH.

     The headcount reductions we may have made along with any additional headcount reductions we may make in the future could inhibit our future growth. Our ability to respond in a timely manner as future business opportunities arise depends on having highly skilled employees available. If our staffing levels are not adequate to respond as future business opportunities arise and if we are not able to hire additional employees due to the constraints of our overall cost reduction strategy our business could be adversely affected.

A DEFAULT UNDER OUR SECURED CREDIT ARRANGEMENTS COULD RESULT IN A FORECLOSURE OF OUR ASSETS BY OUR CREDITORS.

     All of our assets are pledged as collateral to secure portions of our debt. This means that if we default on our secured debt obligations, our indebtedness could become immediately due and payable and the lenders could foreclose on our assets. From time to time, we have been in violation of financial covenants under our credit arrangements and have had to negotiate with our lenders for waivers or forbearance agreements for these violations. Although we have received waivers in the past, we may not be able to obtain waivers of future covenant violations.

THE TERMS OF OUR LOAN AGREEMENTS COULD LIMIT OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

     The terms of our loan agreements with our credit providers could limit our ability to implement our strategy. In addition to substantially prohibiting us from incurring additional indebtedness, our loan agreements with these creditors limit, or prohibit, us from the following unless we first obtain their consent:

     o  declaring or paying cash dividends

     o  making capital distributions or other payments to stockholders

     o  merging or consolidating with another corporation

     o  selling all or substantially all of our assets

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS AND, THEREFORE, THE LOSS OF EVEN ONE OF THESE CUSTOMERS COULD SIGNIFICANTLY AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

     We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The nonrenewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. During the three months ended March 31, 2000 we derived 53% of our consolidated revenue from three customers and during the three months ended March 31, 2001 we derived 11% of our consolidated revenue from one customer.

DOING BUSINESS WITH THE U.S. GOVERNMENT ENTAILS MANY RISKS, WHICH COULD ADVERSELY AFFECT US.

     Sales to U.S. government agencies accounted for 63% of our consolidated revenue for the three months ended March 31, 2001. Our sales to these agencies are subject to risks, including:

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

IF THE USE OF THE INTERNET AND OTHER COMMUNICATIONS NETWORKS BASED ON INTERNET PROTOCOLS DOES NOT CONTINUE TO GROW, DEMAND FOR OUR PRODUCTS MAY NOT INCREASE.

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

     o  government regulation limiting the use, scope or strength of PKI

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

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCT AND SERVICE OFFERINGS COULD BECOME OBSOLETE.

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

     Furthermore, our failure or inability to meet a customer's expectations in the performance of our services, or to do so in the time frame required by the customer, regardless of our responsibility for the failure, could:

     o  result in a claim for substantial damages against us by the customer

     o  discourage customers from engaging us for these services

     o  damage our business reputation

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

OUR EFFORTS TO EXPAND INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS.

     We are currently seeking to increase our international sales. Our inability to maintain or to obtain federal or foreign regulatory approvals relating to the import or export of our products on a timely basis could adversely affect our ability to expand our international business. Additionally, our international operations could be subject to a number of risks, any of which could adversely affect our future international sales, including:

     o  increased collection risks

     o  trade restrictions

     o  export duties and tariffs

     o  uncertain political, regulatory and economic developments

     o  inability to protect our intellectual property rights

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

LAWSUITS MAY BE FILED AGAINST US THAT COULD ADVERSLEY AFFECT OUR BUSINESS IF THEY ARE RESOLVED AGAINST US.

     We are involved from time to time in litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe will have a material impact on our results of operations, financial condition or liquidity. See "Part II - Other Information, Item 1 - Legal Proceedings."

OUR STOCK PRICE IS EXTREMELY VOLATILE.

     The trading price of our common stock is highly volatile as a result of factors specific to us or applicable to our market and industry in general. These factors include:

     o variations in our annual or quarterly financial results or those of our competitors

     o company issued earnings announcements that vary from consensus analyst estimates

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

THE CURRENT CALIFORNIA ENERGY CRISIS COULD ADVERSELY AFFECT OUR BUSINESS

     Our headquarters and principal operations are located in Orange County, California. California has recently found itself in a utility crisis caused, in part, by a lack of affordable power sources and the financial instability of several of its primary power suppliers. Orange County has undergone several periods of "rolling blackouts," a technique used by our power provider to conserve its resources. Although our operations have not been halted as a result of these conservation measures, potential suspensions of our operations due to power disruptions could result in materially higher costs and lost revenues, either of which would materially adversely impact our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We entered into an agreement with GBCC permitting us to borrow under a $20.0 million secured revolving line of credit facility in June 1999. On April 18, 2001, the agreement was amended and now allows maximum borrowings of $5.0 million. Changes in the amended agreement related to the definition of maximum borrowing, eligible collateral and the advance rate were effective on April 18, 2001, changes related to financial covenants and requirements were effective as of March 31, 2001. Under the both the original agreement and the amended agreement, we are subject to an annual interest rate of the prime rate plus 0.625%. Future operating results could be adversely affected by increases in interest rates that occur while significant borrowings are outstanding. We had outstanding borrowings of $782,000 related to this line of credit at March 31, 2001. A 10% change in the underlying prime rate would result in an approximately $7,000 change in the annual amount of interest paid on such debt.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved from time to time in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe will have a material impact on our results of operations, financial condition or liquidity.

     On January 16, 1998, G2 Resources Inc. (G2) filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provided that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10.3 million. Pulsar asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claims that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar asserted defenses to Classical's claim. On April 20, 2001, a court hearing was held and G2's complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. Since the complaint was dismissed without prejudice, either G2 or Classical could file a new complaint. We believe that the previous claims made by G2 and Classical against Pulsar were without merit and that any similar claims that G2 or Classical might bring against Pulsar in the future would also be without merit. If G2 or Classical were to make similar claims in the future we intend to vigorously defend against any such claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001                           LITRONIC INC.


                                             By /s/ KRIS SHAH
                                                --------------------------------
                                                    Kris Shah
                                                    Director, Chairman of the
                                                    Board and Chief Executive
                                                    Officer


                                             By /s/ ROY E. LUNA
                                                --------------------------------
                                                    Roy E. Luna
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer