Form 10-Q
period 2001-06-30
LITRONIC INC
filed 2001-08-14
CIK 1078717

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

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001,

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

                                ----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of August 13, 2001, the registrant had 9,747,526 shares of common stock outstanding.

================================================================================

                                 LITRONIC INC.

                                     INDEX

                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements..........................................................       3
         Condensed Consolidated Balance Sheets--December 31, 2000 and June 30, 2001....       3
         Condensed Consolidated Statements of Operations--Three and six months ended
         June 30, 2000 and 2001........................................................       4
         Condensed Consolidated Statements of Cash Flows--Six months ended
         June 30, 2000 and 2001........................................................       5
         Notes to Condensed Consolidated Financial Statements..........................       6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................................       9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................      22
PART II. OTHER INFORMATION                                                                   23
Item 1.  Legal Proceedings.............................................................      23
Item 2.  Changes in Securities and Use of Proceeds.....................................      23
Item 3.  Defaults upon Senior Securities...............................................      23
Item 4.  Submission of Matters to a Vote of Security Holders...........................      23
Item 5.  Other Information.............................................................      23
Item 6.  Exhibits and Reports on Form 8-K..............................................      23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LITRONIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                                        DECEMBER  31,     JUNE 30,
                                                                            2000           2001
                                                                          --------       --------

ASSETS

Current assets:
  Cash and cash equivalents                                               $  4,120       $  2,278
  Accounts receivable (net of allowance for doubtful accounts of $268 and $140 as of December 31, 2000 and June 30,
    2001, respectively)                                                      4,137          3,298
  Inventories                                                                  695            820
  Prepaid expenses                                                             542            666
  Other current assets                                                         325            454
                                                                          --------       --------
    Total current assets                                                     9,819          7,516
Property and equipment, net                                                    823            483
Other assets                                                                   343             83
Goodwill and other intangibles, net                                            783            737
                                                                          --------       --------
                                                                          $ 11,768       $  8,819
                                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                                  $  1,986       $  1,168
  Accounts payable                                                           1,392          3,726
  Accrued liabilities                                                        1,366          1,183
  Deferred revenue                                                             217            215
                                                                          --------       --------
    Total current liabilities                                                4,961          6,292
Long-term debt, less current installments                                       19             --
Deferred revenue                                                               240            137
                                                                          --------       --------
         Total liabilities                                                   5,220          6,429

Stockholders' equity:
  Preferred stock, $.01 par value; Authorized 5,000,000 shares;
    no shares issued or outstanding                                             --
  Common stock, $.01 par value; Authorized 25,000,000 shares; issued and outstanding 9,743,573 at December 31,
    2000 and 9,747,526 shares at June 30, 2001                                  97             97
  Additional paid-in capital                                                52,834         52,837
  Accumulated deficit                                                      (46,383)       (50,544)
                                                                          --------       --------
    Total stockholders' equity                                               6,548          2,390
                                                                          --------       --------
                                                                          $ 11,768       $  8,819
                                                                          ========       ========

     See accompanying notes to condensed consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      -----------------------       ----------------------
                                                      JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                                        2000           2001           2000          2001
                                                      --------       --------       --------      --------
Revenues:
  Product                                             $  8,418       $  5,895       $ 12,770       $ 10,039
  License and service                                      632            454          1,002            788
                                                      --------       --------       --------       --------
  Total revenues                                         9,050          6,349         13,772         10,827
                                                      --------       --------       --------       --------
Costs and expenses:
  Cost of sales--products                                6,383          4,616         10,002          7,682
  Cost of sales--license and service                       228            117            396            250
  Selling, general and administrative                    2,803          1,681          5,183          3,454
  Research and development                               1,404          1,682          2,726          3,525
  Amortization of goodwill and other intangibles           703             23          1,406             46
                                                      --------       --------       --------       --------
Operating loss                                          (2,471)        (1,770)        (5,941)        (4,130)
Total other expense (income), net                          (53)            13            (66)            29
                                                      --------       --------       --------       --------
Loss before income taxes                                (2,418)        (1,783)        (5,875)        (4,159)
Provision for income taxes                                   2              2              6              2
                                                      --------       --------       --------       --------
Net loss                                              $ (2,420)      $ (1,785)      $ (5,881)      $ (4,161)
                                                      ========       ========       ========       ========
Net loss per share--basic and diluted                 $  (0.24)      $  (0.18)      $  (0.60)      $  (0.43)
                                                      ========       ========       ========       ========
Shares used in per share computations--basic
  and diluted                                            9,881          9,747          9,874          9,747
                                                      ========       ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                         LITRONIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                             -----------------------
                                                             JUNE 30,       JUNE 30,
                                                               2000           2001
                                                             --------       --------
Cash flows from operating activities:
  Net loss                                                   $ (5,881)      $ (4,161)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Provision for losses on receivables                            192            130
   Depreciation and amortization                                1,703            433
  Changes in assets and liabilities:
   Accounts receivable                                          1,596            709
   Inventories                                                   (147)          (125)
   Prepaid expenses                                              (264)          (124)
   Other current assets                                           (49)          (129)
   Other assets                                                  (621)           260
   Notes receivable                                                (3)            --
   Accounts payable                                             1,833          2,334
   Accrued liabilities                                           (262)          (183)
   Deferred revenue                                               532           (105)
                                                             --------       --------
     Net cash used in operating activities                     (1,371)          (961)
                                                             --------       --------
Cash flows used in investing activities:
  Purchases of property and equipment                            (766)           (47)
  Restricted cash related to line of credit                       612             --
                                                             --------       --------
     Net cash used in investing activities                       (154)           (47)
                                                             --------       --------
Cash flows from financing activities:
  Stock options exercised                                          20              3
  Borrowings on revolving note payable                            838         10,064
  Proceeds from insurance financing                               748             --
  Repayment on insurance financing                               (169)          (249)
  Principal payments on revolving note payable
    and long-term notes payable to bank                          (856)       (10,652)
                                                             --------       --------
    Net cash provided by (used in) financing activities           581           (834)
                                                             --------       --------
  Net decrease in cash                                           (944)        (1,842)
Cash and cash equivalents at beginning of period                6,441          4,120
                                                             --------       --------
Cash and cash equivalents at end of period                   $  5,497       $  2,278
                                                             ========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                 $     64       $     37
    Income taxes                                                    5              2
                                                             ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                  LITRONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  GENERAL INFORMATION:

     Condensed Consolidated Financial Statements

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001; the results of operations for the three and six months ended June 30, 2000 and 2001; and the statements of cash flows for the six months ended June 30, 2000 and 2001. Interim results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000, included in the Company's Form 10-K/A, filed in April 2001.

     Goodwill and Other Intangibles

     The Company amortizes intangible assets relating to businesses acquired and costs in excess of the fair value of net assets of businesses acquired ("goodwill and other intangibles") using the straight-line method over the estimated useful lives of the intangible assets and business acquired. Amortization of goodwill and other intangibles was $1,406 and $46 for the six months ended June 30, 2000 and June 30, 2001, respectively.

     New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Under Statement 142, the amortization of goodwill ceases upon adoption of the Statement, which is effective for fiscal years beginning after December 15, 2001, which for calendar year-end companies, will be January 1, 2002. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. In all cases, the provisions of Statement 142 shall be initially applied at the beginning of a fiscal year.

     The Company has historically amortized its goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of Statement 142, the Company will cease amortizing goodwill. The Company anticipates adopting Statement 142 as of the beginning of fiscal year 2002 (i.e. January 1, 2002).

The Company recorded an impairment charge of $31,415 in the fourth quarter of 2000, related to unamortized goodwill and other intangible assets acquired in the purchase of Pulsar Data Systems, Inc. ("Pulsar"). Included in the impairment charge was $10,737 related to goodwill. The goodwill included in the impairment charge represented all the Company's remaining unamortized goodwill, at December 31, 2000 there was no unamortized goodwill included on the Company's books. No expense related to the amortization of goodwill has been included in either the quarter ended March 31, 2001, or the three and six-month periods ended June 30, 2001. The Company will continue to amortize the other intangible assets over the remaining useful lives subsequent to the adoption of Statement 142.

(2)  INVENTORIES

     A summary of inventories follows:

                                      DECEMBER 31,     JUNE 30,
                                         2000            2001
                                      ------------     --------
             Raw materials               $258            $336
             Work-in-process               86              52
             Finished goods               351             432
                                         ----            ----
                                         $695            $820
                                         ====            ====

(3)  LONG TERM DEBT

     A summary of long-term debt follows:

                                                                                 DECEMBER 31,    JUNE 30,
                                                                                    2000           2001
                                                                                 ------------    --------
Revolving note payable to bank with maximum availability of $5,000, bearing interest at prime plus .625% (10.125% at December 31, 2000 and 7.375% at
   June 30, 2001) interest payable monthly through maturity on May 10, 2002;
   secured by substantially all assets of the Company                                 1,509         921

Note payable for insurance financing due in nine monthly payments beginning
   July 9, 2000 at an annual percentage rate of 7.15%                                    12          --

Note payable for insurance financing due in eighteen monthly payments beginning
   July 9, 2000 at an annual percentage rate of 8.18%                                   484         247
                                                                                     ------      ------
                                                                                      2,005       1,168

Less current installments                                                             1,986       1,168
                                                                                     ------      ------

                                                                                     $   19      $   --
                                                                                     ======      ======


     In June 1999 the Company entered into a three-year lending agreement with Guaranty Business Credit Corporation ("GBCC") permitting borrowings under a $20,000 secured revolving line of credit facility that commenced on June 14, 1999. The agreement provided for an annual interest rate of prime plus .625%; and a pledge of substantially all of the Company's personal and real property as collateral. On April 18, 2001 the Company and GBCC amended the revolving line of credit facility. Although the amended credit facility was for borrowings up to $5,000, under the terms of the agreement the amount of borrowing available to the Company is subject to a maximum borrowing limitation based on eligible collateral. Under the terms of the amended agreement eligible collateral includes 35% of eligible accounts receivable. As a result, the amount that was actually available to the Company at any particular time may have been significantly less than the full $5,000 credit facility due to the maximum borrowing limitation calculation. Borrowings related to this agreement are included in current installments of long-term debt in the condensed consolidated financial statements.

     The agreement with GBCC included a number of covenants and restrictions that the Company was required to adhere to. These covenants and restrictions included maintenance of minimum levels of working capital, tangible net worth, and profitability. In addition, the agreement did not allow the Company to pay dividends or enter into merger agreements. The Company was not in compliance with the adjusted covenants at June 30, 2001, however, the Company has obtained a waiver of those covenant violations as of June 30, 2001.

(4)  CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

     Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 2000 and June 30, 2001, accounts receivable included $3,732 and $2,594 respectively, due from the U.S. Government and related agencies. Sales to federal government agencies represented 67% and 64% of the Company's revenues for the six months ended June 30, 2000 and 2001, respectively.

     The Company had sales to one customer that was an agency of the U.S. Government and represented 28% of the total revenues for the six months ended June 30, 2000. The Company had sales to two customers, which were agencies of the U.S. Government, which represented 17% and 13%, respectively, of total revenues for the six months ended June 30, 2001. No other customers accounted for more than 10% of total revenues during the six months ended June 30, 2000 and June 30, 2001. Trade accounts receivable totaled $1,191 and $1,306 from these major customers as of December 31, 2000 and June 30, 2001 respectively.

     At June 30, 2001, the Company's investment portfolio consisted of $1,976 in cash equivalents. The Company does not believe that it has a concentration of investment risk due to the diversification of the investment portfolio. All amounts are invested in a money market account with a major financial services firm.

(5)  1999 STOCK OPTION PLAN

     During the quarter ended June 30, 2001, the Company granted options to purchase 22,500 shares at an exercise price of $2.46 per share, the then current fair market value, under the Company's 1999 Stock Option Plan (the "1999 Plan"), which was established in April 1999.

(6)  LOSS PER SHARE

     The computation of diluted net loss per share for the three months ended June 30, 2000 and 2001 and the six months ended June 30, 2000 and 2001 excluded the dilutive effect of 751,195, and 915,142, respectively, of incremental common shares attributable to the exercise of outstanding common stock options and warrants as a result of the antidilutive effect.

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

     The Company has cost reimbursable type contracts with the Federal Government. Consequently, the Company is reimbursed based upon its direct expenses attributable to the contract, plus a percentage based upon overhead, material handling, and general and administrative expenses. The overhead, material handling, and general and administrative rates are estimates. Accordingly, if the actual rates as determined by the Defense Contract Audit Agency were below the Company's estimates, a refund for the difference would be due to the Federal Government. It is management's opinion that no material liability will result from any contract audits.

     On January 16, 1998, G2 Resources Inc. (G2) filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provided that Pulsar pay G2 $500 in 30 monthly installments of $16 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10,300. Pulsar asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claimed that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar asserted defenses to Classical's claim. On April 20, 2001, a court hearing was held and G2's complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. On May 22,2001, G2 filed a new complaint against Pulsar. The Company believes that the claims made by G2 against Pulsar are without merit and intends to vigorously defend against these claims.

     The Company is involved from time to time in various other litigations that arise in the ordinary course of business. We are not currently involved in any litigation that we believe will have a material impact on our results of operations, financial condition or liquidity.

(8)  BUSINESS SEGMENTS AND PRODUCT LINES

     In 1998 and prior to the acquisition of Pulsar in June 1999, the Company operated in one business segment. Subsequent to the acquisition of Pulsar, the Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales, and identifiable assets of these segments as of and for the three and six months ended June 30, 2000 and 2001.

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  ---------------------      ---------------------
                                                  JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                                   2000          2001          2000        2001
                                                  -------      --------      -------      -------
Revenue
  Information Security Products and Services       $ 2,139      $ 1,945      $ 3,559      $ 3,895
  Network Solutions Market                           6,911        4,404       10,213        6,932
                                                   =======      =======      =======      =======
Cost of sales
   Information Security Products and Services          709          757        1,242        1,679
   Network Solutions Market                          5,902        3,976        9,156        6,253
                                                   =======      =======      =======      =======

                                                 DECEMBER 31,   JUNE 30,
                                                     2000         2001
                                                 -----------    -------
Identifiable assets
   Information Security Products and Services      $ 1,373      $ 1,405
   Network Solutions Market                          4,370        3,114
                                                   =======      =======

     As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

     During the three and six months ended June 30, 2000, the Company had four distinct product lines: network deployment products, data security products, license and service, and electric security systems. During the three and six months ended June 30, 2001, the Company had three distinct product lines: network deployment products, data security products and license and service. Following is a summary of total revenues by product line.

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          --------------------      --------------------
                                                          JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                           2000          2001         2000         2001
                                                          -------      -------      -------      -------
Network deployment products                               $ 6,759      $ 4,404      $10,000      $ 6,932
Data security products                                      1,659        1,491        2,770        3,107
License and service                                           480          454          788          788
Electric security systems                                     152           --          214           --
                                                          -------      -------      -------      -------
     Total net product, license and service revenues      $ 9,050      $ 6,349      $13,772      $10,827
                                                          =======      =======      =======      =======

     In July 2000 the Company discontinued the electric security systems product line. The Company has not and does not anticipate incurring any significant expense as the result of this decision.

(9)  BIZ INTERACTIVE ZONE MERGER

     In February 2001, the Company signed a Term Sheet with BIZ Interactive Zone, Inc. ("BIZ"), relating to the Company's proposed merger whereby Litronic Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company, will merge with and into BIZ. BIZ will become a wholly owned subsidiary of the Company. On February 12, 2001, the Company issued a press release regarding the proposed merger with BIZ. On July 3, 2001, the Company and BIZ signed a definitive Agreement and Plan of Reorganization. Concurrent with the signing of the definitive Agreement and Plan of Reorganization the majority shareholders of both the Company and BIZ signed a voting agreement agreeing to vote their shares in favor of the merger. The total number of shares of common stock to be issued to the BIZ shareholders (other than the Company's CEO) in the merger is 10,209,954. The Company's CEO will receive 665,124 shares of common stock in the merger. The Company expects the merger to be completed in the third quarter of 2001.

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

     In February 2001, we signed a Term Sheet with BIZ Interactive Zone, Inc. ("BIZ"), relating to our proposed merger whereby Litronic Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company, will merge with and into BIZ. BIZ will become our wholly owned subsidiary. On February 12, 2001, we issued a press release regarding our proposed merger with BIZ. On July 3, 2001, we and BIZ signed a definitive Agreement and Plan of Reorganization. Concurrent with the signing of the definitive Agreement and Plan of Reorganization the holders of a majority of our shares and of BIZ signed a voting agreement agreeing to vote their shares in favor of the merger. We expect the merger to be completed in the third quarter of 2001.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.


                                                        PERCENTAGE OF             PERCENTAGE OF
                                                        TOTAL REVENUES            TOTAL REVENUES
                                                     -------------------      ---------------------
                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     -------------------      ---------------------
                                                     JUNE 30,    JUNE 30,     JUNE 30,      JUNE 30,
                                                      2000         2001         2000          2001
                                                     -------     -------      -------       -------
Revenues:
Product                                                93.0%        92.8%        92.7%        92.7%
License and service                                     7.0          7.2          7.3          7.3
                                                      -----        -----        -----        -----
Total revenues                                        100.0        100.0        100.0        100.0
                                                      -----        -----        -----        -----
Costs and expenses:
Cost of sales--products                                70.5         72.7         72.6         71.0
Cost of sales--license and service                      2.5          1.8          2.9          2.3
Selling, general and administrative                    31.0         26.5         37.6         31.9
Research and development                               15.5         26.5         19.8         32.6
Amortization of goodwill and other intangibles          7.8          0.4         10.2          0.4
                                                      -----        -----        -----        -----
Operating loss                                        (27.3)       (27.9)       (43.1)       (38.2)
Total other expense (income), net                      (0.6)         0.2         (0.5)         0.2
                                                      -----        -----        -----        -----
Loss before income taxes                              (26.7)       (28.1)       (42.7)       (38.4)
Provision for income taxes                              0.0          0.0          0.0          0.0
                                                      -----        -----        -----        -----
Net loss                                              (26.7)%      (28.1)%      (42.7)%      (38.4)%
                                                      =====        =====        =====        =====


     RESULTS OF OPERATIONS -- COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001

     TOTAL REVENUE. Total revenues decreased 30% from $9.1 million during the three months ended June 30, 2000 to $6.3 million during the three months ended June 30, 2001. The decrease was primarily attributable to a decrease in product revenues of $2.4 million related to network deployment products and a decrease of $178,000 in revenues related to license and service and primarily attributable to the discontinuation of the electric security systems product line.

     During the three months ended June 30, 2000, we derived 29% and 10% of our revenue from sales to U.S. Immigration & Naturalization Service and the U.S. Patent & Trademark Office, respectively. During the three months ended June 30, 2001, we derived 23% and 14%, respectively, of our revenue from sales to the U.S. Immigration and Naturalization Service and the National Institute of Health. Sales to Federal government agencies accounted for approximately 67% and 69% of our sales during the three months ended June 30, 2000 and 2001, respectively.

     PRODUCT REVENUE. Product revenue decreased 30% from $8.4 million during the three months ended June 30, 2000 to $5.9 million during the three months ended June 30, 2001. The decrease was primarily attributable to a $2.4 million decrease in revenues related to network deployment products along with a $168,000 decrease in revenues related to data security products.

     LICENSE AND SERVICE REVENUE. License and service revenue decreased 28% from $632,000 during the three months ended June 30, 2000 to $454,000 during the three months ended June 30, 2001. The decrease was primarily attributable to a $152,000 decrease in revenues related to electric security systems and a $26,000 decrease in revenues related to license and services. The electric security systems product line was discontinued in July 2000.

     PRODUCT GROSS MARGIN. Product gross margins decreased as a percentage of net product revenue from 24% during the three months ended June 30, 2000 to 22% during the three months ended June 30, 2001. The decrease was primarily attributable to a decrease in gross margins related to network deployment products. Margins on network deployment products decreased from 15% during the three months ended June 30, 2000 to 10% during the three months ended June 30, 2001.

     LICENSE AND SERVICE GROSS MARGIN. License and service gross margin increased as a percentage of license and service revenue from 64% during the three months ended June 30, 2000 to 74% during the three months ended June 30, 2001. This increase was primarily attributable to the discontinued electric security systems product line. Gross margins related to the electric security systems product line were significantly less than those related to other types of licenses and services that we provide.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 40% from $2.8 million during the three months ended June 30, 2000 to $1.7 million during the three months ended June 30, 2001. The decrease was primarily attributable to a reduction in selling, general and administrative ("S,G&A") related payroll expenses at Pulsar. The average S,G&A headcount at Pulsar decreased by 18 or 47% during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses decreased from 31% during the three months ended June 30, 2000 to 27% during the three months ended June 30, 2001. The percentage decrease was also primarily attributable to reduced S,G&A related payroll expenses at Pulsar.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 20% from $1.4 million during the three months ended June 30, 2000 to $1.7 million during the three months ended June 30, 2001. The increase was primarily attributable to increased staffing related to product development, including development efforts related to the Forte microprocessor, Maestro, ProFile Manager, NetSign and token reader/writers. As a percentage of revenue, research and development expenses increased from 16% during the three months ended June 30, 2000 to 27% during the three months ended June 30, 2001. The percentage increase was primarily attributable to an increase in research and development spending combined with a decrease in total revenue.

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

     The amortization of goodwill and other intangibles decreased 97% from $703,000 during the three months ended June 30, 2000 to $23,000 during the three months ended June 30, 2001. The decrease is primarily attributable to the reduction of goodwill and other intangibles that occurred as the result of the impairment charge that we recorded in the fourth quarter of 2000.

     OTHER EXPENSE (INCOME), NET. Net other income changed $66,000 from $53,000 net interest income during the three months ended June 30, 2000 to $13,000 net interest expense during the three months ended June 30, 2001. The change was primarily attributable to a reduction in interest income of $85,000 and decrease in interest expense of $19,000. The reduction in interest income was primarily the result of lower cash balances and the decrease in interest expense was the result of decreased borrowings.

     INCOME TAXES. Tax expense of $2,000 was recognized during the three months ended June 30, 2000 and 2001 and was related to minimum franchise taxes for the state of California. We did not recognize any tax benefit from operating losses in the three months ended June 30, 2000 or 2001.


     RESULTS OF OPERATIONS -- COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001

     TOTAL REVENUE. Total revenues decreased 21% from $13.8 million during the six months ended June 30, 2000 to $10.8 million during the six months ended June 30, 2001. The decrease was primarily attributable to a decrease in product revenue of $3.1 million related to network deployment products offset by an increase in data security products of $337,000 and a decrease of $214,000 in revenues related to the discontinuation of the electric security systems product line.

     During the six months ended June 30, 2000, we derived 28% of our revenue from sales to U.S. Immigration and Naturalization Service. During the six months ended June 30, 2001, we derived 17% and 13% of our revenue from sales to the U.S. Immigrations and the National institute of Health. Sales to Federal government agencies accounted for approximately 67% and 64% of our sales during the six months ended June 30, 2000 and 2001, respectively.

     PRODUCT REVENUE. Product revenue decreased 21% from $12.8 million during the six months ended June 30, 2000 to $10.0 million during the six months ended June 30, 2001. The decrease was primarily attributable to a $3.1 million decrease in revenues related to network deployment products combined with a $337,000 increase in revenues related to data security products.

     LICENSE AND SERVICE REVENUE. License and service revenue decreased 21% from $1.0 million during the six months ended June 30, 2000 to $788,000 during the six months ended June 30, 2001. The decrease was primarily attributable to a $214,000 decrease in revenues related to electric security systems. The electric security systems product line was discontinued in July 2000.

     PRODUCT GROSS MARGIN. Product gross margins increased as a percentage of net product revenue from 22% during the six months ended June 30, 2000 to 23% during the six months ended June 30, 2001. The increase is primarily attributable to a change in the mix of data security products as compared to network deployment products. Data security products have a higher gross margin associated with them, whereas network deployment products have a higher cost of sales as a percentage of sales associated with them.

     LICENSE AND SERVICE GROSS MARGIN. License and service gross margin increased as a percentage of license and service revenue from 60% during the six months ended June 30, 2000 to 68% during the six months ended June 30, 2001. This increase was primarily attributable to the discontinued electric security systems product line. Gross margins related to the electric security systems product line were significantly less than those related to other types of licenses and services that we provide.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 33% from $5.2 million during the six months ended June 30, 2000 to $3.5 million during the six months ended June 30, 2001. The decrease was primarily attributable to a reduction S,G&A related payroll expenses at Pulsar. The average S,G&A headcount at Pulsar decreased by 18 or 47% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses decreased from 38% during the six months ended June 30, 2000 to 32% during the six months ended June 30, 2001. The percentage decrease was also primarily attributable to reduced S,G&A related payroll expenses at Pulsar.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 29% from $2.7 million during the six months ended June 30, 2000 to $3.5 million during the six months ended June 30, 2001. The increase was primarily attributable to increased staffing related to product development, including development efforts related to the Forte microprocessor, Maestro, ProFile Manager, NetSign and token reader/writers. As a percentage of revenue, research and development expenses increased from 20% during the six months ended June 30, 2000 to 33% during the six months ended June 30, 2001. The percentage increase was primarily attributable to an increase in research and development spending combined with a decrease in total revenues.

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

     The amortization of goodwill and other intangibles decreased 97% from $1.4 million during the six months ended June 30, 2000 to $46,000 during the six months ended June 30, 2001. The decrease is primarily attributable to the reduction of goodwill and other intangibles that occurred as the result of the impairment charge that we recorded in the fourth quarter of 2000.

     OTHER EXPENSE (INCOME), NET. Net other income changed $95,000 from $66,000 net interest income during the six months ended June 30, 2000 to $29,000 net interest expense during the six months ended June 30, 2001. The change was primarily attributable to a reduction interest income of $106,000 and a decrease in interest expense of $11,000. The reduction in interest income was primarily the result of lower cash balances and the decrease in interest expense was the result of decreased borrowings.

     INCOME TAXES. Tax expense of $6,000 was recognized during the six months ended June 30, 2000 and was related to minimum franchise taxes for the state of California. We did not recognize any tax benefit from operating losses in the six months ended June 30, 2000. Tax expense of $2,000 was recognized during the six months ended June 30, 2001 and was related to minimum franchise taxes for the state of California. We did not recognize any tax benefit from operating losses in the six months ended June 30, 2001.

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

     On April 18, 2001 we and our lender amended the revolving line of credit facility. Under the terms of the amended agreement the maximum borrowings are $5.0 million, eligible collateral excludes inventory, and the advance rate is 35%. In addition, certain of the financial covenants and requirements were adjusted. Changes in the amended agreement related to the definition of maximum borrowing, eligible collateral and the advance rate were effective on April 18, 2001, changes related to financial covenants and requirements were effective as of March 31, 2001. We were not in compliance with the adjusted covenants at June 30, 2001, however, we have obtained a waiver of those covenant violations as of June 30, 2001.

     Cash used in operations decreased $410,000 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in cash used in operations was primarily attributable to a decrease of $388,000 in the net loss after adding back the provision for losses on receivables and depreciation and amortization expense.

     Cash used in investing activities decreased $107,000 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in cash used in investing activities was attributable to a decrease of $719,000 in the amount of property and equipment purchased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, however, during the six months ended June 30, 2000, the amount of property and equipment purchased was partially offset by $612,000 of previously restricted cash related to our revolving credit line that was reclassified as unrestricted during the six months ended June 30, 2000.

     Cash used in financing activities increased $1.4 million during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase was primarily attributable to a net increase in debt repayments combined with a reduction in proceeds from insurance financing during the six months ended June 30, 2001 as compared the six months ended June 30, 2000.

     We believe that existing cash and cash equivalents and the current availability under our amended $5.0 million revolving line of credit may not be sufficient to satisfy our contemplated cash requirements for the next twelve months. As noted above, our amended $5.0 million revolving credit facility contains various covenants and restrictions. Since June 30, 2001, we have been out of compliance with certain covenants, including maintenance of minimum levels of working capital, tangible net worth, and profitability. The lender has not granted us a waiver of these continuing covenant violations. As a result of our non-compliance, under the terms of the agreement, the lender has the right to declare our outstanding borrowings immediately due and payable and have no further obligation to make advances under the terms of the lending agreement. As of the date of this filing the lender has not declared outstanding borrowings immediately due and payable and has continued to make advances in accordance with the amended agreement. Under the terms of the agreement, we must obtain the lender's consent for any merger or consolidation. The lender has indicated to us that it intends to discontinue making advances under the terms of the amended agreement effective with our merger with BIZ and will apply all subsequent collections to outstanding borrowings until such borrowings and related interest charges are paid in full. Once all borrowings and related interest have been paid the lender will release its security interest in our assets. We have no assurance that the lender will continue to make advances until the merger or that the lender will not declare all outstanding borrowings immediately due and payable prior to, or at the time of, the merger.

     BIZ is a development stage enterprise and is devoting substantially all of its efforts towards conducting research and development, advertising and promotions, raising capital and building infrastructure. BIZ has and is expected to continue to utilize significant cash resources and will require additional outside funding in the future.

     We are currently looking for a new lender to replace all, or a portion of, the borrowing availability of our current lending agreement. We are in discussions with several lenders that primarily focus on factoring accounts receivable. If we are successful in finding a new lender it will be necessary to arrange to pay off the outstanding borrowings under our current lending agreement so that our current lender will release its security interest in our assets. Although we hope to have a new lender in place at the time of, or prior to, the merger, we have no assurance that we will be able to find a new lender who will offer us borrowing availability and terms that are acceptable to us.

     In addition to finding a new lender, to satisfy our contemplated cash requirements for the next twelve months it will also be necessary to obtain additional capital from one or more of the following sources:

     o Company merger - On July 3, 2001, we signed a definitive Agreement and Plan of Reorganization with BIZ relating to our proposed merger. We anticipate that the merger will be completed in August 2001. We will be the surviving entity after the proposed merger is complete and will be renamed SSP Solutions, Inc. We anticipate that the combined entity will be in a more favorable position to access capital markets. If the merger is not completed in a timely manner or not at all, we may seek additional capital on terms less favorable than if the merger were completed in a timely manner.

     o Additional equity capital -- We may seek additional equity capital. Equity capital, if available, may be issued at a discount to market resulting in dilution to current stockholders. In addition, providers of new equity capital may require additional concessions in order for them to provide needed capital to the Company.

     o Additional commitment - In a letter to us dated April 17, 2001, our chief executive officer and majority shareholder committed, if necessary, to providing the personal financial resources required to enable us to meet all of our financial obligations as they become due through January 1, 2002.

     On May 9, 2001, we announced the implementation of a cost reduction program with the objective of lowering annualized expenses by $2.5 to $3.0 million. The cost reduction program was implemented in response to the general economic slowdown so that our cost structure would be better aligned with overall market conditions. The cost reductions include an approximate 20% decrease in workforce and the reduction of discretionary spending where appropriate. The cost reductions were not limited to one particular area but were spread throughout the company. The cost reductions related to workforce had an immediate impact while the reductions in discretionary spending will be realized at the time such expenses are not incurred.

     We had previously indicated our plan to begin shipping our new CypherServers in mid-2001. Our operating forecast assumed the CypherServer product launch would go as planned and that anticipated sales of the CypherServers would be realized. We have not realized the sales previously anticipated and have undertaken further market research to clarify customer requirements. We are currently designing a significant enhancement to the software that operates the CypherServer to more closely meet customer needs. We will re-launch the CypherServer family of products during the second half of 2001. Since we did not realize the anticipated sales from the initial launch of our CypherServer products it may be necessary for us to make additional expense reductions beyond those already made, although no additional reductions are currently planned.

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

BUSINESS ENVIRONMENT AND RISK FACTORS

THE ANTICIPATED BENEFITS OF OUR PROPOSED MERGER WITH BIZ MAY NOT BE REALIZED

     In February 2001, we signed a Term Sheet with BIZ, relating to our proposed merger and on February 12, 2001, we issued a press release regarding the proposed merger. On July 3, 2001, we and BIZ signed a definitive Agreement and Plan of Reorganization. Concurrent with the signing of the definitive Agreement and Plan of Reorganization the majority shareholders of both companies signed a voting agreement agreeing to vote their shares in favor of the merger. We expect the merger to be completed in the third quarter of 2001. Even though we expect that our merger with BIZ will result in mutual benefits, those benefits may not be realized due to a number of factors:

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

IF WE ARE NOT ABLE TO FIND A LENDER TO REPLACE OUR CURRENT LENDER, WHO HAS INDICATED IT WILL NO LONGER LEND TO US ONCE THE MERGER WITH BIZ HAS BEEN COMPLETED, OUR LIQUIDITY MAY BE SEVERELY IMPAIRED

     Our current lender has indicated that it intends to discontinue making advances to us effective upon the closing of our merger with BIZ. We have not yet located a replacement lender, and cannot be assured that we will be able to find a lender that will offer us favorable terms. If we are unable to find a replacement lender in a timely manner or at all, we will have to seek other forms of capital, and likewise cannot be assured that capital will be available on terms favorable to us. In addition, if we are not able to find a replacement lender or other source of capital, it may be necessary for us to make significant reductions in our operations that could negatively impact our business.

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

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

     We may not become profitable or significantly increase our revenue. We incurred net losses of $5.9 million for the six months ended June 30, 2000 and $4.2 million for the six months ended June 30, 2001.

HEADCOUNT REDUCTIONS IMPLEMENTED AS PART OF A COST REDUCTION STRATEGY MAY INHIBIT FUTURE GROWTH.

     The headcount reductions we have made along with any additional headcount reductions we may make in the future could inhibit our future growth. Our ability to respond in a timely manner as future business opportunities arise depends on having highly skilled employees available. If our staffing levels are not adequate to respond as future business opportunities arise and if we are not able to hire additional employees due to the constraints of our overall cost reduction strategy our business could be adversely affected.

A DEFAULT UNDER OUR SECURED CREDIT ARRANGEMENTS COULD RESULT IN A FORECLOSURE OF OUR ASSETS BY OUR CREDITORS.

     All of our assets are pledged as collateral to secure portions of our debt. This means that if we default on our secured debt obligations our indebtedness could become immediately due and payable and the lenders could foreclose on our assets. From time to time we have been in violation of financial covenants under our existing credit arrangements and have had to negotiate with our lenders for waivers or forbearance agreements for these violations. Although we have received waivers in the past, we may not be able to obtain waivers of future covenant violations. Since June 30, 2001, we have been out of compliance with certain covenants, including maintenance of minimum levels of working capital, tangible net worth, and profitability. The lender has not granted us a waiver of these covenant violations. As a result of our non-compliance, under the terms of the agreement, the lender has the right to declare our outstanding borrowings immediately due and payable and have no further obligation to make advances under the terms of the lending agreement. As of the date of this filing the lender has not declared outstanding borrowings immediately due and payable and has continued to make advances in accordance with the agreement. Under the terms of the agreement, we must obtain the lender's consent for any merger or consolidation. The lender has indicated to us that it intends to discontinue making advances under the terms of the amended agreement effective with our merger with BIZ Interactive Zone, Inc. and will apply all subsequent collections to outstanding borrowings until such borrowings and related interest charges are paid in full. Once all borrowings and related interest have been paid the lender will release its security interest in our assets. We have no assurance that the lender will continue to make advances until the merger or that the lender will not declare all outstanding borrowings immediately due and payable prior to, or at the time of, the merger.

THE TERMS OF OUR LOAN AGREEMENTS COULD LIMIT OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

     The terms of our loan agreements with our credit providers could limit our ability to implement our strategy. In addition to substantially prohibiting us from incurring additional indebtedness, our loan agreements with these creditors limit or prohibit us from the following unless we first obtain their consent:

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

     We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The nonrenewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. During the six months ended June 30, 2000, we derived 28% of our total revenues from one customer and during the six months ended June 30, 2001 we derived 17% and 13% of our total revenues from two customers.

DOING BUSINESS WITH THE U.S. GOVERNMENT ENTAILS MANY RISKS, WHICH COULD ADVERSELY AFFECT US.

     Sales to U.S. government agencies accounted for 71% of our consolidated revenue during the six months ended June 30, 2001. Our sales to these agencies are subject to risks, including:

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

WE DEPEND ON KEY MANAGEMENT PERSONNEL.

     Our success will depend largely on the continuing efforts of our executive officers and senior management. Our business may be adversely affected if the services of any of our key personnel become unavailable to us. There is a risk that these individuals will not continue to serve for any particular period of time. While we have obtained a key person life insurance policy on the life of our current chief executive officer, in the amount of $3.0 million, this amount may not be sufficient to offset the loss of his services.

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

WE FACE INTENSE COMPETITION FROM A NUMBER OF SOURCES.

     The markets for our products and services are intensely competitive and, as a result, we face significant competition from a number of different sources. We may be unable to compete successfully as many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. In addition, there are several smaller companies and start-up companies with which we compete from time to time. We also expect that competition will increase as a result of consolidation in the information security technology and product reseller industries.

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

SMALL NUMBER OF STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, WILL HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES.

     Kris Shah and members of his family beneficially own, in the aggregate, approximately 55% of our outstanding common stock. These stockholders, if acting together, would have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control.

LAWSUITS MAY BE FILED AGAINST US THAT COULD ADVERSELY AFFECT OUR BUSINESS IF THEY ARE RESOLVED AGAINST US.

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

THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND THE EXISTENCE OF REGISTRATION RIGHTS COULD DEPRESS THE MARKET FOR OUR COMMON STOCK.

     The possibility that a substantial number of additional shares of common stock may become tradable in the public market in the future may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of equity securities. The shares that are restricted from trading, pursuant to agreement with the underwriter in our initial public offering, became available for sale in June 2000 and over succeeding months. We cannot predict the effect, if any, that sales of these additional securities or the availability of these additional securities for sale will have on the market prices prevailing from time to time. In addition, the representatives of the underwriters in our initial public offering were also granted registration rights, which commenced in June 2000 provided for the registration under the Securities Act of the securities issuable upon exercise of the representatives' warrants. The exercise of these rights could result in substantial expense to us. Furthermore, if the representatives exercise their registration rights, they will be unable to make a market in our securities for up to nine days before the initial sales of the warrants until the discontinuation of sales. If the representatives cease making a market, the market and market prices for the securities may be adversely affected and the holders of these securities may be unable to sell them.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We entered into an agreement with GBCC permitting us to borrow under a $20.0 million secured revolving line of credit facility in June 1999. On April 18, 2001, the agreement was amended and now allows maximum borrowings of $5.0 million. Changes in the amended agreement related to the definition of maximum borrowing, eligible collateral and the advance rate were effective on April 18, 2001, changes related to financial covenants and requirements were effective as of March 31, 2001. Under both the original agreement and the amended agreement, we are subject to an annual interest rate of the prime rate plus 0.625%. Future operating results could be adversely affected by increases in interest rates that occur while significant borrowings are outstanding. We had outstanding borrowings of $921,000 related to this line of credit at June 30, 2001. A 10% change in the underlying prime rate would result in an approximately $7,000 change in the annual amount of interest paid on such debt.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved from time to time in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe will have a material impact on our results of operations, financial condition or liquidity.

     On January 16, 1998, G2 Resources Inc. (G2) filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provided that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10.3 million. Pulsar asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claims that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar asserted defenses to Classical's claim. On April 20, 2001, a court hearing was held and G2's complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. On May 22, 2001, G2 filed a new complaint against Pulsar. We believe that the claims made by G2 against Pulsar are without merit and intend to vigorously defend against these claims.

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

Date: August 14, 2001                        LITRONIC INC.


                                             By  /s/        KRIS SHAH
                                                 -------------------------------
                                                            Kris Shah
                                                 Director, Chairman of the Board
                                                   and Chief Executive Officer


                                             By  /s/      ROY E. LUNA
                                                 -------------------------------
                                                          Roy E. Luna
                                                   Chief Financial Officer and
                                                  Principal Accounting Officer