Form 10-Q
period 2001-09-30
SSP SOLUTIONS INC
filed 2001-11-19
CIK 1078717

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q

                             [LOGO OF SSP SOLUTIONS]

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001,

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-26227

                                ----------------

                               SSP SOLUTIONS, INC.

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

                                ----------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of November 14, 2001, the registrant had 20,622,654 shares of common stock outstanding.

================================================================================

                               SSP SOLUTIONS, INC.

                                      INDEX

                                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements...................................................................................   3
         Condensed Consolidated Balance Sheets--December 31, 2000 and September 30, 2001........................   3
         Condensed Consolidated Statements of Operations--Three and nine months ended
         September 30, 2000 and 2001............................................................................   4
         Condensed Consolidated Statements of Cash Flows--Nine months ended September 30, 2000 and 2001.........   5
         Notes to Condensed Consolidated Financial Statements...................................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................  13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................  28
PART II  OTHER INFORMATION......................................................................................  29
Item 1.  Legal Proceedings......................................................................................  29
Item 2.  Changes in Securities and Use of Proceeds..............................................................  29
Item 3.  Defaults upon Senior Securities........................................................................  29
Item 4.  Submission of Matters to a Vote of Security Holders....................................................  29
Item 5.  Other Information......................................................................................  30
Item 6.  Exhibits and Reports on Form 8-K.......................................................................  30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                                          DECEMBER 31,   SEPTEMBER 30,
                                                                             2000            2001
                                                                          -----------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $   4,120       $   1,194
  Investment in trading securities                                                --           1,589
  Accounts receivable (net of allowance for doubtful accounts of $268 and $228 as of December 31, 2000 and September 30,
    2001, respectively)                                                        4,137           3,009
  Inventories                                                                    695             992
  Prepaid expenses                                                               542             830
  Note receivable -- related party                                                --              49
  Other current assets                                                           325             516
                                                                           ---------       ---------
    Total current assets                                                       9,819           8,179
Property and equipment, net                                                      823             481
Other assets                                                                     343             182
Goodwill and other intangibles, net                                              783          61,738
                                                                           ---------       ---------
                                                                           $  11,768       $  70,580
                                                                           =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                   $   1,986       $     159
  Accounts payable                                                             1,392           8,106
  Accrued liabilities                                                          1,366           1,932
  Note payable to related party                                                   --           1,088
  Deferred revenue                                                               217             209
                                                                           ---------       ---------
    Total current liabilities                                                  4,961          11,494
Long-term debt, less current installments                                         19              --
Deferred revenue                                                                 240              92
                                                                           ---------       ---------
         Total liabilities                                                     5,220          11,586
Shareholders' equity:
  Preferred stock, $.01 par value; Authorized 5,000,000 shares;
    no shares issued or outstanding                                               --              --
  Common stock, $.01 par value; Authorized 100,000,000 shares; issued and outstanding 9,743,573 at December 31,
    2000 and 20,622,654 shares at September 30, 2001                              97             206
  Additional paid-in capital                                                  52,834         118,632
  Note receivable from shareholder                                                --            (500)
  Deferred compensation                                                           --          (1,445)
  Accumulated deficit                                                        (46,383)        (57,899)
                                                                           ---------       ---------
    Total shareholders' equity                                                 6,548          58,994
                                                                           ---------       ---------

Commitments and contingencies (notes 9 and 12)                             $  11,768       $  70,580
                                                                           =========       =========


     See accompanying notes to condensed consolidated financial statements.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    ----------------------------  ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                        2000           2001           2000           2001
                                                    -------------  -------------  -------------  -------------
Revenues:
  Product                                             $ 14,559       $  4,693       $ 27,329       $ 14,732
  License and service                                      552            462          1,554          1,251
                                                      --------       --------       --------       --------
  Total revenues                                        15,111          5,155         28,883         15,983
                                                      --------       --------       --------       --------
Costs and expenses:
  Cost of sales--product                                12,181          4,007         22,183         11,689
  Cost of sales--license and service                       170            126            566            376
  Selling, general and administrative                    2,181          1,775          7,339          5,229
  Research and development                               1,476          1,903          4,202          5,428
  Amortization of goodwill and other intangibles           711            181          2,117            228
  In-process research and development                       --          3,300             --          3,300
                                                      --------       --------       --------       --------
Operating loss                                          (1,608)        (6,137)        (7,524)       (10,267)
Realized loss on trading securities                         --          1,127             --          1,127
Other expense, net                                          44            40              3             68
                                                      --------       --------       --------       --------
Loss before income taxes                                (1,652)        (7,304)        (7,527)       (11,462)
Provision for income taxes                                  --             51              6             54
                                                      --------       --------       --------       --------
Net loss                                              $ (1,652)      $ (7,355)      $ (7,533)      $(11,516)
                                                      ========       ========       ========       ========
Net loss per share--basic and diluted                 $  (0.17)      $  (0.52)      $  (0.76)      $  (1.02)
                                                      ========       ========       ========       ========
Shares used in per share computations--basic
  and diluted                                            9,885         14,218          9,878         11,238
                                                      ========       ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             2001
                                                              -------------    -------------
Cash flows from operating activities:
  Net loss                                                      $ (7,533)        $(11,516)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Provision for losses on receivables                               222              240
   Depreciation and amortization                                   2,610              745
   In process research and development                                --            3,300
   Deferred compensation                                              --               42
   Realized loss on trading securities                                --            1,127
  Changes in assets and liabilities net of effects
   of the Acquisition:
   Accounts receivable                                            (4,011)             888
   Inventories                                                      (660)            (297)
   Prepaid expenses                                                 (222)            (288)
   Other current assets                                             (135)            (699)
   Other assets                                                     (481)             256
   Notes receivable-related party                                     (5)              --
   Accounts payable                                                3,267            5,477
   Accrued liabilities                                              (266)             333
   Deferred revenue                                                  480             (156)
                                                                --------         --------
     Net cash used in operating activities                        (6,734)            (548)
                                                                --------         --------
Cash flows from investing activities:
  Purchases of property and equipment                               (837)             (52)
  Restricted cash related to line of credit                          612               --
  Proceeds from sale of trading securities                            --              107
  Net cash paid for merger with BIZ Interactive Zone, Inc.            --             (590)
                                                                --------         --------
     Net cash provided by (used in) investing activities            (225)            (535)
                                                                --------         --------
Cash flows from financing activities:
  Stock options exercised                                             20                3
  Borrowings on revolving note payable                            10,743           13,988
  Proceeds from insurance financing                                  748               25
  Repayment on insurance financing                                  (294)            (377)
  Principal payments on revolving note payable
    and long-term notes payable to bank                           (6,145)         (15,482)
                                                                --------         --------
    Net cash provided by (used in) financing activities            5,072           (1,843)
                                                                --------         --------
  Net decrease in cash                                            (1,887)          (2,926)
Cash and cash equivalents at beginning of period                   6,441            4,120
                                                                --------         --------
Cash and cash equivalents at end of period                      $  4,554         $  1,194
                                                                ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                                    $    223         $    198
    Income taxes                                                       6                2
                                                                ========         ========
Supplemental disclosures of non-cash investing and
  financing activities

Merger costs                                                          --             (750)
Fair Value of net assets                                                            3,231
Fair Value of net liabilities                                       (331)          (3,047)
Goodwill and other intangible assets                                  --           61,182
In-Process Research and Development                                   --            3,300
Deferred Compensation                                                 --               29
                                                                --------         --------
Market value of common stock issued and options and
  warrants assumed related to merger with BIZ                       (331)          63,945
                                                                ========         ========


     See accompanying notes to condensed consolidated financial statements.

                               SSP SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL INFORMATION:

       Condensed Consolidated Financial Statements

       In the opinion of SSP Solutions, Inc., formerly known as Litronic, Inc. ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001; the results of operations for the three and nine months ended September 30, 2000 and 2001; and the statements of cash flows for the nine months ended September 30, 2000 and 2001. Interim results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000, included in the Company's Form 10-K/A, filed in April 2001.

       These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses, has used cash in operating activities, has an accumulated deficit, and deficit working capital. The Company currently anticipates that existing resources will not be sufficient to satisfy contemplated working capital requirements for the next twelve months.

       We had previously indicated our plan to begin shipping our new CypherServers in mid-2001. Our operating forecast assumed the CypherServer product launch would go as planned and that anticipated sales of the CypherServers would be realized. We have not realized the sales previously anticipated and have undertaken further market research to clarify customer requirements. We are currently designing enhancements to the software that operates the CypherServer to more closely meet customer needs. We will re-launch the CypherServer family of products during 2002. Since we did not realize the anticipated sales from the initial launch of our CypherServer products it may be necessary for us to make additional expense reductions beyond those already made.

       As a result, in 2001 there has been a substantial decrease in sales versus plan together with a related decrease in gross profit, thereby substantially contributing to both our accumulated deficit and deficit working capital. To deal with liquidity issues, the Company plans include the following:

       - Addition of accounts receivable financing through an agreement with Wells Fargo Business Credit, Inc.

       -      Sale of trading securities, and

       -      Pursuit of debt and/or equity financing

       Should the above measures not be adequate, the Company will take some or all of the following actions:

       -      A reduction in work force to lower expenses

       -      A Restructuring of the business

       -      Sell all or portions of the business, and

       In a letter to us dated April 17, 2001, our co-chief executive officer, who is a major shareholder, committed, if necessary, to providing the personal financial resources required to enable us to meet all of our financial obligations as they become due through January 1, 2002. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to successfully launch its new products, grow revenue, attain operating efficiencies, sustain a profitable level of operations and attract new sources of capital.

       Goodwill and Other Intangibles

       For all business combinations prior to June 30, 2001, the Company amortizes goodwill and intangible assets relating to businesses acquired and costs in excess of the fair value of the net assets of businesses acquired ("goodwill and other intangibles") using the straight-line method over the estimated useful lives of the intangible assets. The Company recorded an impairment charge of $31,415 in the fourth quarter of 2000, related to unamortized goodwill and other intangible assets acquired in the purchase of Pulsar Data Systems, Inc. ("Pulsar"). Included in the impairment charge was $10,737 related to goodwill. The goodwill included in the impairment charge represented all the Company's remaining unamortized goodwill, at December 31, 2000 there was no unamortized goodwill included on the Company's books. No expense related to the amortization of goodwill has been included in either the three or nine-month periods ended September 30, 2001. The Company will continue to amortize the other intangible assets over the remaining useful lives. The Company has adopted Statements 142 and 141 "Business Combinations" for the merger with BIZ Interactive Zone, Inc. ("BIZ") that was completed on August 24, 2001 ("Merger"). Accordingly, the Company has not recorded amortization of goodwill related to the Merger. Amortization of goodwill and other intangibles was $2,117 and $228 for the nine months ended September 30, 2000 and September 30, 2001, respectively.

       New Accounting Standards

       In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Under Statement 142, the amortization of goodwill ceases upon adoption of the Statement, which is effective for fiscal years beginning after December 15, 2001, which for calendar year-end companies, will be January 1, 2002. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. In all cases, the provisions of Statement 142 shall be initially applied at the beginning of a fiscal year. Goodwill and intangible assets acquired after June 30, 2001, but prior to full adoption of Statement 142, are to be amortized, or not, in accordance with Statement 142.

       The Company has historically amortized its goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of Statement 142, the Company will cease amortizing goodwill. The Company anticipates adopting Statement 142 as of the beginning of fiscal year 2002 (i.e. January 1, 2002).

       In June 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying value of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of Statement 143 for the quarter ending March 31, 2003. Management does not believe adoption of this standard will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

       In October 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supercedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement 144 applies to all entities, that is, both business enterprises and not-for-profit organizations. With the exception of items identified in the Statement, it applies to all recorded long-lived assets that are held for use, or that will be disposed of. Long-lived assets include capital lease assets of lessees, assets of lessors subject to operating leases, proved oil and gas properties that are accounted for using the successful-efforts method of accounting, long-term prepaid assets, and intangible assets that are amortized. The Company is required and plans to adopt the provision of Statement 144 for the fiscal year beginning January 1, 2002. As Statement 144 was recently released, the Company has not assessed the impact, if any, Statement 144 may have on its financial position or results of operations.

(2) BUSINESS COMBINATION

       On August 24, 2001, pursuant to an Agreement and Plan of Reorganization dated July 3, 2001 with BIZ Interactive Zone, Inc., a Delaware Corporation, the Company completed a merger transaction whereby BIZ became a wholly-owned subsidiary of the Company. BIZ was a development stage enterprise devoting substantially all of its efforts to develop, design, and market security solutions for the financial, government, healthcare, education, and entertainment industries. Concurrent with the Merger, the Company changed its name from Litronic Inc., to SSP Solutions, Inc. The Company combined the businesses of Litronic and BIZ into a single operating unit under the name SSP Solutions, Inc. The combined company will continue to focus on a complete range of solutions for physical access, electronic commerce, and communications, from the Core to the Edge.

       In connection with the Merger, the Company issued an aggregate of 10,875 shares of SSP Solutions common stock in exchange for all of the outstanding shares of BIZ common stock and preferred stock. In addition, the Company reserved for issuance an aggregate of approximately 860 shares of its common stock for issuance upon exercise of BIZ options and warrants assumed by the Company.

       The Merger has been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The Company recorded a one-time charge for purchased in-process research and development ("IPR&D") expenses of $3,300 related to the acquisition during the three and nine months ended September 30, 2001.

       The Company utilized an independent third-party appraiser to assess and allocate values to the IPR&D. The preliminary values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. These products have not been released to the market as of the date of the Merger, but the features and functionality of the products had been defined.

       The preliminary values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method, the value of the acquired technologies was estimated by discounting to present value, the free cash flows generated by the products with which the technologies are associated. Adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that contribute to value. The estimates were based on the following assumptions:

       - The estimated revenues assume average compound annual revenue growth rates of 44% to 197% during fiscal years 2002 through 2007, depending on the product line. These projections are based on management's estimates over the expected remaining economic lives of the technologies. The preliminary IPR&D value is comprised of three on-going projects. The estimated cost of revenues as a percentage of revenues is expected to be 55%. The estimated cost to complete the three on-going projects is expected to be $5,125.

       - The discount rates used in the preliminary valuation reflect the relative risk of the product lines. For IPR&D projects, the discount rates ranged from 40% to 45%, which was based on the amount and risk of effort remaining to complete the respective development projects.

       The Company believes that the foregoing assumptions used in determining the income forecast associated with the IPR&D products are reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects, or the events associated with such projects, will transpire as estimated.

       The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased in-process research and development) are summarized as follows:

Tangible assets                                  $  3,231
Liabilities                                         3,047
                                                 --------
Net tangible assets                                   184

Identifiable intangible assets:
      In-process research and development           3,300
      Completed technology                          5,900
      Strategic relationships                       2,800
Goodwill                                           52,482
Deferred compensation                                  29
                                                 --------
                                                 $ 64,695

       The other intangible assets will be amortized on a straight-line basis over the following estimated useful lives, in years:

              Completed technology                      5
              Strategic Relationships              1 to 5

       The operating results of BIZ have been included in the condensed consolidated statements of operations since the acquisition date, August 24, 2001.

       Following are the summarized unaudited pro forma combined results of operations for the nine months ended September 30, 2000 and September 30, 2001, assuming the acquisition had taken place at the beginning of each of those fiscal years. The unaudited pro forma combined statement of operations for the nine months ended September 30, 2000 was prepared based on the statement of operations of SSP Solutions for the nine months ended September 30, 2000 and the statement of operations for BIZ from April 30, 2000 (inception) to September 30, 2000. The unaudited pro forma combined statement of operations for the nine months ended September 30, 2001 was prepared based upon the statement of operations of SSP Solutions and BIZ for the nine months ended September 30, 2001. The unaudited pro forma results exclude the effects of the IPR&D charge but include the amortization of other intangibles and deferred compensation. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the Merger been completed when assumed.

                              Nine Months Ended
                        ------------------------------
                        September 30,    September 30,
                            2000              2001
                        -------------    -------------
Net revenues              $ 28,883         $  15,983
                          ========         =========
Net loss                  $ (8,713)        $ (27,430)
                          ========         =========
Net loss per share        $  (0.42)        $   (1.33)
                          ========         =========

(3) INVESTMENTS

       The Company has an investment that is classified as trading securities. The securities are comprised of Class A common stock of Wave Systems Corp. received in the Merger with BIZ. The investment is presented and recorded in accordance with SFAS No. 115. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders' equity. Trading securities are carried at fair value with the unrealized gains and losses, net of applicable taxes, reported in earnings in the statement of operations. The cost of securities sold is based upon the specific identification method.

(4) INVENTORIES

       A summary of inventories follows:

                           DECEMBER 31,       SEPTEMBER 30,
                              2000                2001
                           ------------       -------------
Raw materials                 $258                $168
Work-in-process                 86                  70
Finished goods                 351                 754
                              ----                ----
                              $695                $992
                              ====                ====

(5) LONG TERM DEBT

       A summary of long-term debt follows:

                                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                                        2000          2001
                                                                                    ------------   -------------
Revolving note payable to bank with maximum availability of $5,000, bearing interest at prime plus .625% (10.125% at December 31, 2000 and
   6.25% at September 30, 2001) interest payable monthly through maturity
   on May 10, 2002; secured by substantially all assets of the Company                  1,509            35
Note payable for insurance financing due in nine monthly payments beginning
   July 9, 2000 at an annual percentage rate of 7.15%                                      12            --
Note payable for insurance financing due in eighteen monthly payments beginning
   July 9, 2000 at an annual percentage rate of 8.18%                                     484           124
                                                                                       ------        ------
                                                                                        2,005           159
Less current installments                                                               1,986           159
                                                                                       ------        ------
                                                                                       $   19        $   --
                                                                                       ======        ======

       In June 1999, the Company entered into a three-year lending agreement with Guaranty Business Credit Corporation ("GBCC") permitting borrowings under a $20,000 secured revolving line of credit facility that commenced on June 14, 1999. The agreement provided for an annual interest rate of prime plus .625%; and a pledge of substantially all of the Company's personal and real property as collateral. Although the credit facility was for borrowings up to $20,000, under the terms of the agreement the amount of borrowing available to the Company was subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consisted of 85% of eligible accounts receivable plus the lesser of
(a) 50% of the value of eligible on-hand inventory or (b) $1,000. As a result, the amount that was actually available to the Company at any particular time may have been significantly less than the full $20,000 credit facility due to the maximum borrowing limitation calculation. The agreement with the lender included a number of covenants and restrictions that the Company was required to adhere to. These covenants and restrictions included maintenance of minimum levels of working capital, tangible net worth, and profitability. In addition, the agreement did not allow the Company to pay dividends.

       On April 18, 2001, the terms of the Company's revolving line of credit were amended. Under the terms of the amended agreement the maximum borrowings were $5,000, eligible collateral excluded inventory, and the advance rate was 35%. In addition, certain of the financial covenants and requirements were adjusted. The amended $5,000 revolving credit facility also contained various covenants and restrictions. Under the terms of the amended agreement, the Company was required to obtain the lender's consent for any merger or consolidation. The lender was not willing to give its consent to the Merger with BIZ and discontinued making advances under the terms of the amended agreement effective with the Merger. The lender applied all collections subsequent to the Merger to outstanding borrowings until such borrowings and related interest charges were paid in full. All amounts due to the lender were paid in full on October 2, 2001. Once all amounts were paid in full the lender released its security interest in the Company's assets. Borrowings related to this agreement are included in current installments of long-term debt in the condensed consolidated financial statements.

       On November 2, 2001, the Company's wholly owned subsidiary, Pulsar, entered into a financing agreement with Wells Fargo Business Credit, Inc. ("WFBC"), which provides for the factoring of accounts receivable. On November 2, 2001, the Company also entered into a financing agreement for SSP Solutions, Inc. The agreements contain no limit on the dollar volume of receivable financing, but provides for WFBC's approval of credit limits for non-government customers. The discount rate charged is 1.25% of the gross receivable, which may be increased by .0625% per day for accounts that do not pay within thirty days of the receivable purchase. At the time of purchase, terms call for WFBC to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the discount and any other charges. The agreement contains no loan covenants or restrictions and requires minimum quarterly fees and discounts totaling $63. The balances due WFBC are guaranteed by Mr. Kris Shah and Mr. Marvin Winkler, the Company's co-chairmen and co-chief executive officers.

       The Company previously entered into insurance premium financing agreements with Cananwill, Inc. for the payment of certain insurance premiums. The premiums being financed cover policy periods from twelve to twenty four months. The Merger caused the re-write of some policies carried by the Company. As a result, the premium financing agreements were re-written to provide for five monthly installments covering policy periods ending June 30, 2002. These insurance premium financing agreements are secured by the proceeds of the policies being financed.

(6) BUSINESS SEGMENTS AND PRODUCT LINES

       In 1998 and prior to the acquisition of Pulsar in June 1999, the Company operated in one business segment. Subsequent to the acquisition of Pulsar, the Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales, and identifiable assets of these segments as of and for the three and nine months ended September 30, 2000 and 2001.

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  ----------------------------  ----------------------------
                                                  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                      2000           2001           2000            2001
                                                  -------------  -------------  -------------  -------------
Revenue
  Information Security Products and Services         $ 2,148        $ 2,162        $ 5,706        $ 6,056
  Network Solutions Market                            12,963          2,993         23,177          9,927
                                                     =======        =======        =======        =======
Cost of sales
   Information Security Products and Services            684          1,212          1,926          2,892
   Network Solutions Market                           11,667          2,921         20,823          9,173
                                                     =======        =======        =======        =======


                                                    DECEMBER 31,    SEPTEMBER 30,
                                                        2000            2001
                                                    ------------    -------------
Identifiable assets
   Information Security Products and Services          $1,373          $62,379
   Network Solutions Market                             4,370            2,849
                                                       ======          =======

       As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

       During the three and nine months ended September 30, 2000, the Company had four distinct product lines: network deployment products, data security products, license and service, and electric security systems. During the three and nine months ended September 30, 2001, the Company had three distinct product lines: network deployment products, data security products and license and service. Following is a summary of total revenues by product line.

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            ------------------------------   ------------------------------
                                                            SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                                2000            2001             2000             2001
                                                            -------------    -------------   -------------    -------------
Network deployment products                                   $12,936          $ 2,993          $22,936          $ 9,927
Data security products                                          1,623            1,700            4,393            4,806
License and service                                               525              462            1,313            1,250
Electric security systems                                          27               --              241               --
                                                              -------          -------          -------          -------
     Total net product, license and service revenues          $15,111          $ 5,155          $28,883          $15,983
                                                              =======          =======          =======          =======

     In July 2000 the Company discontinued the electric security systems product line. The Company has not and does not anticipate incurring any significant expense as the result of this decision.

(7) RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE - RELATED PARTY

       The notes receivable primarily consists of two promissory notes that were acquired as part of the Merger with BIZ. As part of a hiring package, an employee received a $10,000 advance and executed a demand promissory note that includes interest at 6%. Subsequently, as part of a loan agreement, the same employee executed a separate promissory note for $37 including interest at 8% due May 3, 2002. The balance of the related party notes includes accrued interest.

NOTE PAYABLE TO RELATED PARTY

       On July 31, 2001, through our co-chairman, Marvin Winkler, Chase Manhattan Bank ("Chase") advanced $1,000 for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1,000 demand note with Chase and BIZ executed a $1,000 demand note due September 15, 2001 with J.A.W. Financial, L.P. ("JAW"), an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, the Company made a principal payment of $30, paid accrued interest, and executed a new promissory note to JAW for $970. The terms of the promissory note call for interest of prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160 and one final payment on April 15, 2002 in the amount of $170. The promissory note provides Chase a collateral interest in the shares in Wave Systems Corp. owned by the Company, and subject to Chase's loan security guidelines the rights to proceeds from any sales of those shares.

NOTE RECEIVABLE FROM SHAREHOLDER

       The note receivable from shareholder consists of a note acquired as part of the Merger with BIZ. The $500,000 note was received by BIZ from our co-chairman, Kris Shah, in conjunction with the issuance of BIZ common shares prior to the Merger, and therefore will be shown as a reduction of shareholders' equity until paid. The note has a stated interest rate of 5% per annum and is due on July 24, 2005. As the stated interest rate is below the market rate at the time of issuance, interest was imputed at 9.5% per annum.

(8) CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

       Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 2000 and September 30, 2001, accounts receivable included $3,732 and $x,xxx respectively, due from the U.S. Government and related agencies. Sales to federal government agencies represented 79% and 65% of the Company's revenues for the nine months ended September 30, 2000 and 2001, respectively.

       The Company had sales to one customer that was an agency of the U.S. Government and represented 42% of the total revenues for the nine months ended September 30, 2000. The Company had sales to two customers, which were agencies of the U.S. Government, which represented 17% and 13%, respectively, of total revenues for the nine months ended September 30, 2001. No other customers accounted for more than 10% of total revenues during the nine months ended September 30, 2000 and September 30, 2001. Trade accounts receivable totaled $1,191 and $1,306 from these major customers as of December 31, 2000 and September 30, 2001 respectively.

       At September 30, 2001, the Company's investment portfolio consisted of $492 in cash equivalents. The Company does not believe that it has a concentration of investment risk due to the diversification of the investment portfolio. All amounts are invested in a money market account with a major financial services firm.

       At September 30, 2001, the Company's trading securities consisted of Class A common stock of Wave Systems Corp. ("Stock"), which was acquired in the merger. The Stock is traded on the NASDAQ, and the value of the Stock is subject to changes in the daily market prices. In accordance with its policy, the Company adjusts the carrying value of the Stock at the end of each reporting period.

(9) COMMITMENTS

WAVE SYSTEMS CORP.

       In May 2001, BIZ signed a development agreement with Wave Systems Corp. ("Wave") for the integration of EMBASSY based systems with set-top box master reference designs of Broadcom Corporation. Under this agreement, BIZ is required to pay Wave $278 per month beginning June 1, 2001 through December 1, 2002. Should the Company not make the required payments, Wave may request payment in the form of common stock. As of September 30, 2001, the Company owed $562 to Wave, but no request for stock payments have been made. Separately, should the Company or its customers not purchase $5,000 of goods or services from Wave by June 30, 2003, the Company's exclusivity relative to certain customers will, at Wave's option, become non-exclusive.

INTERNATIONAL SCHOOLS LICENSING CORP.

       In June 2000, the Company executed an agreement with International Schools Licensing Corp. ("ISLC"), based upon ISLC needs at that time. The agreement provided for the Company to build and manage, at the Company's cost, a website to implement a portion of the ISLC business model in exchange for 80% of the revenues generated from the website. Since that time, ISLC has changed its business model regarding what business would be conducted through a website, and the responsibilities of its licensee's. Based upon ISLC changes, the Company will not build the website. The Company will be the exclusive supplier of desktop security solutions and other security elements for ISLC services.

EPAY LATINA

       Under a joint marketing alliance agreement executed in August 2001 with ePayLatina ("ePay"), the Company agreed to create the applet to allow ePay's enhanced security transaction software to communicate with the Company's card readers. As part of the agreement ePay agreed to purchase and use only the Company's card readers (or other products with similar functionality sold by the Company), and granted the Company a world wide, royalty free exclusive license to use their software. The Company and ePay both agree to bear their own costs. The Company estimates the cost to complete the applet to be $150. The Company and ePay both agree to share net revenues from the sales of bundled products on a 50/50 basis. ePay is currently deploying software and card readers for testing by its customers.

XSIDES

       Under a memorandum of understanding ("MOU") executed in November 2000, the Company can incorporate xSides technology into its product offerings. The current form of the technology may require customization for each customer application. The costs to be incurred for a customization will be determined on a case-by-case basis. The Company estimates a customized application may cost $25. However, unless there exists an order for the customized application, the Company will not incur such costs to complete.

ONENAME

       The Company contracted with OneName to produce an XNS applet, which the Company intends to use in applications as required by customers. The current form of the base applet may require customization for each customer. The costs to be incurred for a customization will be determined on a case-by-case basis. The Company estimates customized application may cost $25. Unless there exists an order for the customized applet, the Company will not incur such costs.

I.N. CORP.

       The Company contracted with I.N. Corp. ("I.N.") for the development of a universal smart card reader. No further amounts are due for this project and the Company has not put the product into production. The Company entered into a cost sharing arrangement with Wave whereby costs of the project will be split 50/50 and both companies will have the right to use the design for the ordering finished product. Should the Company decide to place the product into production, the Company estimates it will incur additional costs of approximately $25 under the cost sharing arrangement.

(10) LOSS PER SHARE

       The computation of diluted net loss per share for the three months ended September 30, 2000 and 2001 and the nine months ended September 30, 2000 and 2001 excluded the dilutive effect of 728, and 1,990, respectively, of incremental common shares attributable to the exercise of outstanding common stock options and warrants as a result of the antidilutive effect.

(11) SHAREHOLDERS' EQUITY

       During the quarter ended September 30, 2001, the Company increased the authorized number of common shares from 25,000 to 100,000, which was approved by shareholders on August 23, 2001. In conjunction with the Merger, the Company issued approximately 10,875 common shares.

       BIZ INTERACTIVE ZONE, INC. 2000 STOCK OPTION PLAN -- The BIZ Plan was assumed as part of the Merger. The BIZ Plan is closed and no additional options can be granted. As of September 30, 2001, there were options outstanding to purchase approximately 836 shares under the BIZ Plan at an average purchase price of $2.11 per share.

       2001 EMPLOYEE STOCK PURCHASE PLAN ("ESPP") -- During the quarter ended September 30, 2001, the Company established the ESPP, which was approved by shareholders on August 23, 2001. A total of 1,000 shares of our common stock are currently authorized for issuance under the ESPP. If a right expires or becomes unexercisable without having been exercised in full, the shares of our common stock that were subject to that right will again become available for grant under the ESPP. The number of shares issuable under the ESPP, and the purchase price per share, is subject to proportional adjustments to reflect stock splits, stock dividends, mergers, consolidations and similar events. To date, no shares have been issued under the ESPP.

       WARRANTS -- Under the Merger, the Company assumed a warrant to purchase 24 shares of common stock at a price per share of $2.11. The warrant vested immediately upon grant and has an exercise period of five years.

       DEFERRED COMPENSATION -- The deferred compensation consists of amounts related to stock options and warrants assumed as part of the Merger with BIZ.

       Equity instruments issued to nonemployees are measured using the fair value of the equity instrument using the stock price and other measurement assumptions as of the earlier of the date at which a performance commitment to earn the equity instruments is reached or the date at which the performance is complete.

(12) CONTINGENCIES

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

       The Company recently received a notice from Microsoft pertaining to alleged sales by the Company of unlicensed copies of Microsoft Office to the Immigration and Naturalization Service, or INS, as part of a bundle in which some Company hardware and software was installed onto Dell computers. The computers were then resold to the INS, along with Microsoft Office software that the Company received from Dell, as part of a bundled hardware/software package on the belief that the INS was licensed to use the software. The Company is currently investigating the matter, but has no way of assessing or quantifying potential exposure, if any, at this time.

       The Company is involved, from time to time, in various other litigation matters that arise in the ordinary course of business. The Company is not currently involved in any litigation that it believes will have a material impact on the results of operations, financial condition or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions we have made. Words such as "anticipates," "expects," "intend," "plans," "believes," "may," "will," or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, forecasts or other predictions regarding future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may include, but are not limited to, statements concerning projected revenues, expenses and income or loss, the need for additional capital, acceptance of our products, growth of the Internet, our ability to realize the anticipated benefits of the merger with BIZ, our ability to identify and consummate acquisitions and integrate these operations successfully, our ability to integrate previously acquired businesses successfully, the status of evolving technologies and their growth potential, our production capacity, and the outcome of pending and threatened litigation. These statements are not guarantees or assurances of future performance and are subject to various risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements. The section entitled "Risk Factors" set forth in this Form 10-Q and similar sections in our other filings with the Securities and Exchange Commission, or SEC, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other SEC filings, before deciding to buy or sell our common stock. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

GENERAL

       We provide physical access and electronic security solutions and services for protecting, distributing and monetizing digital content via the Internet and Internet protocol based networks. Our primary technology offerings use public key infrastructure ("PKI"), which is the standard technology for securing Internet-based commerce and communications. SSP, which stands for Secure Service Provider, also provides real-time solutions for electronic commerce and communications. By licensing and acquiring best of breed technologies and combining them with our own leading-edge technologies, SSP is developing the SSP Solution Suite. This suite provides security from the Core to the Edge of the Internet, across any digital platform. By moving the transaction location from the Internet website (Core), to the customer's access device (Edge), SSP has returned control of security to the customer.

       By offering the SSP Solution Suite as well as additional stand-alone products and services, SSP provides security products and services. We are uniquely positioned to deliver a complete range of highly customizable data security solutions across a broad range of industries. It is our intent to become the Trusted Symbol of the Digital Economy(TM).

       On August 24, 2001, pursuant to an Agreement and Plan of Reorganization dated July 3, 2001 with BIZ Interactive Zone, Inc. a Delaware Corporation ("BIZ"), we completed a merger transaction whereby BIZ became our wholly-owned subsidiary (the "Merger"). BIZ was a development stage enterprise devoting substantially all of its efforts to develop, design, and market security solutions for the financial, government, healthcare, education, and entertainment industries. Concurrent with the Merger, we changed our name from Litronic Inc., to SSP Solutions, Inc. We have combined the businesses of Litronic and BIZ into a single operating unit under the name SSP Solutions, Inc. The combined company will continue to focus on a complete range of solutions for physical access, electronic commerce, and communications, from the Core to the Edge(TM).

       Our wholly-owned subsidiary, Pulsar Data Systems, Inc. ("Pulsar"), operates independently as a network solutions company specializing in solutions requiring the deployment of large-scale networks and secure PCs. Capitalizing on 18 years of government distribution experience, Pulsar offers unique competitive advantages selling secure computers using SSP's suite of products. Given increased public awareness and the increasing demand for security in the government sector, we intend to re-focus Pulsar sales on products containing our security offerings. This strategy will decrease Pulsar sales volume.

BUSINESS COMBINATION

       On August 24, 2001, pursuant to an Agreement and Plan of Reorganization dated July 3, 2001 with BIZ Interactive Zone, Inc., a Delaware Corporation, we completed a merger transaction whereby BIZ became a wholly-owned subsidiary. BIZ was a development stage enterprise devoting substantially all of its efforts to develop, design, and market security solutions for the financial, government, healthcare, education, and entertainment industries. Concurrent with the Merger, we changed our name from Litronic Inc., to SSP Solutions, Inc. We combined the businesses of Litronic and BIZ into a single operating unit under the name SSP Solutions, Inc. The combined company will continue to focus on a complete range of solutions for physical access, electronic commerce, and communications, from the Core to the Edge.

       In connection with the Merger, we issued an aggregate of 10,875 shares of SSP Solutions common stock in exchange for all of the outstanding shares of BIZ common stock and preferred stock. In addition, we reserved for issuance an aggregate of approximately 860 shares of its common stock for issuance upon exercise of BIZ options and warrants assumed by us.

       The Merger has been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. We recorded a one-time charge for purchased in-process research and development ("IPR&D") expenses of $3,300 related to the acquisition during the three and nine months ended September 30, 2001.

       We utilized an independent third-party appraiser to assess and allocate values to the IPR&D. The preliminary values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. These products have not been released to the market as of the date of the Merger, but the features and functionality of the products had been defined.

       The preliminary values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method, the value of the acquired technologies was estimated by discounting to present value, the free cash flows generated by the products with which the technologies are associated. Adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that contribute to value. The estimates were based on the following assumptions:

       - The estimated revenues assume average compound annual revenue growth rates of 44% to 197% during fiscal years 2002 through 2007, depending on the product line. These projections are based on management's estimates over the expected remaining economic lives of the technologies. The preliminary IPR&D value is comprised of three on-going projects. The estimated cost of revenues as a percentage of revenues is 55%. The estimated cost of complete the three on-going projects is $5,125.

       - The discount rates used in the preliminary valuation reflect the relative risk of the product lines. For IPR&D projects, the discount rates ranged from 40% to 45%, which was based on the amount and risk of effort remaining to complete the respective development projects.

       We believes that the foregoing assumptions used in determining the income forecast associated with the IPR&D products are reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects, or the events associated with such projects, will transpire as estimated.

       The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased in-process research and development) are summarized as follows:

Tangible assets                                  $  3,231
Liabilities                                         3,047
                                                 --------
Net tangible assets                                   184

Identifiable intangible assets:
      In-process research and development           3,300
      Completed technology                          5,900
      Strategic relationships                       2,800
Goodwill                                           52,482
Deferred compensation                                  29
                                                 --------
                                                 $ 64,695

       The goodwill and other intangibles will be amortized on a straight-line basis over the following years:

              Completed technology                      5
              Strategic Relationships              1 to 5

       The operating results of BIZ have been included in the condensed consolidated statements of operations since the acquisition date, August 24, 2001.

       Following are the summarized unaudited pro forma combined results of operations for the nine months ended September 30, 2000 and September 30, 2001, assuming the acquisition had taken place at the beginning of each of those fiscal years. The unaudited pro forma combined statement of operations for the nine months ended September 30, 2000 were prepared based on the statement of operations of SSP Solutions for the nine months ended September 30, 2000 and the statement of operations for BIZ from April 30, 2000 (inception) to September 30, 2000. The unaudited pro forma combined statement of operations for the nine months ended September 30, 2001 were prepared based upon the statement of operations of SSP Solutions and BIZ for the nine months ended September 30, 2001. The unaudited pro forma results exclude the effects of the IPR&D charge but include the amortization of other intangibles and deferred compensation.
The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the Merger been completed when assumed.

                              Nine Months Ended
                        ------------------------------
                        September 30,    September 30,
                            2000              2001
                        -------------    -------------
Net revenues              $ 28,883         $  15,983
                          ========         =========
Net loss                  $ (8,713)        $ (27,430)
                          ========         =========
Net loss per share        $  (0.42)        $   (1.33)
                          ========         =========

RESULTS OF OPERATIONS

       The following table sets forth the percentage of total revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                            PERCENTAGE OF                               PERCENTAGE OF
                                                            TOTAL REVENUES                             TOTAL REVENUES
                                                  ----------------------------------          ----------------------------------
                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                  ----------------------------------          ----------------------------------
                                                  SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                      2000                  2001                  2000                  2001
                                                  ------------          ------------          ------------          ------------
Revenues:
Product                                               96.3%                 91.0%                 94.6%                 92.2%
License and service                                    3.7                   9.0                   5.4                   7.8
                                                     -----                 -----                 -----                 -----
Total revenues                                       100.0                 100.0                 100.0                 100.0
                                                     -----                 -----                 -----                 -----
Costs and expenses:
Cost of sales--product                                80.6                  77.7                  76.8                  73.1
Cost of sales--license and service                     1.1                   2.4                   2.0                   2.4
Selling, general and administrative                   14.4                  34.4                  25.5                  32.7
Research and development                               9.8                  36.9                  14.5                  34.0
Amortization of goodwill and other intangibles         4.7                   3.5                   7.3                   1.4

In-process research and development                    0.0                  64.0                   0.0                  20.6
                                                     -----                 -----                 -----                 -----
Operating loss                                       (10.6)               (118.9)                (26.1)                (64.2)
Realized loss on trading securities                    0.0                  21.9                   0.0                   7.1
Total other expense, net                               0.4                   0.9                   0.0                   0.5
                                                     -----                 -----                 -----                 -----
Loss before income taxes                             (11.0)               (141.7)                (26.1)                (71.8)
Provision for income taxes                             0.0                   1.0                   0.0                   0.3
                                                     -----                 -----                 -----                 -----
Net loss                                             (11.0)%              (142.7)%               (26.1)%               (72.1)%
                                                     =====                 =====                 =====                 =====

       RESULTS OF OPERATIONS -- COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

       TOTAL REVENUES. Total revenues decreased 66% from $15.1 million during the three months ended September 30, 2000 to $5.2 million during the three months ended September 30, 2001. The decrease was primarily attributable to a decrease in product revenues of $9.9 million related to network deployment products.

       During the three months ended September 30, 2000, we derived 55% of our revenues from sales to the Immigration and Naturalization Service. During the three months ended September 30, 2001, we derived 12% and 10%, respectively, of our revenue from sales to the U.S. Immigration and Naturalization Service and the Department of State. Sales to government agencies accounted for approximately 91% and 71% of our sales during the three months ended September 30, 2000 and 2001, respectively.

       PRODUCT REVENUE. Product revenue decreased $9.9 million or 68% from $14.6 million during the three months ended September 30, 2000 to $4.7 million during the three months ended September 30, 2001. The decrease was primarily attributable to a $10.0 million decrease in revenues related to network deployment products.

       LICENSE AND SERVICE REVENUE. License and service revenue decreased 16% from $552,000 during the three months ended September 30, 2000 to $462,000 during the three months ended September 30, 2001. The $90,000 decrease was primarily attributable to a $27,000 decrease in revenues related to electric security systems and a $63,000 decrease in revenues related to license and services.

       PRODUCT GROSS MARGIN. Product gross margins decreased as a percentage of net product revenue from 16% during the three months ended September 30, 2000 to 15% during the three months ended September 30, 2001. The decrease was primarily attributable to a decrease in gross margins related to network deployment products. Margins on network deployment products decreased from 10% during the three months ended September 30, 2000 to 2% during the three months ended September 30, 2001.

       LICENSE AND SERVICE GROSS MARGIN. License and service gross margin increased as a percentage of license and service revenue from 69% during the three months ended September 30, 2000 to 73% during the three months ended September 30, 2001. This increase was primarily attributable to the discontinued electric security systems product line. Gross margins related to the electric security systems product line were significantly less than those related to other types of licenses and services that we provide.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses decreased 19% from $2.2 million during the three months ended September 30, 2000 to $1.8 million during the three months ended September 30, 2001. The decrease was primarily attributable to a reduction in S,G&A related payroll expenses at Pulsar. The average S,G&A headcount at Pulsar decreased 6, or 24%, during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of revenue, S,G&A expenses increased from 18% during the three months ended September 30, 2000 to 34% during the three months ended September 30, 2001. The percentage increase was primarily attributable to a decrease in S,G&A expenses combined with a decrease in total revenues.

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses increased 29% from $1.5 million during the three months ended September 30, 2000 to $1.9 million during the three months ended September 30, 2001. The increase was primarily attributable to increased product development staffing related to the Merger with BIZ. As a percentage of revenue, R&D expenses increased from 10% during the three months ended September 30, 2000 to 37% during the three months ended September 30, 2001. The percentage increase was primarily attributable to an increase in R&D spending combined with a decrease in total revenue.

       AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. In September 1999, we acquired Pulsar. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition was accounted for using the purchase method of accounting. In the fourth quarter of 2000 we determined the integration of Pulsar would not be completed as planned and the anticipated operating synergies would not be realized. Therefore, we are currently re-focusing the strategy for Pulsar operations. As a result, in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", we analyzed the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. In order to evaluate the recoverability of the remaining goodwill and other intangible assets, we engaged the services of an independent valuation firm to perform a valuation. During the fourth quarter of 2000, based on the results of the independent valuation, we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in the purchase of Pulsar. Based on the independent valuation, management believes that after the impairment charge of $31.4 million, no further impairment exists. The remaining unamortized intangible assets acquired in the purchase of Pulsar will be amortized over the remainder of their 10-year life.

       The amortization of goodwill and other intangibles decreased 75% from $711,000 during the three months ended September 30, 2000 to $181,000 during the three months ended September 30, 2001. The decrease is primarily attributable to the reduction of goodwill and other intangibles that occurred as the result of the impairment charge of $31.4 million that we recorded in the fourth quarter of 2000. The reduction in amortization was slightly offset with an increase in amortization of other intangible assets acquired in the merger.

       IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development ("IPR&D") expense was approximately $3.3 million during the three months ended September 30, 2001. There was no IPR&D expense during the three months ended September 30, 2000. The increase in IPR&D expense was related to the Merger with BIZ Interactive Zone.

       REALIZED LOSS ON TRADING SECURITIES. Realized loss on trading securities for the three months ended September 30, 2001 was $1.1 million. There was no realized loss on trading securities during the three months ended September 30, 2000, as the investment was acquired in connection with the BIZ Merger.

       OTHER EXPENSE, NET. Net other expense changed $4,000 from a net $44,000 in other expense during the three months ended September 30, 2000 to a net $40,000 in net other expense during the three months ended September 30, 2001. The change was primarily attributable to a reduction in interest expense of $73,000 and a decrease in interest income of $61,000. The reduction in interest income was primarily the result of lower cash balances in interest bearing accounts and the decrease in interest expense was primarily the result of decreased borrowings.

       INCOME TAXES. Tax expense for the three months ended September 30, 2000 was minimal and related to franchise taxes for the State of California as compared to $51,000 for the three months ended September 30, 2001. The tax expense for the three months ended September 30, 2001 is attributable to a $51,000 write-off of prior years R&D income tax credits for the State of California. We did not recognize any tax benefit from operating losses in the three months ended September 30, 2000 or 2001.

       RESULTS OF OPERATIONS -- COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

       TOTAL REVENUES. Total revenues decreased 45% from $28.9 million during the nine months ended September 30, 2000 to $16.0 million during the nine months ended September 30, 2001. The decrease was primarily attributable to a decrease in product revenue of $13.0 million related to network deployment products.

       During the nine months ended September 30, 2000, we derived 42% of our revenue from sales to U.S. Immigration and Naturalization Service. During the nine months ended September 30, 2001, we derived 12% and 10% of our revenue from sales to the U.S. Immigration and Naturalization Service and Department of State. Sales to government agencies accounted for approximately 79% and 71% of our sales during the nine months ended September 30, 2000 and 2001, respectively.

       PRODUCT REVENUE. Product revenue decreased $12.6 million or 46% from $27.3 million during the nine months ended September 30, 2000 to $14.7 million during the nine months ended September 30, 2001. The decrease was primarily attributable to a $13.0 million decrease in revenues related to network deployment products combined with a $413,000 increase in revenues related to data security products.

       LICENSE AND SERVICE REVENUE. License and service revenue decreased 19% from $1.6 million during the nine months ended September 30, 2000 to $1.3 million during the nine months ended September 30, 2001. The decrease was primarily attributable to a $241,000 decrease in service revenues related to network deployment support.

       PRODUCT GROSS MARGIN. Product gross margins increased as a percentage of net product revenue from 19% during the nine months ended September 30, 2000 to 21% during the nine months ended September 30, 2001. The increase is primarily attributable to a change in the mix of data security products as compared to network deployment products. Data security products have a higher gross margin associated with them, whereas network deployment products have a higher cost of sales as a percentage of sales associated with them.

       LICENSE AND SERVICE GROSS MARGIN. License and service gross margin increased as a percentage of license and service revenue from 64% during the nine months ended September 30, 2000 to 70% during the nine months ended September 30, 2001. This increase was primarily attributable to the discontinued electric security systems product line. Gross margins related to the electric security systems product line were significantly less than those related to other types of licenses and services that we provide.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 29% from $7.3 million during the nine months ended September 30, 2000 to $5.2 million during the nine months ended September 30, 2001. The decrease was primarily attributable to a reduction in S,G&A related payroll expenses at Pulsar. The average S,G&A headcount at Pulsar decreased by 19, or 48%, during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of revenue, S,G&A expenses increased from 25% during the nine months ended September 30, 2000 to 33% during the nine months ended September 30, 2001. The percentage increase was primarily attributable to a decrease in S,G&A expenses combined with a decrease in total revenues .

       RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased 29% from $4.2 million during the nine months ended September 30, 2000 to $5.4 million during the nine months ended September 30, 2001. The increase was primarily attributable to increased product development staffing related to the merger with BIZ, including development efforts related to the Forte microprocessor, Maestro, ProFile Manager, NetSign and token reader/writers. As a percentage of revenue, R&D expenses increased from 15% during the nine months ended September 30, 2000 to 34% during the nine months ended September 30, 2001. The percentage increase was primarily attributable to an increase in research and development spending combined with a decrease in total revenues.

       AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. In September 1999, we acquired Pulsar. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition was accounted for using the purchase method of accounting. In the fourth quarter of 2000 we determined the integration of Pulsar would not be completed as planned and the anticipated operating synergies would not be realized, therefore, we are currently exploring various alternatives for the Pulsar operations. As a result, in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", we analyzed the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. In order to evaluate the recoverability of the remaining goodwill and other intangible assets, we engaged the services of an independent valuation firm to perform a valuation. During the fourth quarter of 2000, based on the results of the independent valuation, we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in the purchase of Pulsar. Based on the independent valuation, management believes that after the impairment charge of $31.4 million, no further impairment exists. The remaining unamortized intangible assets acquired in the purchase of Pulsar will be amortized over the remainder of their 10-year life.

       The amortization of goodwill and other intangibles decreased 89% from $2.1 million during the nine months ended September 30, 2000 to $228,000 during the nine months ended September 30, 2001. The decrease is primarily attributable to the reduction of goodwill and other intangibles that occurred as the result of the impairment charge of $31.4 million that we recorded in the fourth quarter of 2000. The reduction in amortization was slightly offset with an increase in amortization of other intangible assets acquired in the merger.

       IN-PROCESS RESEARCH AND DEVELOPMENT. IPR&D expense was $3.3 million during the nine months ended September 30, 2001. There was no IPR&D expense during the nine months ended September 30, 2000. The increase in IPR&D expense was related to the merger with BIZ.

       REALIZED LOSS ON TRADING SECURITIES. Realized loss on trading securities for the nine months ended September 30, 2001 was $1.1 million. There was no realized loss on trading securities during the nine months ended September 30, 2000 as the investment was acquired in connection with the BIZ Merger.

       OTHER EXPENSE, NET. Net other expense changed $65,000 from a net $3,000 in other expense during the three months ended September 30, 2000 to a net $68,000 in net other expense during the three months ended September 30, 2001. The change was primarily attributable to a reduction in interest income of $142,000 and a decrease in interest expense of $85,000. The reduction in interest income was primarily the result of lower cash balances in interest bearing accounts and the increase in interest expense was primarily the result of increased borrowings.

       INCOME TAXES. Tax expense of $6,000 was recognized during the nine months ended September 30, 2000 and was primarily related to minimum franchise taxes for the state of California. We did not recognize any tax benefit from operating losses in the nine months ended September 30, 2000. Tax expense of $54,000 was recognized during the nine months ended September 30, 2001 and was primarily related to a $51,000 write-off of prior years R&D income tax credits for the State of California and to $2,000 for minimum franchise taxes for the state of California. We did not recognize any tax benefit from operating losses in the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       In June 1999, we entered into a three-year lending agreement with Guaranty Business Credit Corporation ("GBCC") permitting borrowings under a $20.0 million secured revolving line of credit facility that commenced on June 14, 1999. The agreement provided for an annual interest rate of prime plus
 .625%; and a pledge of substantially all of our personal and real property as collateral. Although the credit facility was for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to us was subject to a maximum borrowing limitation based on eligible collateral. Eligible collateral consisted of 85% of eligible accounts receivable plus the lesser of
(a) 50% of the value of eligible on-hand inventory or (b) $1.0 million. As a result, the amount that was actually available to us at any particular time may have been significantly less than the full $20.0 million credit facility due to the maximum borrowing limitation calculation. The agreement with the lender included a number of covenants and restrictions that we were required to adhere to. These covenants and restrictions included maintenance of minimum levels of working capital, tangible net worth, and profitability. In addition, the agreement did not allow us to pay dividends.

       On April 18, 2001, the terms of our revolving line of credit were amended. Under the terms of the amended agreement the maximum borrowings were $5.0 million, eligible collateral excluded inventory, and the advance rate was 35%. In addition, certain of the financial covenants and requirements were adjusted. The amended $5.0 million revolving credit facility also contained various covenants and restrictions. Under the terms of the amended agreement, we were required to obtain the lender's consent for any merger or consolidation. The lender was not willing to give its consent to our Merger with BIZ and discontinued making advances under the terms of the amended agreement effective with the Merger. The lender applied all collections subsequent to the Merger to outstanding borrowings until such borrowings and related interest charges were paid in full. All amounts due to the lender were paid in full on October 2, 2001. Once all amounts were paid in full the lender released its security interest in our assets. Borrowings related to this agreement are included in current installments of long-term debt in the condensed consolidated financial statements.

       On July 31, 2001 our co-chairman, Marvin Winkler, Chase Manhattan Bank ("Chase") advanced $1.0 million for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1.0 million demand note with Chase and BIZ executed a $1 million demand note due September 15, 2001 with J.A.W. Financial, L.P. ("JAW"), an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, we made a principal payment of $30,000, paid accrued interest, and executed a new promissory note to JAW for $970,000. The terms of the promissory note call for interest of prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160,000 and one final payment on April 15, 2002 in the amount of $170,000. The promissory note provides Chase a collateral interest in the shares in Wave Systems Corp. owned by us, and subject to Chase's loan security guidelines the rights to proceeds from any sales of those shares.

       On October 19, 2001, our wholly owned subsidiary, Pulsar, entered into a financing agreement with Wells Fargo Business Credit, Inc. ("WFBC"), which provides for the factoring of accounts receivable. On November 2, 2001, the financing arrangement was expanded to include SSP Solutions, Inc. The agreements contain no limit on the dollar volume of receivable financing, but do provide for WFBC's approval of credit limits for non-government customers. The discount rate charged is 1.25% of the gross receivable, which may be increased by .0625% per day for accounts that do not pay within thirty days of the receivable purchase. At the time of purchase, terms call for WFBC to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the discount and any other charges. The agreement contains no loan covenants or restrictions. The balances due WFBC are guaranteed by Mr. Kris Shah and Mr. Marvin Winkler, our co-chairmen and co-chief executive officers.

       Cash used in operations decreased $5.6 million during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in cash used in operations was primarily attributable to a decrease of $4.9 million in accounts receivable during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, and to an increase of $1.0 million in accounts payable during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

       Cash provided by investing activities decreased $310,000 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in cash provided by investing activities was attributable to the net cash paid for the merger of $590,000 offset by a decrease of $785,000 in the amount of property and equipment purchased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. However, during the nine months ended September 30, 2000, the decrease in the amount of property and equipment purchased was partially offset by $612,000 of previously restricted cash related to our revolving credit line that was reclassified as unrestricted during the nine months ended September 30, 2000. In addition, during the nine months ended September 30, 2001, we received proceeds of $107,000 from the sale of trading securities.

       Cash used in financing activities increased $6.9 million during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase was primarily attributable to a net increase in debt repayments combined with a reduction in proceeds from insurance financing during the nine months ended September 30, 2001 as compared the nine months ended September 30, 2000.

       Based upon current sales and expense levels, we currently anticipate that existing cash, cash equivalents, investments and the current availability under our WFBC factoring agreement will not be sufficient to satisfy our contemplated cash requirements for the next twelve months. Without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses. As a remedy, we are currently in discussion with several sources of financing.

       At the time of the Merger, BIZ was a development stage enterprise devoting substantially all of its efforts towards conducting research and development, advertising and brand promotion, raising capital and building infrastructure.

       The effects of the events on September 11, 2001 throughout the economy may have an affect on our commercial customers and their ability to make payments. The events may also affect potential investors and related terms of investment capital.

       Over the past three years and through September 30, 2001, we have spent substantial sums on research and development ("R&D") activities. During that time period, we incurred substantial losses from continuing operations. As a result, we currently have a deficit in working capital. While we believe the R&D expenditures created significant future revenue producing opportunities, some of the related products are just entering production. We are currently involved in sales pursuits relative to these products that, if successful, will generate significant revenues. However, unless we receive orders for these new products and receive significant financing, we can no longer support the current level of research and development activity. If sales fail to materialize, we will need to reduce expenses through reductions in staff.

       Reduced accounts receivable financing availability caused us to re-evaluate the operations of our networking business. We made the decision to reduce low margin sales made through our networking business. This caused a substantial reduction in the sales and related cost of sales during the quarter, which in turn reduced cashflow. The reduced cashflow will impair our ability to meet vendor commitments as they become due.

       In May 2001, BIZ signed a development agreement with Wave Systems Corp. ("Wave") for the integration of EMBASSY based systems with set-top box master reference designs of Broadcom Corporation. Under this agreement, BIZ is required to pay Wave $278,000 per month beginning June 1, 2001 through December 1, 2002. Should we not make the required payments, Wave may request payment in the form of common stock. As of September 30, 2001, we owed $561,551 to Wave, but no request for stock payments have been made.

       In October 2001, the Company executed a memorandum of understanding ("MOU") regarding the integration of Valence Semiconductor ("Valence") GPS chip technologies, and Homeplug and Gateway technologies with Company products, together with Valence providing certain modules for inclusion in the Company's products. The MOU also provides for Valence to license various technologies to the Company for the integration of Valence Homeplug, Gateway and other technologies into our products. The Company currently estimates such integration costs will be $100. Under the MOU, the Company may purchase GPS chips from Valence at cost, plus payment of a percentage of the actual selling price of products containing the GPS chip.

       In planning for future growth, in October 2001 we arranged for the future lease of two buildings approximating 62,600 square feet. The buildings are under construction and we anticipate completion in December 2001, at which time the leases will commence. Kris Shah, our Co-Chairman, has a minority interest in the entity that owns the two buildings. The leases would have a monthly triple net rental totaling approximately $114,600 per month, plus common area costs for seven years. On one building totaling 22,500 square feet, we have sublet one half of the building and are in negotiations to sub-lease the other half of that building, both on terms and conditions matching the underlying lease. The executed sublease is with a related party company owned by our co-chairman, Marvin Winkler. Whether we occupy the second building will depend upon the receipt of sales orders prior to December 31, 2001 and our ability to raise additional capital. Should we decide to do so, we currently anticipate being able to sub-lease the second building on terms substantially the same as those contained in the underlying lease.

       With our deficit working capital position, we will not be able to meet existing obligations as they become due. We will use receivables and investments to generate liquidity, and have solicited the cooperation of vendors for extended terms on current obligations. To remedy the working capital deficiency, we are in discussions with various financing sources.

       To satisfy our contemplated cash requirements for the next twelve months it will be necessary to obtain additional capital from one or more of the following sources:

       Additional equity capital -- We will seek additional equity capital. Equity capital, if available, will most likely be issued at a discount to market, or require the issuance of warrants causing a dilution to current stockholders. In addition, providers of new equity capital may require additional concessions in order for them to provide needed capital to the Company.

       - Convertible debt -- We plan to raise capital through equity securities. However, depending upon the market and costs for equity, we may issue a debt instrument. The types of instruments available in the market would likely contain a provision for the issuance of warrants and may also be convertible into equity. For convertible instruments, the anticipated stated interest rates would be in the mid to low single digits and be payable in cash or by the issuance of common shares.

       - Off balance sheet financing -- our operations are not relatively capital intensive. However, should we need to add equipment or decide to expand our facilities, we may use an operating lease transaction to acquire the use of capital assets. An operating lease would not appear on our balance sheet and would be charged as an expense as payments accrue.

       - We will finance receivables in conjunction with the WFBC agreement to generate cash.

       - We will sell investments to generate cash. The market value of trading securities was approximately $1.6 million at September 30, 2001.

       - Additional commitment - In a letter to us dated April 17, 2001, our co-chief executive officer, who is a major shareholder, committed, if necessary, to providing the personal financial resources required to enable us to meet all of our financial obligations as they become due through January 1, 2002.

       We had previously indicated our plan to begin shipping our new CypherServers in mid-2001. Our operating forecast assumed the CypherServer product launch would go as planned and that anticipated sales of the CypherServers would be realized. We have not realized the sales previously anticipated and have undertaken further market research to clarify customer requirements. We are currently designing enhancements to the software that operates the CypherServer to more closely meet customer needs. We will re-launch the CypherServer family of products during 2002. Since we did not realize the anticipated sales from the initial launch of our CypherServer products it may be necessary for us to make additional expense reductions beyond those already made.

       We currently have a need for a substantial amount of capital to meet our liquidity requirements. The amount of capital that we will need in the future will depend on many factors including, but not limited, to:

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

       -      merger related costs.

       In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

RISK FACTORS

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES

       We may not become profitable or significantly increase our revenue. We incurred net operating losses of $7.5 million and net losses of $7.5 million for the nine month period ended September 30, 2000 and net operating losses of $10.3 million and net losses of $11.5 million for the nine month period ended September 30, 2001. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis.

WE HAVE NOT GENERATED ANY SALES TO DATE OF OUR SSP(TM) SOLUTION SUITE, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS PERFORMANCE AND FUTURE PROSPECTS

       To date, we have not had any sales of our SSP(TM) Solution Suite and have not established a sales and marketing force to promote this product. We may be unable to establish sales and marketing operations to levels necessary for us to grow this portion of our business, especially if we are unsuccessful at selling this product into vertical markets. We may not be able to support the promotional programs required by selling simultaneously into several markets. If we are unable to develop an efficient sales system, our operating results will suffer.

THE AVERAGE SELLING PRICE OF OUR PRODUCTS MAY DECREASE, WHICH MAY REDUCE GROSS MARGINS

       The average selling prices for our products may decline as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. The pricing of products depends on the specific features and functions of the products, purchase volumes and the level of sales and service support required. We expect competition to increase in the future. As we experience pricing pressure, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. These same competitive pressures may require us to write down the carrying value of inventory on hand, if any.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS AND, THEREFORE, THE LOSS OF EVEN ONE OF THESE CUSTOMERS COULD SIGNIFICANTLY AND NEGATIVELY IMPACT OUR OPERATING RESULTS

       We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. During the nine month period ended September 30, 2000, we derived 42% of our consolidated revenue from one customer and during the nine month period ended September 30, 2001, we derived 12% of our consolidated net revenue from one customer.

IF THE SSP(TM) SOLUTION SUITE IS NOT COMMERCIALLY SUCCESSFUL, OUR OPERATING RESULTS WILL SUFFER

       Although we have had some success selling our security solutions to government agencies, we are just beginning to enter the complex and competitive commercial market for digital commerce and communication security solutions. We believe that many potential customers in our target markets are not fully aware of the need for security products and services in the digital economy. Historically, only enterprises having substantial resources developed or purchased security solutions for Internet or other means of delivering digital content. Also, there is a perception that security in delivering digital content is costly and difficult to implement. Therefore, we will not succeed unless we can educate our target markets about the need for security in delivering digital content and convince potential customers of our ability to provide this security in a cost-effective and easy-to-use manner.

       Even if we convince our target markets about the importance of and need for such security, we do not know if this will result in the sale of our products. To date, we have not entered into any commitments or contractual agreements for the delivery of the SSP(TM) Solution Suite products or components. Commercial customers may not select our products over those of our competitors. If our SSP(TM) Solution Suite products or components do not achieve wide market acceptance and/or if our pricing system is not competitive, our ability to earn revenues will be negatively impacted and our operating results will suffer.

OUR RELIANCE ON THIRD PARTY TECHNOLOGIES FOR THE DEVELOPMENT OF THE SSP(TM) SOLUTION SUITE PRODUCTS AND OUR RELIANCE ON THIRD PARTIES FOR MANUFACTURING MAY DELAY PRODUCT LAUNCH, IMPAIR OUR ABILITY TO DEVELOP AND DELIVER PRODUCTS OR HURT OUR ABILITY TO COMPETE IN THE MARKET

       We have licensed the rights to use a broad array of technology components from third parties to develop the SSP(TM) Solution Suite and we face many risks associated with our reliance on third parties as follows:

       - a third party may develop or enable others to develop a similar solution to digital communication security issues as the SSP(TM) Solution Suite thereby eroding our market share;

       - Our dependence on the patent protection of third parties may not afford us any control over the protection of the technologies we rely on, and, thus, if the patent protection of any of these third parties were compromised, our ability to compete in the market would also be impaired.

OUR INABILITY TO MAINTAIN AND DEVELOP NEW RELATIONSHIPS WITH PARTNERS AND SUPPLIERS COULD IMPACT OUR ABILITY TO OBTAIN OR SELL OUR PRODUCTS INCLUDING THE SSP(TM) SOLUTION SUITE AND RESULT IN A FAILURE TO GENERATE REVENUES

       We plan to obtain certain of our products, have products built to specifications and sell products through alliance and supplier agreements. While we will have direct sales channels, we currently anticipate that many of our products will be sold through alliance and supplier partners. While we have entered into such agreements, none of these agreements include commitments to purchase any of our products. If alliance or supplier agreements are cancelled, modified or delayed, if alliance or supplier partners decide not to purchase our products or purchase only limited quantities of our products, or if we are unable to enter into additional alliance or supplier agreements, our ability to produce and sell our products and, therefore, our ability to generate revenues, could be adversely affected.

FAILURE TO LICENSE NEW TECHNOLOGIES COULD IMPAIR OUR NEW PRODUCT DEVELOPMENT

       Our SSP(TM) Solution Suite is a collection of technologies, some of which are licensed from our alliance and supplier partners. As a result, our ability to license new technologies from third parties is and will continue to be critical to our ability to offer a complete suite of products that meets customer needs and technological requirements. Some of our licenses do not run for the length of the patent for the technology. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling certain of our products or redesign our products or lose a competitive advantage. Potential competitors could license technologies that we fail to license and potentially erode our market share for certain products.

IF PUBLIC KEY INFRASTRUCTURE, OR PKI, TECHNOLOGY IS COMPROMISED, OUR BUSINESS WOULD BE ADVERSELY AFFECTED

       Many of our products are based on PKI technology. The security afforded by this technology depends on the integrity of a user's private key, which depends in part, on the application of algorithms, or advanced mathematical factoring equations. The occurrence of any of the following could result in a decline in demand for our data security products:

       - Any significant advance in techniques for attacking PKI systems, including the development of an easy factoring method or faster, more powerful computers;

       - publicity of the successful decoding of cryptographic messages or the misappropriation of private keys; and

       -      government regulation limiting the use, scope or strength of PKI.

IF USE OF THE INTERNET AND OTHER COMMUNICATION NETWORKS BASED ON INTERNET PROTOCOLS DOES NOT CONTINUE TO GROW, DEMAND FOR OUR PRODUCTS MAY NOT INCREASE

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

WE FACE INTENSE COMPETITION FROM A NUMBER OF SOURCES

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

THIRD PARTIES COULD OBTAIN ACCESS TO OUR PROPRIETARY INFORMATION OR INDEPENDENTLY DEVELOP SIMILAR TECHNOLOGIES BECAUSE OF THE LIMITED PROTECTION FOR OUR INTELLECTUAL PROPERTY

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

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS, OUR BUSINESS WILL BE HARMED

       If we are unable to obtain additional capital to fund operations when needed, our product development efforts would be adversely affected, causing our business, operating results, financial condition and prospects to be materially harmed. If we undertake or accelerate significant research and development projects for new products, we may require additional outside financing. We expect that, to meet our long-term needs, we will need to raise substantial additional funds through the sale of equity securities or the incurrence of additional debt or through collaborative arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain technologies, products or marketing territories. Our failure to raise capital when needed could have a significant negative effect on our business, operating results, financial condition and prospects.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS AND SERVICE OFFERINGS COULD BECOME OBSOLETE

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

IF WE FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS, OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS WOULD BE ADVERSELY AFFECTED

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

WE MAY FACE CLAIMS OF INFRINGEMENT OF PROPRIETARY RIGHTS

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

A SECURITY BREACH OF OUR INTERNAL SYSTEMS OR THOSE OF OUR CUSTOMERS COULD HARM OUR BUSINESS

       Since we will provide security for Internet and other digital communication networks, we may become a greater target for attacks by computer hackers. We will not succeed unless the marketplace is confident that we provide effective security protection for Internet and other digital communication networks. Networks protected by our products may be vulnerable to electronic break-ins. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Although we have not experienced any act of sabotage or unauthorized access by a third party of our internal network to date, if an actual or perceived breach of security for Internet and other digital communication networks occurs in our internal systems or those of our end-user customers, regardless of whether we caused the breach, it could adversely affect the market perception of our products and services. This could cause us to lose customers, resellers, alliance partners or other business partners.

DOING BUSINESS WITH THE U.S. GOVERNMENT ENTAILS MANY RISKS, WHICH COULD ADVERSELY AFFECT US

       Sales to U.S. government agencies accounted for 71% of our consolidated revenue for the nine month period ended September, 2001. Our sales to these agencies are subject to risks, including:

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

OUR BUSINESS MAY BE THE TARGET OF TERRORIST ACTIVITIES, OR OUR REVENUES MAY BE AFFECTED BY THE AFFECT OF TERRORIST ACTIVITIES ON OUR CUSTOMERS AND/OR EMPLOYEES

       The full effects of the events on September 11, 2001 have not been determined. The ripple effects throughout the economy may have an affect on our potential commercial customers, or their ability to purchase our products and services. Additionally, because we offer security products, we may be targeted by terrorist groups for the follow-up activities threatened against the United States based targets.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

       Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. These factors include:

       -      the length of our customer commitments;

       -      patterns of information technology spending by customers;

       - the timing, size, mix and customer acceptance of our product and service offerings and those of our competitors;

       -      the timing and magnitude of required capital expenditures; and

       -      the need to use outside contractors to complete some assignments.

DELAYS IN DELIVERIES FROM OUR SUPPLIERS OR DEFECTS IN GOODS OR COMPONENTS SUPPLIED BY OUR VENDORS COULD CAUSE REVENUES TO DECLINE AND ADVERSELY AFFECT OUR OPERATING RESULTS

       We rely on a limited number of vendors for certain components for the products we are developing that will comprise the SSP(TM) Solution Suite. If we are unable to purchase these components, this may delay or prevent product shipments and result in a loss of sales. In addition, if any components have undetected flaws, this could lead to unanticipated costs to repair or replace these parts. This could cause a loss of revenue, which would adversely affect our results of operations. We may not be able to replace any of our supply sources on economically advantageous terms. Further, if we experience price increases for the components for our products, we will experience declines in our gross margins.

A DEFAULT UNDER OUR SECURED CREDIT ARRANGEMENTS COULD RESULT IN A FORECLOSURE OF OUR ACCOUNTS RECEIVABLE BY OUR CREDITOR

       All of accounts receivable are pledged as collateral to secure portions of our debt. This means that if we default on our secured debt obligations, our indebtedness could become immediately due and payable and the lenders could foreclose on our assets.

OUR INABILITY TO FIND ALTERNATIVE SUPPLIERS OF COMPONENTS MAY ADVERSELY AFFECT OUR BUSINESS

       Some of the components incorporated into our products are produced by other vendors. We currently purchase some of these components from a single supplier, thus presenting a risk that they may not be available on commercially reasonable terms in the future or at all. Our inability to develop alternative sources, if necessary, may require us to re-design certain products, which could result in delays or reductions in product shipments that could adversely affect our business.

WE DEPEND ON KEY MANAGEMENT PERSONNEL

       Our success will depend largely on the continuing efforts of our executive officers and senior management. Our business may be adversely affected if the services of any of our key personnel become unavailable to us. There is a risk that these individuals will not continue to serve for any particular period of time. While we have obtained a key person life insurance policy on the life of Kris Shah, our co-chairman, co-chief executive officer and secretary in the amount of $3 million, this amount may not be sufficient to offset the loss of his service. We have not yet obtained any such policies on the lives of our other key executives.

THERE IS SIGNIFICANT COMPETITION IN OUR INDUSTRY FOR HIGHLY SKILLED EMPLOYEES AND OUR FAILURE TO ATTRACT AND RETAIN TECHNICAL PERSONNEL WOULD ADVERSELY AFFECT OUR BUSINESS

       We may not be able to attract or retain highly skilled employees. Our inability to hire or retain highly qualified individuals may impede our ability to develop, install, implement and service our software and hardware systems, customers and potential customers or efficiently conduct our operations, all of which may adversely affect our business. The data security and networking solution industries are characterized by a high level of employee mobility, and the market for highly qualified individuals in the computer-related fields is intense. This competition means there are fewer highly qualified employees available to hire and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Furthermore, there is increasing pressure to provide technical employees with stock options and other equity interests, which may dilute earnings per share.

POTENTIAL PRODUCT DEFECTS COULD SUBJECT US TO CLAIMS FROM CUSTOMERS

       Products as complex as those we offer may contain undetected errors or result in failures when first introduced or when new versions are released. Despite our product testing efforts and testing by current and potential customers, it is possible that errors will be found in new products or enhancements after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance, claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business.

WE MAY BE EXPOSED TO POTENTIAL LIABILITY FOR ACTUAL OR PERCEIVED FAILURE TO PROVIDE REQUIRED PRODUCTS OR SERVICES

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

OUR EFFORTS TO EXPAND INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS

       We are currently seeking to increase our international sales. Our inability to maintain or to obtain federal or foreign regulatory approvals relating to the import or export of our products on a timely basis could adversely affect our ability to expand our international business. Additionally, our international operations could be subject to a number of risks, any of which could adversely affect our future international sales, including:

       -      increased collection risks;

       -      trade restrictions;

       -      export duties and tariffs;

       -      uncertain political, regulatory and economic developments; and

       -      inability to protect our intellectual property rights.

OUR ABILITY TO PRODUCE THE FORTE PKI CARD ON A TIMELY AND COST-EFFECTIVE BASIS DEPENDS ON THE AVAILABILITY OF A COMPUTER CHIP FROM A THIRD-PARTY SUPPLIER, WITH WHOM WE DO NOT EXPECT TO MAINTAIN A SUPPLY AGREEMENT

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

THERE ARE LAWSUITS PENDING AGAINST US AND OUR WHOLLY-OWNED SUBSIDIARY, PULSAR, WHICH, IF RESOLVED AGAINST EITHER US OR PULSAR, COULD ADVERSELY AFFECT OUR BUSINESS

       We recently received a notice from Microsoft pertaining to alleged sales by us of unlicensed copies of Microsoft Office to the Immigration and Naturalization Service, or INS, as part of a bundle in which some of our hardware and software was installed onto Dell computers. The computers were then resold to the INS, along with Microsoft Office software that we received from Dell, as part of a bundled hardware/software package on the belief that the INS was licensed to use the software. We are currently investigating the matter, but have no way of assessing or quantifying potential exposure, if any, at this point.

       In addition, there is a lawsuit pending against Pulsar which, if resolved against Pulsar, could materially and adversely affect our financial condition. This suit was brought by G2 Resources, Inc. alleging breach of contract by Pulsar. This suit was dismissed but G2 Resources has refiled the suit.

OUR STOCK PRICE IS EXTREMELY VOLATILE

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

WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION AND COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

       Our certificate of incorporation and bylaws contain provisions that may deter a takeover or a change in control or prevent an acquisition not approved by our board of directors, or that may adversely affect the price of our common stock.

GOVERNMENTAL REGULATIONS AFFECTING SECURITY OF INTERNET AND OTHER DIGITAL COMMUNICATION NETWORKS COULD LIMIT THE MARKET FOR OUR PRODUCTS AND SERVICES

       The United States and other foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, including encryption technology. Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could delay or prevent the acceptance and use of encryption products and public networks for secure communications and could limit the market for our products and services. In addition, some foreign competitors are subject to less rigorous controls on exporting their encryption technologies and, as a result, they may be able to compete more effectively than us in the United States and in international security markets for Internet and other digital communication networks. In addition, certain governmental agencies, such as the Federal Communications Commission, periodically issue regulations governing the conduct of business in telecommunications markets that may negatively affect the telecommunications industry and us.

A SMALL NUMBER OF STOCKHOLDERS, WHO INCLUDE CERTAIN OF OUR OFFICERS AND DIRECTORS, HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES

       Kris Shah, Marvin Winkler, their affiliates and certain family members own, in the aggregate, approximately [63.8%] of our outstanding common stock. These stockholders, if acting together, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

                       RISKS RELATED TO THE RECENT MERGER

THE ANTICIPATED BENEFITS OF THE MERGER MAY NOT BE REALIZED

       The anticipated benefits of the Merger may not be realized due to a number of factors. For example:

       - The anticipated management synergies and operational efficiencies of the Merger may not be realized.

       - The anticipated increase in sales resulting from the combined efforts and combined distribution channels may not be realized.

WE MAY NOT SUCCESSFULLY INTEGRATE OUR BUSINESS WITH BIZ, WHICH COULD HARM FUTURE EARNINGS

       As a result of the Merger, we face challenges in integrating our products and services with those of BIZ and this may continue for some time. The integration might not be smooth or successful. The integration of certain operations requires the dedication of management resources, which may temporarily distract management's attention from the day-to-day business of the combined company. The business of the combined company may also be disrupted by employee uncertainty and lack of focus during the integration. If this occurs, the anticipated advantages from the Merger could be undermined and our business, financial condition and results of operations could be adversely impacted.

OUR INABILITY TO INTEGRATE OUR MANAGEMENT TEAM WITH BIZ'S MANAGEMENT TEAM MAY ADVERSELY AFFECT OUR ABILITY TO REALIZE THE EXPECTED BENEFITS OF THE MERGER

       The success of the recent Merger depends, in part, on our ability to unite the members of our respective management teams. Combining management from BIZ and our company has resulted in changes that affect all employees and operations. Differences in corporate cultures, strategies and management philosophies may strain employee relations. Additionally, if we encounter difficulties in integrating our management teams, our ability to realize the expected benefits from the Merger, including management synergies, operational efficiencies and increased sales, could be adversely affected.

UNANTICIPATED COSTS RELATING TO THE RECENT MERGER COULD REDUCE OUR FUTURE
EARNINGS

       We believe that we reasonably estimated the likely costs of integrating our operations with the operations of BIZ and the incremental costs of operating as a combined company. It is possible, however, that unexpected transaction costs, such as taxes, fees or professional expenses, or unexpected future operating expenses, such as increased personnel costs, as well as other types of unanticipated developments, could adversely impact our business and profitability.

THE UNCERTAINTIES ASSOCIATED WITH THE RECENT MERGER MAY CAUSE OUR CUSTOMERS TO DELAY OR DEFER DECISIONS, WHICH MAY RESULT IN THE LOSS OF CUSTOMERS AND REVENUES

       Our customers may, in response to the announcement of the Merger, delay or defer decisions concerning business with us. Any delay or deferral in those decisions by our customers could adversely affect our business. For example, we could experience a decrease in expected revenue as a consequence of such delays or deferrals.

THE UNCERTAINTIES ASSOCIATED WITH THE RECENT MERGER MAY CAUSE US TO LOSE KEY PERSONNEL

       Current and prospective employees may perceive uncertainty about their future role with us until strategies with regard to the combined company are announced or executed. Any uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

MERGER-RELATED ACCOUNTING CHARGES MAY DELAY OR REDUCE OUR PROFITABILITY

       We have accounted for the acquisition of BIZ as a purchase. Under the purchase method of accounting, the purchase price of BIZ is allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from BIZ. The excess of the purchase price over BIZ's tangible net assets results in intangible assets for us that will have to be amortized over their useful lives with the exception of goodwill based on the adoption of Statement 142. In addition, we incurred an in-process research and development charge of $3.3 million in connection with our recent acquisition of BIZ. As a result, we will incur accounting charges from the Merger that may delay and reduce our profitability.

RECENTLY ISSUED FASB STATEMENTS REQUIRE US TO EVALUATE THE FAIR VALUES OF INTANGIBLE ASSETS AND GOODWILL THAT WE ACQUIRED IN THE MERGER THAT COULD RESULT IN SIGNIFICANT CHARGES TO OUR EARNINGS AND MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

       In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets." The changes included in these statements require companies to perform impairment tests on goodwill and certain intangibles using a fair value approach rather than allowing companies to amortize goodwill and certain intangibles over their estimated useful lives. We are now required to evaluate periodically whether intangible assets and goodwill that we acquired in the Merger have fair values that meet or exceed the amounts recorded on our balance sheet. We cannot predict whether or when there will be an impairment charge, or the amount of such charge, if any. However, if the charge is significant, it could cause the market price of our common stock to decline. In addition, adoption of the Statement 142 will eliminate recurring amortization charges that would remove certain intangible assets and goodwill from our balance sheet, and such amounts will remain permanently on our balance sheet unless future evaluations require us to record impairment charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       In June 1999 we entered into an agreement with GBCC permitting us to borrow under a $20 million secured revolving line of credit facility. As of September 30, 2001, there was $35,000 outstanding under the line, which was paid off on October 2, 2001.

       The Company owns Class A common stock of Wave Systems Corp., which is classified as trading securities. The Stock is traded on the NASDAQ exchange and the increase or decrease in value of the stock is included in the Company's statement of operations, together with the gain or loss on sales of Stock.

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

       We recently received a notice from Microsoft pertaining to alleged sales by us of unlicensed copies of Microsoft Office to the Immigration and Naturalization Service, or INS, as part of a bundle in which some of our hardware and software was installed onto Dell computers. The computers were then resold to the INS, along with Microsoft Office software that we received from Dell, as part of a bundled hardware/software package on the belief that the INS was licensed to use the software. We are currently investigating the matter, but have no way of assessing or quantifying potential exposure, if any, at this point.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       On August 23, 2001, we adopted an amendment to our amended and restated certificate of incorporation to change our name from Litronic Inc. to SSP Solutions, Inc. and to increase the number of authorized shares of common stock from 25,000,000 shares to 100,000,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 23, 2001, we held our annual meeting of stockholders. At this meeting, our stockholders were asked to vote on the following seven matters:

the approval of the merger of our wholly-owned subsidiary Litronic Merger Corp. with and into BIZ Interactive Zone, Inc. pursuant to an Agreement and Plan of Reorganization dated July 3, 2001 by and among us, Litronic Merger Corp and BIZ;

the approval of our amended and restated 1999 stock option plan;

the election of four directors;

the approval of amendments to our amended and restated certificate of incorporation to change our name to SSP Solutions, Inc. and to increase the number of authorized shares of common stock from 25,000,000 shares to 100,000,000 shares;

the ratification of KPMG LLP as our independent auditors for fiscal 2001;

the approval of the issuance of our securities in future financing transactions; and

the approval of our 2001 employee stock purchase plan.

       As of June 29, 2001, or the record date for the determination of stockholders entitled to notice of and to vote at the meeting, there were 9,747,526 shares of our common stock outstanding. Of these, 8,478,837 shares were represented either in person or by proxy at the meeting, representing 86.9% of our total outstanding shares as of the record date.

       The first item presented for a vote before our stockholders was the approval of the merger of Litronic Merger Corp. with and into BIZ. Of the votes received, 6,194,191 shares were in favor of the proposal, 30,281 were against and 3,400 abstained from voting on the matter. There were 2,250,965 broker non-votes in connection with this proposal.

       The second item presented for a vote before our stockholders was the approval of our amended and restated 1999 stock option plan. Of the votes received, 6,070,089 shares were in favor of the proposal, 151,283 were against and 6,500 abstained from voting on the matter. There were 2,250,965 broker non-votes in connection with this proposal.

       The third item presented for a vote before our stockholders was the election of four directors to our board of directors. Set forth below is information with respect to the nominees elected as directors at the annual meeting and the votes cast for, against and/or withheld with respect to each such nominee. The terms of two of our directors, Kris Shah and Frank Cilluffo, were not yet up and as such, they were not up for re-election at the meeting but continue to serve on our board of directors.

    Nominee                          For                Against           Withheld
    -------                          ---                -------           --------
Gregg Amber                       8,437,698             41,139                0
Bruce Block                       8,448,548             30,289                0
Matthew Medeiros                  8,437,698             41,139                0
Marvin Winkler                    8,434,498             44,339                0

       There were no broker non-votes in connection with this proposal.

       The fourth item presented for a vote before our stockholders was the approval of the amendments to our amended and restated certificate of incorporation. Of the votes received, 6,116,781 shares were in favor of the proposal, 99,603 were against and 11,488 abstained from voting on the matter. There were 2,250,965 broker non-votes in connection with this proposal.

       The fifth item presented for a vote before our stockholders was the ratification of the appointment of KPMG LLP as our independent auditors for fiscal 2001. Of the votes received, 8,447,528 shares were in favor of the proposal, 22,059 were against and 9,250 abstained from voting on the matter. There were no broker non-votes in connection with this proposal.

       The sixth item presented for a vote before our stockholders was the approval of the issuance of our securities in future financing transactions. Of the votes received, 6,132,367 shares were in favor of the proposal, 83,720 were against and 11,785 abstained from voting on the matter. There were 2,250,965 broker non-votes in connection with this proposal.

       The final item presented for a vote before our stockholders was the approval of our 2001 employee stock purchase plan. Of the votes received, 6,170,074 shares were in favor of the proposal, 45,908 were against and 11,890 abstained from voting on the matter. There were 2,250,965 broker non-votes in connection with this proposal.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       (a)    Exhibits.

              Exhibit No.     Description
              -----------     -----------
                 2.1          Agreement and Plan of Reorganization dated as of
                              July 3, 2001 by and among Litronic Inc., Litronic
                              Merger Corp., and BIZ Interactive Zone, Inc. (1)

                 2.2 Agreement of Merger dated as of August 24, 2001 by and among Litronic Inc., Litronic Merger Corp., and BIZ Interactive Zone, Inc. (2)

                 4.1 Termination Agreement dated as of August 24, 2001, by and among BIZ Interactive Zone, Inc., certain
                              BIZ Interactive Zone, Inc. stockholders, certain
                              Litronic Inc. stockholders, and Litronic Inc. (now
                              "SSP Solutions")

                 10.1         Microsoft Letter Agreement with the SSP Solutions,
                              Inc. dated as of October 11, 2001

                 10.2         Grid Demand Promissory Note dated as of July 31,
                              2001 by and between JAW Financial, L.P. and BIZ
                              Interactive Zone, Inc.

                 10.3 Cross-Receipt dated as of July 26, 2001 by and between BIZ Interactive Zone, Inc. and e-celerator fund, L.P.

                 10.4         SSP Solutions, Inc. Amended and Restated 1999
                              Stock Option Plan (#) (3)

                 10.5         SSP Solutions, Inc. 2001 Employee Stock Purchase
                              Plan (#) (4)

                 10.6         Account Purchase Agreement dated as of November 2,
                              2001 by and between Pulsar Data Systems,
                              Incorporated and Wells Fargo Business Credit, Inc.
                              for the sale and assignment of Accounts Receivable

                 10.7         Account Purchase Agreement dated as of November 2,
                              2001 by and between SSP Solutions, Inc. and Wells
                              Fargo Business Credit, Inc. for the sale and assignment of Accounts Receivable

                 10.8         Guaranty dated as of November 2, 2001 by Kris
                              Shah for the benefit of Wells Fargo Business
                              Credit Inc. relative Pulsar Data Systems, Inc.
                              Purchase Agreement dated November 2, 2001

                 10.9         Guaranty dated as of November 2, 2001 by Kris
                              Shah for the benefit of Wells Fargo Business
                              Credit Inc. relative to SSP Solutions, Inc.
                              Purchase Agreement dated November 2, 2001

                 10.10        Guaranty dated as of November 2, 2001 by Marvin
                              Winkler for the benefit of Wells Fargo Business
                              Credit Inc. relative Pulsar Data Systems, Inc.
                              Purchase Agreement dated November 2, 2001

                 10.11        Guaranty dated as of November 2, 2001 by Marvin
                              Winkler for the benefit of Wells Fargo Business
                              Credit Inc. relative to SSP Solutions, Inc.
                              Purchase Agreement dated November 2, 2001

       (b)    Reports on Form 8-K.

       We filed a Form 8-K for August 22, 2001 on August 23, 2001 in connection with the dissemination of a press release announcing changes in management, chairman of the board positions, and the name of the Company, following the Merger. The filing included "Item 5 -- Other Events" and "Item 7 -- Financial Statements and Exhibits."

       We filed a Form 8-K for September 7, 2001 on September 7, 2001 in connection with the completion of the Merger, change of listing symbol and potential Nadsaq delisting. The filing included "Item 2 -- Acquisition of Disposition of Assets", "Item 5 -- Other Events", and "Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits".

       We filed a Form 8-K/A for August 24, 2001 on November 6, 2001 in connection with the completion of the Merger. The filing included "Item 2 -- Acquisition or Disposition of Assets", "Item 5 -- Other Events", and "Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits".

----------

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1) Filed on November 13, 2001 as an exhibit to the registrant's registration statement on Form S-8 and incorporated herein by reference.

(2) Filed on November 13, 2001 as an exhibit to the registrant's registration statement on Form S-8 and incorporated herein by reference.

(3) Filed as an exhibit to the registrant's definitive proxy statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on July 25, 2001 and incorporated herein by reference.

(4) Filed as an exhibit to the registrant's definitive proxy statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on July 25, 2001 and incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2001                 SSP SOLUTIONS, INC.

                                        By /s/      MARVIN J. WINKLER
                                           -------------------------------------
                                                    Marvin J. Winkler
                                           Director, Co-Chairman of the Board
                                             and Co-Chief Executive Officer


                                        By /s/          KRIS SHAH
                                           -------------------------------------
                                                        Kris Shah
                                            Director, Co-Chairman of the Board
                                              and Co-Chief Executive Officer


                                        By /s/       THOMAS E. SCHIFF
                                           -------------------------------------
                                                     Thomas E. Schiff
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

             Exhibit No.      Description
             -----------      -----------
                 2.1          Agreement and Plan of Reorganization dated as of
                              July 3, 2001 by and among Litronic Inc., Litronic
                              Merger Corp., and BIZ Interactive Zone, Inc. (1)

                 2.2 Agreement of Merger dated as of August 24, 2001 by and among Litronic Inc., Litronic Merger Corp., and BIZ Interactive Zone, Inc. (2)

                 4.1 Termination Agreement dated as of August 24, 2001, by and among BIZ Interactive Zone, Inc., certain
                              BIZ Interactive Zone, Inc. stockholders, certain
                              Litronic Inc. stockholders, and Litronic Inc. (now
                              "SSP Solutions")

                 10.1         Microsoft Letter Agreement with the SSP Solutions,
                              Inc. dated as of October 11, 2001

                 10.2         Grid Demand Promissory Note dated as of July 31,
                              2001 by and between JAW Financial, L.P. and BIZ
                              Interactive Zone, Inc.

                 10.3 Cross-Receipt dated as of July 26, 2001 by and between BIZ Interactive Zone, Inc. and e-celerator fund, L.P.

                 10.4         SSP Solutions, Inc. Amended and Restated 1999
                              Stock Option Plan (#) (3)

                 10.5         SSP Solutions, Inc. 2001 Employee Stock Purchase
                              Plan (#) (4)

                 10.6         Account Purchase Agreement dated as of November 2,
                              2001 by and between Pulsar Data Systems,
                              Incorporated and Wells Fargo Business Credit, Inc.
                              for the sale and assignment of Accounts Receivable

                 10.7         Account Purchase Agreement dated as of November 2,
                              2001 by and between SSP Solutions, Inc. and Wells
                              Fargo Business Credit, Inc. for the sale and assignment of Accounts Receivable

                 10.8         Guaranty dated as of November 2, 2001 by Kris
                              Shah for the benefit of Wells Fargo Business
                              Credit Inc. relative Pulsar Data Systems, Inc.
                              Purchase Agreement dated November 2, 2001

                 10.9         Guaranty dated as of November 2, 2001 by Kris
                              Shah for the benefit of Wells Fargo Business
                              Credit Inc. relative to SSP Solutions, Inc.
                              Purchase Agreement dated November 2, 2001

                 10.10        Guaranty dated as of November 2, 2001 by Marvin
                              Winkler for the benefit of Wells Fargo Business
                              Credit Inc. relative Pulsar Data Systems, Inc.
                              Purchase Agreement dated November 2, 2001

                 10.11        Guaranty dated as of November 2, 2001 by Marvin
                              Winkler for the benefit of Wells Fargo Business
                              Credit Inc. relative to SSP Solutions, Inc.
                              Purchase Agreement dated November 2, 2001


----------

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1) Filed on November 13, 2001 as an exhibit to the registrant's registration statement on Form S-8 and incorporated herein by reference.

(2) Filed on November 13, 2001 as an exhibit to the registrant's registration statement on Form S-8 and incorporated herein by reference.

(3) Filed as an exhibit to the registrant's definitive proxy statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on July 25, 2001 and incorporated herein by reference.

(4) Filed as an exhibit to the registrant's definitive proxy statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on July 25, 2001 and incorporated herein by reference.