Form 10-K
period 2001-12-31
SSP SOLUTIONS INC
filed 2002-04-16
CIK 1078717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 000-26227

SSP SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0757190 (I.R.S. Employer Identification No.)

17861 Cartwright Road, Irvine, California (Address of principal executive offices)	92614 (Zip code)

(Registrant’s telephone number, including area code): (949) 851-1085

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

Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $10,863,647 on April 15, 2002, based upon the closing sale price of such stock on April 15, 2002.

     Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

     As of April 15, 2002: Common Stock: 20,664,832 Shares

DOCUMENTS INCORPORATED BY REFERENCE.

     List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933: Portions of the registrant’s proxy statement related to the 2002 Annual Meeting of stockholders is incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT 4.1
EXHIBIT 4.4
EXHIBIT 4.5
EXHIBIT 4.6
EXHIBIT 4.7
EXHIBIT 4.8
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT-21

PART I

Item 1. Business

Introduction

     For purposes of this Annual Report on Form 10-K, references to “we,” “us,” “our,” “SSP” and the “Company” shall mean or refer to SSP Solutions, Inc. In addition, unless the text indicates otherwise, the term “SSP” refers to SSP Solutions, Inc. and its subsidiaries.

     This Annual Report on Form 10-K contains certain statements which are not historical in nature, and are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are principally contained in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include, without limitation, statements relating to (i) anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and general, administrative and selling expenses); (ii) our ability to finance our working capital requirements; (iii) our business strategy for expanding our presence in the Internet data security market; and (iv) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the Internet data security market; (ii) changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the proposed management and contract support services markets; and (v) various other factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described elsewhere in this document, there can be no assurance that the actual results will not differ materially from such forward-looking statements contained herein.

     When used in this report, the words “anticipate,” “believe,” “intends,” “estimate,” “plan” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important facts herein identified, among others, and other risks and factors identified from time to time in our reports with the Securities and Exchange Commission.

Overview

          We develop and distribute electronic security solutions and services for accessing, protecting and distributing digital content via the Internet and Internet protocol or IP-based networks. We have a 30-year history of leading-edge technology and data security solutions for government communications. SSP, which stands for Secure Service Provider, also provides real-time solutions for electronic commerce and communications. SSP products embed security and trust throughout the transaction chain, protecting electronic communications and financial transactions as well as physical and electronic access. By combining our own technology with a range of partners technologies and intellectual properties, our products represent an embedded security architecture simultaneously supporting public key infrastructure (“PKI”) and other enterprise security solutions. Our products and services address the data security issues faced by government, financial services, and entertainment customers.

          We have developed and distribute SSP software, hardware, and embedded security products. These stand-alone security products include: Internet application software, cryptographic library software, certificate issuance and lifecycle management software, PC and smart card readers, and the family of SSP Universal Secure Access™ (USA) Smart Cards. In combination with a unique card reader that includes biometric capability the USA Smart Card can offer three-factor authentication. A three factor authentication consists of verifying: (i) Who you are (a biometric, such as a thumbprint); (ii) Something you have (the Smart Card); (iii) Something you know (a pin number). An authentication occurs when all three items are present simultaneously.

          We are developing the SSP Solution Suite™, which provides security from the Core to the Edge™ of the Internet, across any digital platform. By offering the SSP Solution Suite with additional stand-alone products and services, we will provide what we believe to be the highest level of security products and services commercially available. We have licensed the rights to use a broad array of technology components and have combined these technology components with our own proprietary security products. We are uniquely positioned to deliver a complete range of highly customizable data security solutions across a broad range of industries and agencies. Our business model anticipates revenue from product sales, software integration, third party integration consulting services and recurring revenue streams based upon transaction fees or participations. Recurring revenue is also anticipated from strategic alliances with third party integration consulting services for the delivery and joint marketing of the SSP Solution Suite to end users in the data security market.

          We have partnered with Electronic Data Systems, (“EDS”), to provide our security products and services to secure electronic commerce and communications over the Internet and other IP based communications networks. EDS is a leading global services company serving more than 9,000 accounts in 55 countries. After testing, we understand that EDS has committed resources and capital to promote our SSP Solution Suite to new and existing customers requiring upgraded information security for internet-based transactions and information distribution in the financial, healthcare, education, and entertainment industries as well as governmental agencies.

          EDS has installed the SSP Solution Suite into its testing/interoperability laboratory and has successfully tested the SSP Core Technologies’ components. We plan to pursue additional strategic alliances with other systems integrators for the delivery and joint marketing of the SSP Solution Suite to end users in the data security market.

The Acquisition

          On August 24, 2001, pursuant to an Agreement and Plan of Reorganization dated July 3, 2001 with BIZ Interactive Zone, Inc., (“BIZ”), we completed an acquisition whereby BIZ became our wholly-owned subsidiary (the “Acquisition”). BIZ was a development stage enterprise devoting substantially all of its efforts to develop and design security solutions for the financial, government, healthcare, education, and entertainment industries. Simultaneously with the Acquisition, we changed our name from Litronic Inc. to SSP Solutions, Inc. We have combined the businesses of Litronic and BIZ into a single operating unit under the new name. The combined company continues to focus on a complete range of security solutions for government and commercial customers.

          Our wholly-owned subsidiary, Pulsar Data Systems, Inc., (“Pulsar”), operates independently as a network solutions company specializing in solutions requiring the deployment of large-scale networks and secure PCs. Given increased public awareness and the increasing demand for security in the government sector, Pulsar can deliver commodity type products coupled with security solutions to meet the requirements of its government customers.

Industry Background

          Consumers, businesses and government agencies are increasingly relying on the Internet and IP-based networks to conduct electronic commerce and communications. The increasing proliferation of, and reliance on, shared electronic data has caused data security to become a paramount concern of businesses, government agencies, financial and educational institutions, healthcare providers and consumers. Continued expansion of electronic commerce and communication will require the implementation of improved security measures that will irrefutably verify the identity of a party over the communication channel and ensure that the confidentiality of the information being transmitted is maintained. The SSP Solution Suite provides a comprehensive solution for entities and consumers seeking to provide protection for their transactions and proprietary data.

          Today’s client operating systems and IP-based networks often lack fundamental, yet critical, security features such as data privacy and integrity, identification, authentication, non-repudiation and auditing.

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

•	Identification and Authentication. Verifies the identity of the authorized users to prevent unauthorized access to proprietary information and resources.

•	Confidentiality. Involves the encryption of data transmissions so only the intended recipient can access the information to ensure privacy.

•	Data Integrity. Ensures that data is not compromised or manipulated.

•	Non-repudiation. Prevents the sender of data transmissions from disclaiming or repudiating authorship so that the sender cannot deny the occurrence of the transaction.

•	Audit Control. Retraces information access and facilities use over a particular time period at a system administration level so an enterprise can monitor and record authorized and unauthorized user activity.

•	Secured System Administration. Maintains and controls corporate intranets centrally through file encryption, password maintenance, audit control, certificate and cryptographic key management and device accessibility control.

          The process of implementing Internet and IP-based network solutions requires specialized skills lacking in most corporate information technology departments. We provide the technology, products and services necessary for most companies to implement or manage their data security infrastructure. We believe that our products offer the highest level of commercially available security for e-mail, file transport, file protection, remote access, authentication and authorization in an open multi-platform standards-based framework. The open architecture of our products makes them compatible with virtually all commonly used network hardware and enables them to operate independently of algorithms, platforms, applications and tokens. We believe that, as the use of the Internet and Internet-based networks continues to grow, there will be a significant increase in the demand for the data security products that we offer.

Our Solution

          SSP products and solutions are positioned to address the full range of data security problems. The open architecture and platform independence of our designs allow our products to operate with virtually any operating system regardless of the choice of hardware, token (smart cards, PKI cards, PCMCIA cards) or algorithm. In addition to providing a complete range of hardware and software products for enterprise-wide data security, we also provide the software that enables the enterprise to organize and manage its data security system, from initialization to secure archive and recovery. We continuously identify technologies that will enhance and improve our products. We expect to add these technologies to the SSP product range and the SSP Solution Suite periodically through internal development and licenses with third parties.

          A key issue for companies opening their networks to partners, suppliers and customers is the exposure and vulnerability to numerous security risks including attacks from hackers and unauthorized access to trade secrets, corporate confidential information and customer confidential information. As more businesses, government agencies and financial institutions enable their operations with Internet access, the need for end-to-end security solutions becomes necessary. Both companies and customers must be confident and certain that their online transactions are secure. We believe this need will fuel the demand for our products and services to provide security for the distribution of digital content, communications, and the protection of individual users’ privacy.

          Our data security offerings are illustrated by the following examples:

     Case 1: PKI Products

•	Key Management Infrastructure or (“KMI”), is the U.S. Department of Defense’s (“DoD”) comprehensive communications program, designed to provide a secure infrastructure for both physical and virtual environments. KMI is designed to be deployed across a broad range of applications, including financial transactions, e-commerce, healthcare, personnel records, tactical operations, and command and control functions. The DoD needs to secure its own internal electronic communications activities, as well as across federal agencies, allies and coalition forces, military and civilian personnel, and business partners in the U.S. and abroad.

KMI elements include system hardware and software architecture, cryptographic tokens and cards, and the management elements of policies and procedures for issuing and managing the cryptographic keys and cards. PKI is a major constituent of the program.

     Case 2: Integration Consultants

•	For a business supplier selling inventory to a customer, EDS will be able to provide the supplier with the capability of verifying the identity of the customer, authorizing the customer to place the order, and (if applicable, according to the terms of the customer’s account), receiving payment for goods shipped. The transaction will take place through the Trust Assurance Network, or TAN, operated by EDS as the neutral party for registration of EMBASSY (EMBedded Application Security System) devices. Registration of EMBASSY devices with the TAN will establish the identities of the parties, verify ability to pay prior to shipment, and process payments according to the instruction of the supplier upon product delivery. SSP and EDS will both earn commissions from the transaction processing and will have the potential to earn revenue from applet development and content preparation work.

     Case 3: Financial Services

•	Currently, on-line banking and trading is limited to simple consumer activity. Large institutions rely on closed, legacy-based systems due to the lack of security and user authentication. This security is vital for conducting large real-time financial transactions. SSP has partnered with ePayLatina, developers of the enhanced transactional secure software (ETSS) software, to deploy smart cards and smart card readers throughout the Dominican Republic and parts of Latin America. The Company anticipates that this bundled package will allow consumers to conduct ATM and debit transactions, as well as traditional credit card transactions, over the Internet. The initial deployment agreement by ePayLatina involves La Nacional de Envios, the leading public payment system in the Dominican Republic, purchasing 1,500 secure card readers. SSP will receive revenue from the product sale, as well as a transactional revenue fee from each transaction that takes place. Our solution will enable open platform recurring revenue streams and seamless integration with both businesses and consumers. SSP smart card readers can be used to facilitate all types of secure transactions, including direct movement of funds (true electronic funds transfer), for shopping, on-line payments, on-line trading, mortgage banking and insurance. SSP will participate in the revenue sharing model and receives a percentage of each transaction. Similar programs will be in development for North America and Europe.

          Our data security products are designed with an open architecture making them compatible with virtually all commonly used network hardware and enabling them to operate independently of algorithms, platforms, applications, or tokens. Due to our open architecture design, users will be able to either purchase a complete data security solution or integrate specific components with their existing security systems and implement additional components as their needs evolve. Our SSP Solution Suite will offer the highest level of commercially available data security, a complete, end-to-end range of data security products with what we believe is the highest level of commercially available data security.

Business Strategy

          Our objective is to become the leading provider of data security solutions for the digital economy. Key elements of our strategy include:

•	Expand Our Targeted Customer Base. SSP has experienced a significant level of governmental sales and has achieved technological credibility. We intend to develop a strong sales and marketing force initially targeting government requirements, enterprise secure access, on-line gaming applications and financial institutions. We intend to build a strong customer base for the SSP Solution Suite and our stand-alone components in both the commercial and government sales markets.

•	Strengthen Strategic Relationship with EDS and Develop Relationships with Other Systems Integrators. Systems integrators design, compile, install, and manage electronic communication and electronic commerce systems, using their own components and those of third parties. Our products will enable systems integrators to create value added solutions for their customers. We believe that strategic relationships with large systems integrators represent our greatest opportunity to penetrate the data security market and provide the security components for large installations. We intend to aggressively pursue and develop similar relationships with other systems integrators.

•	Promote Sales of Stand-Alone Components. SSP’s open standards will enable the various SSP products to be sold as components. For example, by connecting a smart card reader through a USB port, a PC user can incorporate a secure device for accessing records, paying for products, or securing the transmission of information. We intend to leverage our installed base of customers through EDS and other systems integrators and our brand name recognition to expand the distribution of components through value added resellers and hardware device manufacturers.

•	Establish a Brand Name. Establishing a strong brand name is essential to attracting and expanding a broad and diverse customer base in both the commercial and government markets. We intend to build our brand by leveraging our relationships with well-known systems integrators such as EDS and through joint marketing efforts with such strategic partners. We will participate in major industry trade shows, and advertising in both value-added reseller, or VAR, channel-related trade periodicals and end-user focused commercial periodicals. It is our goal to establish a brand name that is equated with an assurance of security.

•	Continue to Enhance the SSP Solution Suite. The SSP Solution Suite will provide end-users with a comprehensive solution for their data security needs. We continuously seek to identify new components or technologies to add to the SSP Solution Suite, including, for example, biometric identification technologies. As we identify appropriate technologies, we will add new products to the SSP Solution Suite. These additions will be made either through internal development or through third party licenses.

Sales and Marketing

          SSP markets, sells and distributes both products and services via the Internet, our direct sales force and indirect sales channels. Our channels include systems integrators, VARs, original equipment manufacturers, strategic alliances and international distributors. We intend to devote significant resources to marketing efforts and business development activities designed to build our brand name and expand our business distribution channels.

     Direct Marketing

          As of April 5, 2002, we employed a direct sales, business development and marketing force of 12 full-time individuals to market our data security products and services. Our target audiences include: financial, healthcare, education and entertainment industries and federal, state, local, and foreign government agencies. Our sales force is responsible for soliciting prospective customers and providing technical advice and support with respect to our products and services. Additionally, we use telemarketing efforts to target commercial accounts and federal government agencies. It is our intention to achieve greater penetration into markets by using direct sales personnel with significant market expertise. We will also be employing consultants with established relationships in the commercial marketplace.

     Indirect Marketing

          An important component of our sales strategy is the development of indirect sales channels. These channels include systems integrators, value-added network service providers, and original equipment manufacturers. We believe that in addition to the efforts of our direct sales force, a significant portion of the marketing and distribution of our products will be attributable to our strategic relationships with third parties and their established distribution channels. These third parties may provide us with contacts to prospective customers to which we would not otherwise have access. As part of our expansion strategy, we will seek to develop relationships with additional third-party sales channels. We intend to capitalize on and strengthen our existing relationship with EDS and to pursue additional strategic alliances with other systems integrators in order to promote our products and establish a strong brand name.

     Advertising

          Our advertising efforts include a website, print advertising, public relations, events, sales tools, telemarketing and corporate marketing materials. Our website describes our business, products, and services.

          Our public relations efforts are designed to target the appropriate press coverage and consist of press kits, targeted media lists and press releases. These efforts are designed to complement our sales and marketing efforts.

     Trade Shows and Presentations

          We attend and exhibit our products and services at selected trade shows in the U.S. and around the world. We intend to continue attending selected trade shows and to join with strategic partners in presenting our products and services to prospective customers.

Distribution

          To reach our potential customer base, we are pursuing several distribution channels, including a direct sales force and strategic relationships with systems integrators, VARs and other third parties.

     Commercial Sales

          We plan to distribute our products to the commercial market through our direct sales force, through joint distribution arrangements with third parties, such as EDS and other systems integrators, and through VARs.

          Initially, we plan to focus on the distribution of our individual data security components. By initiating sales relationships with the individual components of the SSP Solutions Suite, we will be able to expand our sales distribution to include the complete suite. We do not anticipate sales of our SSP Solution Suite being delivered until 2003. The target markets for distribution of our SSP Solution Suite products include the following:

•	financial services and banking

•	government

•	entertainment hospitality programs and on-line gaming

     Government Sales

          We distribute our data security products to the government through our direct sales force and also through third party private contractors such as General Dynamics.

          The government information technology market is highly structured with strict procurement rules and procedures. Government projects have large contracts, a relatively long sales cycle, significant barriers to entry, and low collection risks. SSP is currently on most government bid lists relevant to our product offerings. Our products have received the highest level of government certification. As a result, we have created a highly respected and positive relationship with many government agencies.

          The General Services Administration, (“GSA”), the central procurement agency for the U.S. government, negotiates schedule contracts. Government agencies and other authorized purchasers, although not required to do so, may purchase goods and professional services under GSA schedule contracts using predetermined price ceilings, terms, and conditions. GSA schedule contracts are awarded on the basis of a number of factors, the most important of which are compliance with applicable government regulations and the prices of the products to be sold. A blanket purchase agreement, or BPA, is a simplified, but non-mandatory, fixed-price, indefinite delivery-indefinite quantity, contract for the government to purchase products, at pre-negotiated terms and conditions. Purchases made under BPAs are often paid using a government-issued credit card. Federal government agencies are authorized to enter into BPAs with GSA schedule holders. The GSA-authorized BPAs incorporate many terms and conditions of GSA schedule contracts, often at lower prices than available on the GSA schedules.

          A significant amount of computer products and services purchased by the federal government are made under contracts or purchase orders awarded through formal competitive bids and negotiated procurements. Most bids are awarded based on a number of factors that determine the best value to the government. These factors are generally a combination of price, technical expertise, and past performance on other government contracts. Major procurements can exceed millions of dollars in total revenue for a reseller, span many years, and provide a purchasing vehicle for many agencies. In addition, the federal government purchases networking products through open-market procurements. These procurements, separate and apart from GSA schedules, include simplified acquisition procedures, requests for quotes, invitations for bids, and requests for proposals. Most purchases in the state and local government market are made through individual competitive procurements. State and local procurements typically require formal responses and the posting of bid bonds or performance bonds to ensure complete and proper service by a prospective bidder. Each state maintains a separate code of procurement regulations. Entities selling products to the state must understand and comply with these regulations.

Customers

          Our customers represent a wide range of commercial enterprises, including financial, telecommunications, healthcare and information service companies, as well as federal, state, local and foreign government agencies.

          Our customer base includes:

Bank of America, N.A.
Booz Allen & Hamilton Inc.
Department of Budget and Fiscal Planning
Defense Finance and Accounting Service
EDS
EEOC Financial Management Division
Federal Bureau of Investigation
General Services Administration

Immigration and Naturalization Service
Leads
Lockheed Martin Corporation
National Institute of Health
National Security Agency
U.S. Army Corps of Engineers
U.S. Border Patrol
U.S. Department of Justice
U.S. Patent and Trademark Office
U.S. Department of State
U.S. Probation Office
VeriSign

Customer Service and Support

          As of April 5, 2002, our customer service and support staff consists of 71 persons, including 58 engineers and technical support personnel, and works closely with customers and prospective customers to provide comprehensive service and support for our products and systems.

Products and Services

     Internet Data Security Products

          Our Internet data security products provide what we believe is the highest level of commercially available security for secure email, secure file transport, file protection, remote access, authentication and authorization in an open multi-platform standards-based framework. Our data security products are designed with an open architecture so they can operate independently of algorithms, platforms, applications and tokens.

          Software

•	NetSign® CAC (Common Access Card). NetSign® CAC is a complete smart card client package that provides network security and desktop protection for users of the GSA Common Access Card (CAC). With a NetSign® CAC-enabled system, users can be assured of strong authentication, confidentiality and non-repudiation at speeds of up to three times faster than competitors’ products. NetSign® CAC is a complete smart card client package that provides network security and desktop protection for users of the GSA CAC. With a NetSign® CAC-enabled system, users can be assured of strong authentication, confidentiality and non-repudiation at speeds substantially faster than competitors’ products. NetSign® CAC allows users to digitally sign and encrypt e-mail and access secure Web sites using via Microsoft and Netscape e-mail and browser packages. Supported by Windows NT smart card logon, Windows 2000 certificate-based logon and workstation locking using CAC smart cards issued by the DoD, NetSign® CAC offers a high level of desktop security. We have collaborated with prime contractors to provide bids on these programs.

•	NetSign and NetSign GT (Global Trust). These products are software adapters that integrate smart cards and digital certificate technology to enhance security in electronic commerce software systems. They are used for e-mail, Internet access, file access, and web browsers like Netscape Communicator and Microsoft Explorer. NetSign and NetSign GT software products are bundled with a smart card reader/writer and with smart cards. NetSign GT supports the Identrus bank security model and Profile Manager GT.

•	Profile Manager and Profile Manager GT. Profile Manager is a complete PKI lifecycle management solution. Profile Manager provides token-based security systems management from initialization to secure archive and recovery. For the recovery of token-based information, Profile Manager provides an optional integration with a secured database of private keys and other user identification information, and the use of third-party certificate authorities. Profile Manager integrates with NetSign, NetSign GT, and other token-enabled products to provide a complete solution for a company’s security requirements. Profile Manager includes secure Internet access, digitally signed and encrypted e-mail, desktop file encryption and secure remote network access. Profile Manager GT supports the Identrus bank security model and NetSign GT.

•	Maestro Cryptographic Library. Maestro is a multi-protocol cryptographic library that enables software developers to incorporate secure token-based, symmetric-key and asymmetric-key cryptography into their application software. Maestro is a multi/concurrent access, cross-platform system that supports multiple types of tokens such as smart cards, PCMCIA cards and cryptographic algorithms. Coupled with token reader/writers, Maestro supports devices over commonly used interfaces, including keyboard, serial, small computer system interface, or SCSI, parallel port and universal serial bus. Maestro currently supports two commonly used cryptographic interface protocols. We are developing additional protocol adapters to expand the functionality of Maestro. Maestro is compatible with Windows 95, 98, 2000 and NT operating systems as well as all popular UNIX platforms.

•	EMBASSY Applet Development Kit. The EMBASSY Applet Development Kit, or ADK, will enable a user to develop applications to use the resources of the EMBASSY system. A content provider will use the ADK to write an interface between the application and the EMBASSY device to enable execution in a secure environment.

•	Authentication Applet. The authentication applet will contain instructions for access control, group membership and community support. The applet will register the user’s EMBASSY device within the trust assurance network, which is the neutral third party facilitator for secure transactions and value exchanges.

          Tokens and Token Readers

•	SSP USA Smart Card Family. SSP has completed the development of next generation PKI cards in cooperation with Atmel and the National Security Agency. Forté, the newest member of the USA family, is a high-speed 32-bit SOC (System On a Chip) microprocessor that is designed with a high-speed USB interface in addition to the International Standards Organization ("ISO"), interface. The USA smart cards will have a larger storage capacity and faster processing speed than existing smart cards. Forté offers PCMCIA level performance at a price competitive with PKI smart cards. We anticipate commercial shipments of the Forté smart card to begin in 2002.

•	Other Security Tokens. In addition to the USA family of smart cards, we offer off-the-shelf ISO standard smart cards ranging from storage-only cards to cards containing cryptographic capabilities. Because our products are open-architecture, open-platform and open-token, as well as algorithm and application program interface (“API”) independent, they work with third-party tokens, such as PCMCIA cards, smart cards, rings, proximity cards and plastic keys and other commercially available tokens for use with our reader/writers and application software.

•	SSP 210 Smart Card Reader. The SSP NetSignia 210 Smart Card Reader is an ISO 7816 compliant device featuring direct communication between the host computer and the smart card.

•	SSP 250 Biometric Smart Card Reader. The SSP 250 Biometric Smart Card Reader integrates fingerprint biometrics to secure data transmissions, protect communications and transaction, and proof of identity in networked and physical environments. With its embedded fingerprint verification system, the SSP 250 represents a significant advance in digital security, bringing the same level of protection, authentication and non-repudiation to virtual transactions. The SSP 250 also enables strong levels of physical access and verification of identity — promising powerful security for employee verification, funds transfer, encrypted communications and granting of physical and electronic access to personal records, documents or transactions.

•	ARGUS 300. The ARGUS 300 consists of a tamper-resistant ISA or PCI board and external reader/writer and is connected to the keyboard. The ARGUS 300 incorporates DES (Data Encryption Standard) encryption technologies and offers additional security features such as boot protection, electronic commerce security and protected PIN path directly through the board rather than through an external device that might be tampered with by an unauthorized user. The ARGUS 300 is validated for electronic signature by the National Institute of Standards and Technology, the U.S. Treasury Department and General Accounting Office.

•	PCMCIA Client Reader/Writer. We offer a series of single and dual-socket PCMCIA card reader/writers for both internal and external application, that interface via various ports such as SCSI, ISA bus, PCI bus, universal serial bus and parallel port. These reader/writers incorporate our proprietary device drivers, which provide the interface between the reader/writer and its application software such as Maestro and third-party application software.

•	Argus 2108. We offer a reader/writer that contains sockets for up to eight PCMCIA cards, is used on the enterprise’s server side and incorporates the device drivers and other technologies of our other PCMCIA readers. The Argus 2108 interfaces with the host server to enable the host server to provide rapid/simultaneous processing of cryptographic functions received from numerous clients.

          Hardware

•	G-Server. The G-Server is a transparent, dedicated server that continuously monitors and verifies web content as it leaves a web server. Content being sent out of a protected web server is compared to the digital signatures of the content. When the signature is validated, the content is sent on with a 2ms delay. If the signature does not match, a cached copy of the content is sent to ensure that the user receives only the intended content. The device also alerts administrators if an intrusion is in process. We are a re-seller of this product.

•	EMBASSY Chip and Hardware Development Kit. EMBASSY is the basis of a trusted client architecture. The EMBASSY chip provides the secure execution environment from within which applets are executed. The chips will be embedded into manufactured edge devices and attached to legacy systems.

•	SSP XBoard. SSP has developed a server accelerator, formerly called the Cipherserver, designed to maximize the performance of secure web servers by eliminating the processor bottlenecks incurred by SSL. The XBoard off-loads the public key functions to on-board processors, frees up CPU resources, and provides almost instant responses to the customer.

          Services

•	Trust Assurance Network. The Trust Assurance Network (“TAN”) is a secure hardened network of servers, application developers, and certifying agents that authorize, validate, and authenticate EMBASSY devices, applications and each other. Features include: EMBASSY device registration and synchronization, applet publishing, certification, installation, revocation, upgrades, inventory and personalization. The TAN serves as the neutral third party for transactions between providers and users.

•	PKI Professional Services. Designed to complement in-house resources and meet an organizations security requirements, the SSP professional services team develop solutions that address the lifecycle of a security system from planning, installation and training through to deployment and maintenance.

Suppliers

          Some of the components incorporated into our Internet data security products are produced by third party vendors. We also integrate third-party products and components into the networks we design and develop for our customers. To maintain quality control and enhance working relationships, we generally rely on multiple vendors for these products. However, in some cases, products or services are procured from single sources.

Strategic Alliances

          We plan to increase our vertical market penetration and enhance our product line by continuing to develop strategic alliances with other companies in the data security and network integration industries. We have developed strategic alliances with companies in an effort to:

•	Incorporate SSP products into third party products;

•	Develop additional products and services;

•	Increase research and development efforts;

•	Generate more proposals and presentations for products and services; and

•	License technology.

          We intend to pursue and develop strategic alliances with systems integrators for the marketing, sale, and distribution of our products in the data security market. We currently have a strategic relationship with EDS, one of the leading systems integrators, to provide us with an installed base of customers for our products.

          Strategic alliances assist in expanding our marketing and technical capabilities. They are intended to increase the distribution and market acceptance of our data security products and the SSP Solution Suite.

          Strategic alliances are expected to allow us to integrate third-party products into our product offerings in a cost effective manner and provide our clients with customized information technology solutions. Strategic alliances also allow us to incorporate our products into third parties’ products and accelerating the adoption of our products into the market. This enhances and helps to establish the SSP brand name. Our strategic alliances currently include the following:

•	EDS — We have a strategic alliance agreement with EDS to market and sell the SSP Solution Suite

•	Netscape and Microsoft — We provide enhanced e-mail security features to Netscape and Microsoft browser programs through integration of our NetSign product lines

•	VeriSign — We have a marketing agreement with VeriSign and act as VeriSign’s recommended PKI card partner

•	Atmel and the National Security Agency — We have an alliance with Atmel Corporation and the National Security Agency. Through this alliance, we jointly developed Forté, an advanced 32-bit SOC microprocessor, which will be embedded in our next generation

PKI cards. We signed a teaming agreement with Atmel Corporation to further exploit the technologies incorporated in the Forté product.

•	RSA Data Security — We have a distribution license agreement with RSA that allows us to incorporate RSA technology into our products.

•	Broadcom — We have licensed master reference designs of certain Broadcom security chips for inclusion in our products.

•	FingerPrint Cards AB — We have a memorandum of understanding to jointly develop products to combine fingerprint biometrics and PKI technology.

Research and Development

          We conduct extensive research and development efforts focusing on the development of cryptographic PKI software and hardware products. These products can be readily integrated and adapted to meet the expanding requirements of the Internet, intranets and extranets. We expect to devote substantial research and development resources to enhance our data security product line.

          Our current research and development efforts include:

•	Enhancing the capabilities of Profile Manager to provide certificate exchange capabilities with additional third-party certificate authorities and increased capability for the PKI enterprise manager;

•	Profile Manager and KMI development — As a core technology provider under the contract awarded to General Dynamics C4 Systems KMI Team for the DoD, We will provide smart card and digital certificate management software and engineering services to implement the secure KMI, a significant element of the DoD long-term roadmap for an in-depth information assurance strategy. We have a long history of developing PKI technology and open, interoperable security products for the government sector. This contract, known as KMI CI-1, encompasses the first capability increment of the DoD KMI, and includes the development and fielding of a system for providing high-assurance digital certificates to DoD and other government agency users for critical online identification and authentication in electronic commerce and data exchange. SSP Profile Manager, a comprehensive smart card and digital certificate issuance and lifecycle management application, will be used to satisfy certificate and token management requirements, as the DoD high-grade digital certificates have strict criteria for the distribution and use of certificates, protection and recovery of keys, and stringent auditing requirements.

•	Continuing development of Forté. With Forté being an advanced security chip that will provide advanced security features, we expect to be able to embed it in a variety of devices, including PC mother boards;

•	Developing a series of USB interface reader/writers, some of which include fingerprint biometric capability;

•	Developing technologies to incorporate a number of biometric technologies (fingerprint, iris scan, voice recognition, handwriting recognition) into our PKI products to provide further advanced identification and authentication protection;

•	Expanding the security features of applications programs such as NetSign, NetSign® CAC and NetSign GT; and

•	Expanding Maestro to offer additional application program interfaces, including an interface to the GSA CAC protocol, porting of Maestro to a number of Unix operating system platforms, and adding to the suite of tokens supported by Maestro.

          During the years ended December 31, 1999, 2000 and 2001, research and development expenses were $3.9 million, $5.8 million and $7.9 million, respectively.

Intellectual Property

          We depend substantially on the proprietary information and technologies that make our products unique. We rely on a combination of trademark, patent, copyright and trade secret laws, employee and third-party non-disclosure agreements, technical measures, and other methods to protect our software products, proprietary technologies, and intellectual property. We also rely on standardized license agreements. Since these license agreements are not signed by the end user, they may not always be enforceable.

          We currently have three patents issued by the U.S. Patent and Trademark Office, one allowed patent application, and five patent applications pending with the U.S. Patent and Trademark Office. All cover aspects of data security technology. In addition, we have one foreign pending patent application. Prosecution of these patent applications and any other patent applications that we may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from the filing of a patent application is a lengthy process.

          Due to the rapid pace of technological innovation for network security products, our ability to establish and maintain a position of technological leadership is dependent more upon the skills of our development personnel than upon the legal protections afforded our existing and future technology.

          Because our products are designed with an open architecture and are algorithm-independent, they can be utilized with a variety of encryption algorithms. Some algorithms are in the public domain and can be incorporated into our products at no charge. To the extent that a customer desires to incorporate a proprietary algorithm into a security solution, the customer or SSP must obtain a license (flat fee, per unit royalty, or combination of these) from the algorithm owner.

          We developed Forté under a task order issued under a contract with the National Security Agency (“NSA”). The contract incorporates the standard licenses for technical data and computer software from the DoD, commonly known as the data rights clauses. Data rights clauses are only applicable to data or software actually delivered to the federal government under a contract. If the data rights clauses, specifically the government purpose rights license, is applicable to our agreement with the NSA to develop Forté, it would permit the federal government to create second sources of supply without paying SSP any royalty. The government purpose license clause would not authorize the federal government to create competitors in the commercial market. We do not believe the data rights clauses generally, or the government purpose license specifically, apply to Forté because our contract with the NSA does not provide for the delivery of Forté to the federal government. The task order does provide that the NSA will obtain detailed design information about Forté.

Competition

         We compete in numerous markets, including:

•	Internet and intranet electronic security;

•	Access control and token authentication;

•	Smart card-based security applications; and

•	Electronic commerce applications.

          The markets for our products and services are intensely competitive and are characterized by rapidly changing technology and industry standards, evolving user needs, and the frequent introduction of new products. We believe that the principal factors affecting competition in our markets include:

•	Product functionality;

•	Performance;

•	Flexibility and features;

•	Use of open standards technology;

•	Quality of service and support;

•	Reputation; and

•	Price.

          We face significant competition from a number of different sources. Many of our competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical, and marketing resources than we have. Some of our significant data security competitors include IBM, Motorola, Gem Plus, Network Associates, Secure Computing, RSA Data Security, Activcard, Rainbow Technologies, nCipher, Sonic Wall, Check Point Software, Andes Networks, Intel and Entrust.

          In addition, there are several smaller and start-up companies with which we compete from time to time. We also expect competition to increase because of consolidation in the information security technology.

          We believe that no one in the data security industry currently offers a complete end-to-end solution. Others may begin offering a complete solution similar to the SSP Solution Suite. We believe, however, that our existing relationships and the relationships we intend to pursue with systems integrators provide us with an important competitive advantage in the data security industry.

Government Regulation

          Because we sell our products internationally as well as domestically, we must comply with federal laws regulating the export and applicable foreign government laws regulating the import of our products. The U.S. government has recently relaxed the export restrictions for our NetSign and Profile Manager products. However, the federal government may rescind these approvals at any time. Under current regulations these products can be exported without a license to most countries for use by banks, healthcare and insurance organizations, and overseas subsidiaries of U.S. companies.

          Additionally, we may apply for export approval, on a specific criteria basis, for future products. Government export regulation for security products is less stringent for products designed for banking and finance, e-commerce, health, insurance, and for use by overseas subsidiaries of U.S. companies. It is possible that we will not receive approval to export future products on a timely basis, on the basis we request, or at all. As a result of government regulation of our products, we may be at a disadvantage when competing for international sales with foreign companies not subject to these restrictions.

Pulsar Product Reselling

          Pulsar focuses primarily on the reseller market for the government information technology segment, specializing in sales of computer and network products with customized configurations. Examples of these computer and network products include:

•	Network Hardware Components — Servers, routers, hubs, and switches configured to the customer’s networking requirements.

•	Client PC Systems — Desktop PC systems configured to customer’s specific requirements.

          Pulsar offers components manufactured by leading vendors including: Hewlett-Packard Company, International Business Machines Corp., Lucent Technologies, Inc., Dell Computers, Micron, Toshiba and Sun MicroSystems, Inc. Pulsar competes primarily on the basis of price and quality of service. Some of Pulsar’s competitors include: BTG Inc., InaCom Corporation and Government Technology Services, Inc. Pulsar employs 6 sales people who operate out of our Maryland office.

Employees

          As of April 5, 2002, we employed 107 people, of which 104 were full-time and 3 were part-time employees, including 58 in research, development and support, 18 in field operations including sales, MIS and customer management, and 23 in finance, human resources, business development, legal and administration. In addition, we employed 8 people for our Pulsar operations. Our employees are not represented by labor unions. We are currently contemplating a reduction in force of approximately 20% in an effort to match the appropriate level of personnel resources with the demands and level of business activity. However, we continuously evaluate our staff and business requirements, and the precise amount of a reduction in force, if any, is dependent on a number of factors, including the level of financing we are able to obtain.

          Item 2. Properties

          We are headquartered in Irvine, California where we currently lease approximately 20,702 square feet of office space for our executive offices with a lease expiring in February 2007. This facility has an annual rent of $429,000 and a lease term of seven years. The facility is leased from KRDS, a related party. We arranged for the lease of two buildings approximating 63,000 square feet that were under construction. Our co-Chairman Mr. Shah, has a 25% ownership interest in the entity that owns the two buildings. The leases have an aggregate monthly rental totaling approximately $115,000, plus common area costs for seven years. On one building totaling approximately 23,000 square feet, we sublet one half of the building on terms and conditions matching the underlying lease. The sub-lease is with a related party company owned by our Co-Chairman, Mr. Winkler. While that company made a lease deposit, it has not made the monthly rent payment and accordingly is currently delinquent on its rent payments to us. We are in negotiations with the landlord regarding being released from obligations under the lease for the second building totaling 40,000 square feet. We intend to release the sub-tenant and occupy the 23,000 square foot building based upon having raised $5.0 million. In April 2002, we and KRDS entered into an agreement whereby upon 60 days notice, we or the landlord may cancel the remaining term of the lease of the corporate headquarters with no liability to us. We have not exercised the exit clause but anticipate moving into one of the buildings in July 2002 and release our sub-tenant from the rental commitment at that time. The net results will be an increase in cost of approximately $7,000 per month. In addition, Pulsar’s offices are located in a 12,700 square foot Lanham, Maryland facility, which we use as office space for our executive offices and as warehouse space, under a lease that expires in August 2003 with an annual rent of $146,000.

Item 3. Legal Proceedings

     We are involved from time to time in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe will have a material impact on our results of operations, financial condition or liquidity, including the following:

     On January 16, 1998, G2 Resources Inc. (G2) filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claims that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provides that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10.3 million. Pulsar has asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claims that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar has asserted defenses to Classical’s claim. On April 20, 2001, a court hearing was held and G2’s complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. On May 22, 2001, G2 filed a new complaint against Pulsar. The Company believes that the claims made by G2 and Classical against Pulsar are without merit and intends to vigorously defend against these claims. If G2 or Classical were to prevail in this lawsuit, our business and financial condition could be adversely affected.

     During the second quarter of 2001 Microsoft notified us regarding the alleged sales of unlicensed copies of Microsoft Office. The software in question was purchased from a major computer hardware manufacturer and was resold to one of our customers in a package that included both hardware and software. We are currently investigating the matter, and do not anticipate that the outcome will have a material impact on our results of operations, financial condition or liquidity.

     We were recently served with a lawsuit filed by Dell Marketing, LLC pertaining to overdue amounts owed for computer products purchased for re-sale through Pulsar. The suit asserts claim for payment of approximately $322,000, which we anticipate paying. We are in negotiations with various vendors regarding term-out of our obligations, but we cannot guarantee success of these negotiations. As part of that process, vendors may take legal action to enforce their claims.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to stockholders during the fourth quarter of 2001.

     We are preparing to hold our 2002 annual meeting of stockholders at 10:00 a.m. on June 27, 2002 at the Marriott Hotel, located at 8000 Von Karman, Irvine, California 92612. All holders of record of our outstanding common stock as of May 8, 2002 will be entitled to vote at the annual meeting.

     Our proxy statement circulated to stockholders in connection with our 2001 annual meeting provided that proposals by stockholders that are intended for inclusion in the proxy statement and proxy to be presented at our next annual meeting of stockholders must have been received by us by March 27, 2002 in order to be considered for inclusion in our proxy materials.

     As a result of the earlier date established by our board of directors for our 2002 annual meeting, we hereby notify our stockholders that proposals by stockholders that are intended for inclusion in its proxy statement and proxy to be presented at the 2002 annual meeting should have been received by us by March 27, 2002, as indicated in the proxy statement circulated in connection with our 2001 annual meeting, in order to have been considered for inclusion in our proxy materials. No proposals received after that date will be included in the proxy materials for our 2002 annual meeting. Additionally, for all other proposals to be timely, a stockholder’s notice must be delivered to, or mailed and received at, our principal executive offices no later than May 1, 2002. If a stockholder fails to so notify us of any such proposal prior to that date, our management will be allowed to use their discretionary voting authority with respect to proxies held by management when the proposal is raised at the annual meeting (without any discussion of the matter in its proxy statement).

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     Our common stock is listed on The Nasdaq National Market under the symbol “SSPX.” The following table sets forth, for the quarters indicated, the high and low closing sale prices per share of the common stock as reported on The Nasdaq National Market. The prices shown represent quotations by dealers, without retail markup, markdown or commissions and may not reflect actual transactions.

     On April 15, 2002, the last reported sale price for our common stock on The Nasdaq National Market was $2.1625. As of April 15, 2002, the approximate number of holders of record of the common stock was 86. The Company has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future.

     High and low prices for the last eight fiscal quarters are as follows:

	High	Low

Fiscal quarter ended June 30, 2000	$17.38	$6.69
Fiscal quarter ended September 30, 2000	$9.50	$2.94
Fiscal quarter ended December 31, 2000	$7.81	$2.34
Fiscal quarter ended March 31, 2001	$6.59	$2.50
Fiscal quarter ended June 30, 2001	$4.60	$2.46
Fiscal quarter ended September 30, 2001	$3.99	$2.01
Fiscal quarter ended December 31, 2001	$6.60	$3.44
Fiscal quarter ended March 31, 2002	$4.40	$2.31

     Sales of Registered Securities and Use of Proceeds. On June 9, 1999, our Registration Statement on Form S-1 (333-72151), pertaining to our initial public offering of 3,700,000 shares of our common stock, was declared effective by the Securities and Exchange Commission. The lead underwriters in the offering were Bluestone Capital Partners, L.P. and Pacific Crest Securities, Inc. The offering commenced on June 9, 1999 and closed and terminated on June 12, 1999.

     A total of 3,700,000 shares of common stock were sold by us under the Registration Statement for an aggregate amount of $40.7 million (based upon the offering price of $11.00 per share), before deduction of underwriting discounts, commissions and other expenses.

     On August 24, 2001, we completed the Aquisition in which Litronic Merger Corp., a Delaware corporation and one of our wholly-owned subsidiaries, which was merged with and into BIZ. BIZ survived the Aquisition as our wholly-owned subsidiary of our company. Upon consummation of the Aquisition, the outstanding shares of BIZ common stock were automatically converted into an aggregate of 10,875,128 shares of our common stock.

     On December 18, 2001, we issued and sold to four individuals including our co-chairmen and co-chief executive officer, subordinated convertible promissory notes ("Notes") in the aggregate principal amount of $2.5 million. These notes are convertible at the election of the holder, at any time, into the number of shares of our common stock determined by dividing the outstanding principal amount of the Notes being converted by the conversion price in effect at that time. The initial conversion price provided for in the Notes is $3.60 per share and is subject to adjustment as provided for in the Notes.

     In addition, upon the closing of a “qualified financing” as defined in the Notes, the then outstanding principal and any accrued and unpaid interest on the Notes will automatically convert into such number of shares of the type of equity securities sold in that qualified financing as is determined by dividing the amount of principal and interest remaining on the Notes being converted by the lesser of (a) the price at which the equity securities are being sold in the qualified financing or (b) the conversion price provided in the Notes being converted in effect at the time.

     In issuing the securities described in the paragraphs above, we relied on the exemption from registration under the Securities Act of 1933, as amended, found under Rule 506 of Regulation D promulgated under the Act. The BIZ stockholders who received shares of our common stock upon consummation of the Aquisition and the purchasers of the Notes were all “accredited investors” as defined in Rule 501(a) of Regulation D of the Act. There was no general solicitation of general advertising by us or by any agent acting on our behalf, in connection with either the offer or sale of the shares of our common stock in the Aquisition or the Notes. In addition, in connection with the issuance of the common stock in connection with the Aquisition and the Notes, we filed with the Securities and Exchange Commission notices on Form D.

Item 6. Selected Financial Data

     The selected data presented below under the captions “Selected Statements of Operations Data” and “Selected Balance Sheet Data” for, and as of the end of each of the years in the five-year period ended December 31, 2001, are derived from the consolidated financial statements of SSP Solutions, Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2001, and 2000, and for each of the years in the three-year period ended December 31, 2001, and the report thereon, are included elsewhere in this Annual Report on Form 10K.

     Selected Statements of Operations Data:

	Years Ended December 31,

	1997	1998	1999(1)	2000	2001(2)

	(In thousands, except share and per share data)
Revenues:
Product	$8,627	$5,214	$29,587	$37,421	$21,145
License and service	1,539	1,041	1,270	1,935	1,575
Research and development	—	398	798	—	—

Total revenues	10,166	6,653	31,655	39,356	22,720

Costs and expenses:
Cost of sales— product	3,211	2,821	25,478	30,481	17,457
Cost of sales— license and service	643	950	590	679	537
Selling, general, and administrative	3,487	2,631	7,194	9,559	10,645
Research and development	1,172	1,334	3,906	5,800	7,850
Impairment of goodwill and other intangibles	—	—	—	31,415	36,299
Amortization of goodwill and other intangibles	—	—	1,448	2,828	746
In-process research and development	—	—	—	—	1,600

Operating income (loss)	1,653	(1,083)	(6,961)	(41,406)	(52,414)
Other (income) expense, net	42	418	168	(7)	693

Earnings (loss) from continuing operations before income taxes	1,611	(1,501)	(7,129)	(41,399)	(53,107)
Provision for (benefit from) income taxes	22	(95)	(43)	6	53

Earning (loss) from continuing operations	$1,589	$(1,406)	$(7,086)	$(41,405)	$(53,160)

Net earnings (loss)	$15,334	$(1,406)	$(7,086)	$(41,405)	$(53,160)

Earnings (loss) from continuing Operations per share: basic and diluted	$.41	$(.36)	$(1.00)	$(4.20)	$(3.91)

Net earnings (loss) per share: basic and diluted	$3.96	$(.36)	$(1.00)	$(4.20)	$(3.91)

Shares used in per share computations: basic and diluted	3,870,693	3,870,693	7,055,882	9,862,472	13,585,202

(1)	On June 14, 1999, we completed the acquisition of Pulsar. All outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Pulsar have been included in our consolidated financial statements from June 14, 1999. We have determined that the integration of Pulsar will not be completed as planned. Based on the results of an independent valuation, we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in connection with our acquisition of Pulsar.
(2)	On August 24, 2001, we completed the acquisition of BIZ. All outstanding shares of BIZ were exchange for 10,875,128 shares of our common stock. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of BIZ have been included in our consolidated financial statements from August 24, 2001. We have determined that the other intangible assets and a portion of the goodwill related to the acquisition of BIZ would not be realized. As a result, we analyzed the recoverablility of the other intangibles and goodwill relating to the acquisition of BIZ. Based on the results of our analysis, we recorded an impairment charge of $27.8 million.

     Selected Balance Sheet Data:

	December 31,

	1997	1998	1999	2000	2001

	(In Thousands)
Cash and cash equivalents	$490	$898	$6,441	$4,120	$3,257
Working capital (deficit)	385	758	12,592	4,858	(5,779)
Total assets	2,347	2,791	51,104	11,768	37,423
Current installments of long-term debt	—	580	481	1,986	1,695
Long-term debt, less current installments	3,506	5,200	—	19	2,500
Total liabilities	5,148	6,998	3,171	5,220	19,845
Total shareholders’ equity (deficit)	(2,801)	(4,207)	47,933	6,548	17,578

     During the year ended December 31, 1997, Litronic paid a cash dividend of $9.5 million to its stockholders. No other dividends have been paid during the periods presented. Our loan agreements restrict our ability to pay cash dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     Before 1990, we were solely a provider of electronic interconnect products to government and commercial entities. In 1990, we formed our data security division, which is the basis of our operations today. The data security division was engaged primarily in research and development until 1993 when it began to generate meaningful revenue. In September 1997, we sold our Intercon division, which consisted of the assets relating to our interconnect operations, for cash to Allied Signal Inc., an unrelated, publicly traded company.

Results of Operations — Comparison of Years Ended December 31, 1999, 2000 and 2001

     We acquired Pulsar in June 1999, and our results of operations for the fiscal year ended December 31, 1999, include the results of Pulsar’s operations since June 14, 1999. In August 2001, we acquired BIZ and our results of operations for the fiscal year ended December 31, 2001, include the results of BIZ’s operations since August 25, 2001. Therefore, revenue and expenses are not comparable from period to period.

     Total Revenue. Total revenue increased 24% from $31.7 million during the year ended December 31, 1999 to $39.4 million during the year ended December 31, 2000 and decreased 42% from $39.4 million during 2000 to $22.7 million during the year ended December 31, 2001. The increase from 1999 to 2000 consisted of a $5.5 million increase in network solutions market revenue primarily attributable to a full year of sales in 2000 as compared to a partial year in 1999, a $3.0 million increase in data security products and services revenue primarily attributable to an increase in sales of existing data security products and services, and a $798,000 decrease in research and development revenue attributable to the completion in 1999 of the contract that was responsible for generating research and development revenue. The decrease from 2000 to 2001 consisted of an $822,000 increase in data security products and services revenue primarily attributable to an increase in sales volume of existing data security products and services, and a $17.5 million decrease in network solutions market revenue primarily attributable to our inability to accept and fulfill a large number of customer orders due to reduced accounts receivable financing availability and as our primary vendors being unwilling to sell additional product to us on open account because of significant past due amounts for goods we had previously purchased from them.

     During 1999, 31% and 12% of revenue was generated from sales to the United States Immigration and Naturalization Service and the United States Department of State, respectively. During 2000, 42% of revenue was generated from sales to the United States Immigration and Naturalization Service. During 2001, 20% of revenue was generated from sales to the United States Immigration and Naturalization Service. Sales to federal government agencies accounted for approximately 78%, 79% and 67% of sales during 1999, 2000 and 2001, respectively.

     Product Revenue. Product revenue increased 26% from $29.6 million during 1999 to $37.4 million during 2000 and decreased 43% from 2000 to $21.1 million during 2001. The increase from 1999 to 2000 consisted of a $5.6 million increase in network deployment products revenue and a $2.2 million increase in data security products revenue. The decrease from 2000 to 2001 consisted of a $17.2 million decrease in network deployment products revenue and a $918,000 increase in data security products revenue.

     License and Service Revenue. License and service revenue increased 52% from $1.3 million during 1999 to $1.9 million during 2000 and decreased 19% from $1.9 million during 2000 to $1.6 million during 2001. The increase from 1999 to 2000 was primarily attributable to an increase of $444,000 related to an ongoing government support contract that began in August 1999 and to the recognition of $137,000 of revenue, out of a total of $550,000 contract, which requires us to provide customer support for three years. The balance of this $550,000 contract has been recorded as deferred revenue and will be recognized over the remainder of the support period. The decrease from 2000 to 2001 was primarily attributable to a $264,000 decrease in electric security systems revenues. The electric security systems product line was discontinued in July 2000, and no revenues were recognized in 2001.

     Research and Development Revenue. Research and development revenue represents amounts earned under a contract with the NSA for the design of a microprocessor meeting minimum specifications established by the NSA. We have contracted with others to perform aspects of the project. All related project costs were expensed as research and development was incurred. Regardless of the results of the development efforts, the amounts received from the NSA are nonrefundable. The related research and development costs were not separately identifiable. Therefore, the corresponding costs of the entire development effort were included in research and development expenses. Research and development revenue was $798,000 during 1999. The contract that resulted in research and development revenue was completed in 1999 and no further research and development revenue is anticipated under this contract.

     Product Gross Margin. Product gross margin increased as a percentage of net product revenue from 14% during 1999 to 19% during 2000 and decreased to 17% during 2001. The increase from 1999 to 2000 was primarily attributable to the proportionately higher increase in revenue related to data security products as compared to network deployment products. The decrease from 2000 to 2001 was primarily attributable to a reduction in margins related to network deployment products that resulted from having to pay higher prices for product from secondary suppliers because our primary vendors were unwilling to sell to us on open account. In addition, data security products margins also decreased mainly due to significant reduction in the average selling price of one of our key products. During 2000 network deployment products represented 85% of product revenue as compared to data security products that represented 15% of product revenue. During 2001 network deployment products represented 68% of product revenue as compared to data security products that represented 32% of product revenue. Margins from the sale of data security products are significantly greater than the margins from the sale of network deployment products. In addition, data security products margins also decreased mainly due to significant reduction in the average selling price of one of our key products.

     License and Service Gross Margin. License and service gross margin increased as a percentage of license and service revenue from 54% during 1999 to 65% during 2000 and increased to 66% during 2001. The increase from 1999 to 2000 was primarily attributable to discontinuing the ESS product line. Gross margins associated with the ESS product line were significantly less than the gross margins associated with data security services. The ESS product line was discontinued in July 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 33% from $7.2 million during 1999 to $9.6 million during 2000 and increased 11% from 2000 to $10.6 million during 2001. The increase from 1999 to 2000 was primarily attributable to twelve months of Pulsar related selling, general and administrative expenses in 2000 as compared to approximately six months in 1999. The increase from 2000 to 2001 was primarily attributable to the addition of personnel expenses associated with the BIZ Acquisition of approximately $1.2 million, a net loss on a lease for new operating facilities of approximately $2.2 million, partially offset by a reduction in compensation expense of approximately $900,000 and other net reductions totaling approximately $1.3 million. The net loss on a lease was the result of a lease entered into in October 2001 for new operating facilities. After entering into the lease we determined that we would not need all of the space contracted for and therefore we recorded a loss on the lease net of estimated sublease income. Compensation expense reductions included $807,000 related to Pulsar were primarily for reductions in salary and commission expenses due to decreased revenues and the need to adjust cost structures accordingly. Reductions not related to Pulsar were primarily attributable to reductions in salary, travel, professional fees, printing and office expenses. Expense reductions not related to Pulsar were done in an effort to reduce current cash expenditures. As a percentage of revenue, selling, general and administrative expenses increased from 23% during 1999 to 24% during 2000 and increased to 47% during 2001. The percentage increase from 1999 to 2000 was primarily attributable to the revenues generated by Pulsar during 1999 and the percentage increase from 2000 to 2001 was partially the result of the overall increase in expenses but was primarily attributable to the significant decrease in revenues.

     Research and Development Expenses. Research and Development Expenses increased 48% from $3.9 million during 1999 to $5.8 million during 2000 and increased 35% from 2000 to $7.9 million during 2001. The increase from 1999 to 2000 was primarily attributable to significant increased staffing related to product development, including development efforts related to the Forte microprocessor, Maestro, Profile Manager, NetSign and token reader/writers. The increase from 2000 to 2001 was primarily attributable to continued development related to those same projects that were responsible for the staffing increases in 2000 and the addition of personnel expense from the BIZ Acquisition. As a percentage of revenue, expenses increased from 12% during 1999 to 15% during 2000 and increased to 35% during 2001. The percentage increase from 1999 to 2000 was primarily attributable to increased staffing. The percentage increase from 2000 to 2001 was primarily attributable to the continued expansion of our research and development efforts combined with the significant decrease in revenues.

     Impairment of Goodwill and Other Intangibles. In June 1999, we acquired Pulsar. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition was accounted for using the purchase method of accounting. In the fourth quarter of 2000 we determined the integration of Pulsar would not be completed as planned and the anticipated operating synergies would not be realized. As a result, in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, we analyzed the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. In order to evaluate the recoverability of the remaining goodwill and other intangible assets, we engaged the services of an independent valuation firm to perform a valuation. In the fourth quarter of 2000, based on the results of the independent valuation, we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in the purchase of Pulsar. Based on the independent valuation, we believed that after the impairment charge of $31.4 million, no further impairment existed at December 31, 2000. As of December 31, 2001, the remaining unamortized intangible assets of $691,000 acquired in the purchase of Pulsar will be amortized over the remainder of their 10-year life.

     In August 2001, we acquired BIZ ("Acquisition"). All of the outstanding shares of BIZ were exchanged for 10,875,128 shares of our common stock. The acquisition was accounted for using the purchase method of accounting. As part of the acquisition we Acquired $9.0 million of identifiable intangible assets. In the fourth quarter of 2001 we determined that the other intangible assets and a portion of goodwill related to the acquisition of BIZ would not be realized. As a result, we analyzed the recoverability of the intangible assets relating to the acquisition of BIZ. Based on the results of our analysis, we recorded an impairment charge of $36.2 million related to unamortized identifiable intangible assets and goodwill acquired in the acquisition of BIZ. Based on our analysis, we believe that after the impairment charge of $36.2 million, no further impairment existed at December 31, 2001. The remaining identifiable intangible asset acquired in the acquisition of BIZ is goodwill which will no longer be amortized in accordance with SFAS 142.

Acquired In-Process Research and Development

During the year ended December 31, 2001, we recorded an in-process research and development (“IPR&D”) charges of $1.6 million related to the Acquisition. The portion of the purchase price allocated to IPR&D for the Acquisition was approximately 2.5% of the total purchase price of $64.7 million. An independent third party investment banking firm, was retained to estimate the fair value of purchased IPR&D. At the Acquisition date, BIZ was in the process of developing technology that would deliver security features to customers, and develop a new platform for delivering its product. The IPR&D had not yet reached technological feasibility, had no alternative uses, and may not have achieved commercial viability. At the valuation date, the new technology had not reached a completed prototype stage, although some beta testing on portions of the technology had begun. At the valuation date, the IPR&D was ranged between 6% and 17% complete, based on costs incurred on the IPR&D through the acquisition date versus the total costs estimated to complete the project. The IPR&D project was valued using the Income Forecast Method. This method took into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, merchant agreements working capital and fixed assets. The cash flows were then discounted to present value at an appropriate rate. The discount rate was determined by an analysis of the risks associated with each of the identified intangible assets. The resulting net cash flows to which discount rates of 45% to 50% were applied were based on management’s estimates of revenues, operating expenses and income taxes from such acquired in-process technology.

     Amortization of Goodwill and Other Intangibles. Amortization expense increased 95% from $1.4 million during 1999 to $2.8 million during 2000 and decreased 74% from 2000 to $746,000 during 2001. The increase from 1999 to 2000 was primarily attributable to a full year of amortization expense related to unamortized intangible assets in 2000 compared to six months during 1999 when we acquired Pulsar. The decrease from 2000 to 2001 was primarily attributable to the reduction of goodwill and other intangibles that resulted from the $31.4 million impairment charge recorded in the fourth quarter of 2000. Amortization expense in 2001 was comprised of $23,000 related to Pulsar intangibles and $495,000 related to BIZ identifiable intangible assets.

     Other (Income) Expense, Net. Other (income) expense, net, decreased 104% from $168,000 during 1999 to ($7,000) during 2000 and increased 2429% from 2000 to $693,000 during 2001. The decrease from 1999 to 2000 was primarily attributable to an increase in interest income of $75,000, a reduction in interest expense of $27,000 and a one time non-operating credit of $72,000. The increase from 2000 to 2001 was primarily attributable to a decrease in interest income of $188,000, a decrease in interest expense of $90,000 and a realized loss on trading securities of $530,000.

     Income Taxes. For 1999 the income tax benefit of $43,000 was primarily attributable to prior year tax refunds received that exceeded amounts recorded as receivable in prior years. For 2000 the income tax expense of $6,000 was primarily attributable to minimum California franchise taxes. For 2001 the income tax expense was attributable to the reversal of previously recognized tax credits because it was determined that they would not be realized.

     Backlog. At December 31, 1999, 2000 and 2001 total backlog was $366,000, $1.3 million and $1.1 million respectively. Orders are subject to cancellation in certain circumstances, and backlog may therefore not be indicative of future operating results. The increase in the backlog at December 31, 2000, was attributable to an increase of $409,000 related to data security products and $525,000 related to network deployment products. The backlog of data security products at December 31, 2000, consisted primarily of unfilled orders for the Argus 300. Materials required to assemble the Argus 300 were not received until January 2001. Once the necessary materials were received, the Argus 300 readers were assembled and shipped during the first quarter of 2001. The backlog of network deployment products at December 31, 2000, was the result of orders that were received too close to the end of the year to be shipped before the end of the year. The backlog at December 31, 2001, was made up of $218,000 related to data security products and $910,000 related to network deployment products. The $910,000 related to network deployment products was caused by our inability to obtain product from our vendors to fulfill customer orders. If we are not able to obtain the product necessary to fulfill these orders they will have to be cancelled.

Critical Accounting Policies

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.

      We based our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies, among others, affect significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion of the application of these and other accounting policies, see notes to the consolidated financial statements.

•	Revenue Recognition — We recognize revenue from product sales, including hardware (with embedded software) and software, upon shipment unless contract terms call for a later date. Revenue from network deployment products is recognized upon transfer of title, generally upon delivery. We record an allowance to cover estimated warranty costs in cost of sales. Customers do not have the right of return except for product defects, and product sales are not contingent upon customer testing, approval and/or acceptance. The costs of providing post contract customer support are not significant. Revenue under service and development contracts is recorded as services are rendered. Revenue from time and material, network deployment service contracts is recognized on the basis of man-hours incurred plus other reimbursable contract costs incurred during the period.

•	Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for services. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Valuation of Goodwill and Other Intangible Assets — We assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The net carrying value of goodwill and other intangible assets not recoverable is reduced to fair value.

During the fourth quarter of 2001, we determined that certain identifiable technology and developed technology acquired in connection with the BIZ acquisition were no longer going to be pursued. Additionally, we anticipate a delay or indefinite reduction in projected revenues from the acquisition. Accordingly, we performed an impairment analysis.

As the result of that analysis, we recorded an impairment charge of $36.2 million in the fourth quarter of 2001 related to $2.6 million in identifiable technology, $5.8 million in developed technology and $27.8 million in goodwill acquired in connection with the acquisition of BIZ. After this impairment charge, goodwill is the only remaining intangible asset.

Changes in assumptions and estimates included within the analysis could result in significantly different results than those identified above and those recorded in the consolidated financial statements.

Liquidity and Capital Resources

     At December 31, 2001, we had deficit working capital of $5.8 million and we incurred a loss from operations of $52.4 million and used cash in operating activities of $2.5 million for the year then ended. We expect to continue to incur substantial additional losses in the current year. Given our December 31, 2001 cash balance of $3.3 million and our projected operating cash requirements, we anticipate that our existing capital resources will not be adequate to satisfy our cash flow requirements through the December 31, 2002. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under the accounts receivable line. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under our accounts receivable line or through additional financings of debt and/or equity, we will not have adequate resources to fund its operations. During the past year, we have incurred defaults under both our line of credit secured by accounts receivable and the long-term convertible notes. We secured waivers for our accounts receivable line through March 31, 2002 and for the long-term convertible notes through December 31, 2002. However, there is no guarantee the lenders will continue to waive defaults in the future, should they occur, and the lenders may declare amounts owed by us due and payable. Subsequent to March 31, 2002, we remained in default under the line of credit. We do not expect future fixed obligations through December 31, 2002 to be paid by cash generated from operating activities. We intend to satisfy fixed obligations from, but not limited to the following: (i) additional financings; (ii) use of our accounts receivable line; (iii) extending vendor payments; and (iv) issuing stock as payment on obligations.

     During the twelve months ended December 31, 2001, cash used in operations was $2.5 million primarily attributable to a net loss of $53.2 million, which included an impairment charge of $36.2 million related to unamortized goodwill and other intangibles assets. The net loss was primarily offset by the $36.2 million noncash impairment charge of goodwill and other intangibles, $1.5 million of noncash depreciation and amortization, $1.6 million increase of In process research and development, a $6.3 million increase in accounts payable, $2.4 million increase in accrued liabilities, and a $2.2 million increase in accrued rent.

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

     During the twelve months ended December 31, 2001, cash provided by investing activities was $140,000 versus $251,000 cash used in 2000. The increase was attributable to the net cash paid for the BIZ Acquisition of $675,000 offset by a decrease of $118,000 related to the purchase of property and equipment during the year ended December 31, 2001. However, during the year ended December 31, 2000, the decrease of $863,000 related to property and equipment purchased was partially offset by $612,000 of previously restricted cash related to our revolving credit line that was reclassified as unrestricted cash. Finally, during the year ended December 31, 2001, we received proceeds of $933,000 from the sale of trading securities versus $0 in 2000.

     During the twelve months ended December 31, 2001, cash provided by financing activities was $1.5 million, the same as 2000. The cash provided by financing activities in 2001 was primarily the result of borrowings of $14.2 million under bank agreements. These borrowings were offset by repayments of $14.1 million under these bank agreements. Furthermore, $2.5 million was provided by the issuance of long-term convertible debt. The cash provided by financing activities in 2000 was primarily the result of borrowings of $23.7 million under bank and other borrowing agreements. These borrowings were offset by repayments of $22.4 million under bank and other borrowing agreements.

     We have experienced net losses and negative cash flows for the last several years, and as of December 31, 2001, had a deficit accumulated deficit of $99.5 million. We have financed our operations principally through the issuance of Common Stock total proceeds net of issuance costs from our public offering of approximately $35.3 million.

     In June 1999, we entered into a three-year lending agreement with Guaranty Business Credit Corporation (“GBCC”) permitting borrowings under a $20.0 million secured revolving line of credit facility that commenced on June 14, 1999. The agreement provided for an annual interest rate of prime plus .625%; and a pledge of substantially all of our personal and real property as collateral. Although the credit facility was for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to us was subject to a maximum borrowing limitation based on eligible collateral.

     On April 18, 2001, the terms of our revolving line of credit were amended. Under the terms of the amended agreement the maximum borrowings were $5.0 million, eligible collateral excluded inventory and the advance rate was 35%. In addition, certain of the financial covenants and requirements were adjusted. The amended $5.0 million revolving credit facility also contained various covenants and restrictions. Under the terms of the amended agreement, we were required to obtain the lender’s consent for any merger, acquisition or consolidation. The lender was not willing to give its consent to our Acquisition of BIZ and discontinued making advances under the terms of the amended agreement effective with the Acquisition. The lender applied all collections subsequent to the Acquisition to outstanding borrowings until such borrowings and related interest charges were paid in full. All amounts due to the lender were paid in full on October 2, 2001. Once all amounts were paid in full the lender released its security interest in our assets.

     On July 31, 2001, Chase Manhattan Bank (“Chase”) advanced to our co-chairman, Mr. Winkler, $1.0 million which Mr. Winkler advanced to BIZ for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1.0 million demand note with Chase and BIZ executed a $1.0 million demand note due September 15, 2001 with J.A.W. Financial, L.P. (“JAW”), an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, we made a principal payment of $30,000, paid accrued interest, and executed a new promissory note to JAW for $970,000. The terms of the promissory note call for interest of prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160,000 and one final payment on April 15, 2002 in the amount of $170,000. The promissory note provides Chase a security interest in the shares in Wave Systems Corp. owned by us, and subject to Chase’s loan security guidelines, including the rights to proceeds from any sales of those shares. The loan was paid in full on March 8, 2002.

     During October and November 2001 we and our wholly owned subsidiary, Pulsar, entered into financing agreements with Wells Fargo Business Credit, Inc. (“WFBC”), which provides for the factoring of accounts receivable. The agreements contain no limit on the dollar volume of receivable financing, but does provide for WFBC’s approval of credit limits for non-government customers. The discount rate charged is 1.25% of the gross receivable, which may be increased by .0625% per day for accounts that do not pay within 30 days of the receivable purchase. At the time of purchase, terms call for WFBC to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the discount and any other charges. We were in violation of the covenant to pay debts and obligations as they come due and delays in misdirected payments. We requested a waiver of these defaults and received a waiver through March 31, 2002 and January 31, 2002, respectively. We are in default and anticipate being in default of this provision in the future unless we raise sufficient working capital. The balances due WFBC are guaranteed by Mr. Shah and Mr. Winkler, our Co-Chairmen and Co-chief executive officers.

     In December 2001, our Co-Chairmen, each purchased a three year $375,000 subordinated convertible 8% note, in a total private placement of $2.5 million of such notes. These notes were intended to convert into a subsequent financing, which is described below. In connection with the issuance of the subordinated convertible notes we incurred approximately $25,000 of issuance costs, which primarily consisted of legal and other professional fees, and which are to be paid upon completion of the subsequent financing described below. All subordinated convertible notes mature December 17, 2004; bear interest at a rate of 8% per annum, which will be paid quarterly in cash or rolled into the subsequent financing described below; upon a financing of $5.0 million or more in equity or convertible securities in a private placement to institutional investors, the subordinated convertible notes are convertible into such financing on the same terms and conditions; at the election of the holders, subordinated convertible notes are convertible into common stock at a conversion price of $3.60 per share, subject to adjustment under certain conditions. In April 2002, the subordinated convertible notes of our Co-Chairmen were amended to provide that their notes can only be converted upon a financing of $5.0 million or more in equity or convertible securities in a private placement to institutional investors at a conversion price that represents a 25% or less discount to the trading price of the Company’s stock and extended their term to December 31, 2005. After December 11, 2003, we may call for mandatory conversion of the subordinated convertible notes prior to maturity if the Company’s common shares trade at or above an average price of 300% of the conversion price for twenty (20) consecutive trading days and average volume of 200,000 shares per day for twenty (20) consecutive trading days. As of December 31, 2001, we were in violation of certain provisions of the subordinated convertible notes pertaining to: (i) payment of debts and obligations as they come due; (ii) violation of provisions within the WFBC agreements; and (iii) payment of interest on these notes due March 31, 2002. We requested and received a waiver for these violations through January 1, 2003, see notes to consolidated financial statements. On April 16, 2002, simultaneous with the filing of our Form 10-K we closed a financing whereby, with the exception of Mr. Winkler and Mr. Shah, the noteholders converted their subordinated convertible notes into 10% secured convertible promissory notes convertible at $1.00 per share, with detachable warrants.

     Over the past three years, we have spent substantial sums on research and development (“R&D”) activities. During that time period, we incurred substantial losses from continuing operations. As a result of these and other changes, we currently have a deficit in working capital and an accumulated deficit. While we believe the R&D expenditures created significant future revenue producing opportunities, some of the related products are just entering production. We are currently involved in sales pursuits relative to these products that, if successful, will generate significant revenues. However, unless we receive orders for these new products and receive significant financing, we can no longer support the current level of research and development activity. While we have reduced our staffing levels, if sales fail to materialize, we will need to further reduce expenses through additional reductions in staff.

     Reduced accounts receivable financing availability caused us to re-evaluate the operations of our networking business and our primary vendors being unwilling to sell additional product to us on open account because of significant past due amounts for goods we had previously purchased from them. This caused a substantial reduction in the sales and related cost of sales during the year, which in turn reduced cashflow. The reduced cashflow impaired our ability to meet vendor commitments as they became due.

     In October 2000, we signed a development agreement with Wave Systems Corp. (“Wave”) for the integration of EMBASSY based systems with set-top box master reference designs of Broadcom Corporation. The development agreement was amended in May 2001. Under this amended agreement, we are required to pay Wave $278,000 per month beginning June 1, 2001 through December 1, 2002 for work to be performed, for a total of $5 million. Should we not make the required monthly payments, Wave may request payment in the form of common stock. As of December 31, 2001, we owed $1.4 million to Wave for which they have tendered monthly notices of default. Under the terms of the agreement, if the default notices are not cured within thirty (30) days of written notice, the unpaid installment converts the obligation for delinquent installments from a cash obligation into a stock acquisition right (“SAR”). An SAR gives Wave the right to acquire a number of fully paid, nonassessable shares of our common stock determined by dividing the fair market value (the average closing price of our common stock for the ten (10) trading-day period prior to the date of exercise) of a share of our common stock on the date of exercise of the SAR into the aggregate portion of the installment payments declared to be in default and such default was not cured. To date, Wave has made no request for issuance of stock. The $1.4 million obligation is carried in Accrued Liabilities of December 31, 2001. Further, to conserve cash we do not intend to pay in cash the monthly billings due under the amended agreement. In February 2002, based upon a verbal agreement the work under the contract was suspended along with the related billings. The suspension does not decrease the obligation to purchase development services in the future. We have reserved 1,150,000 shares of common stock for issuance under the amended agreement. Separately, should we not purchase $5.0 million of goods or services from Wave by June 30, 2003, our exclusivity related to certain customers will, at Wave’s option, become non-exclusive.

     In November 2000, we executed an Alliance Agreement with Electronic Data Systems Corporation (“EDS”) for the marketing of our products to EDS customers (“Alliance”). The Alliance calls for a joint working relationship between the two companies, is non-exclusive and has a term of ten (10) years. In February 2001, we and EDS executed an engagement letter for EDS to provide certain information technology and consulting services for both our organizational structure and for a specific customer project. Under these engagements, EDS billed $1,150, of which $458 remained unpaid as of December 31, 2001. On August 27, 2001, EDS and we executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers (“Pulsar Agreement”). Under the Pulsar Agreement, as of December 31, 2001, $1,488 remained outstanding and unpaid to EDS for purchases of hardware and software. We and EDS executed a Master Services Agreement dated as of November 14, 2001 (“MSA”) whereby beginning December 1, 2001 and ending December 31, 2006, we and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a Trust Assurance Network (“TAN”). The MSA task order 001 (“Task Order”) requires that we pay a monthly fee of $44 for account, test and lab management services beginning January 1, 2002. The obligations for these services can be terminated beginning January 1, 2003 by giving ninety (90) days prior written notice and payment of $400, or beginning January 1, 2004 by giving ninety (90) days prior written notice and payment of $200. Further, the Task Order provides for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45 payable October 1, 2002. Once installation of the production environment TAN is complete, EDS agrees to host the TAN in exchange for a monthly service fee of $59 for thirty-six (36) months and $60 per month for the remaining months of the MSA. We may delay implementation of the TAN by paying a fee of $200 prior to January 31, 2003. We may terminate the Task Order without cause by paying $400 after January 1, 2004 and providing ninety (90) days prior written notice. In the event we are unable to obtain intellectual property rights or licensing consents that may be required, if any, prior to January 1, 2003, and the parties determine there are no software alternatives, then after giving ninety (90) days prior written notice we may terminate the Task Order by paying $450.

     We arranged for the lease of two buildings approximating 63,000 square feet that were under construction. Our Co-chairman Mr. Shah, has a 25% ownership interest in the entity that owns the two buildings. The leases have an aggregate monthly rental totaling approximately $115,000, plus common area costs for seven years. On one building totaling approximately 23,000 square feet, we sublet one half of the building on terms and conditions matching the underlying lease. The sublease is with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it has not made the monthly rent payment and accordingly is currently delinquent on its rent payments to us. We are in negotiations with the landlord regarding being released from obligations under the lease for the second building totaling 40,000 square feet. We intend to release the sub-tenant and occupy the 23,000 square foot building based upon having raised $5.0 million of Convertible Notes (See Below). We have accrued $2.2 million as an estimate for anticipated costs relative to the disposition of the 40,000 square foot building net of anticipated offsetting sublease income, which may be partially recovered depending on future events that cannot be estimated.

     Our significant fixed commitments with respect to leases and inventory purchases as of April 15, 2002 are as follows:

	Payments for the Year Ended December 31,
Contractual Obligations	TOTAL	2002	2003 & 2004	2005 & 2006	2007 & after

Convertible Notes	$7,152,800	$0	$1,750,000	$5,402,800	$0
Operating Leases	12,324,969	2,036,613	3,786,373	3,696,409	2,805,574
Unconditional Purchase Obligations	8,873,338	4,510,498	2,303,160	2,059,680	0

Total Contractual Cash Obligations	$28,351,107	$6,547,111	$7,839,533	$11,158,889	$2,805,574

     With our deficit working capital position, we will not be able to meet existing obligations as they become due. We will use receivables and investments to generate liquidity and are in negotiations with vendors for extended terms on current obligations. To remedy the working capital deficiency, we are in discussions with financing sources and simultaneous to the filing of this form 10-K, raised $5.0 million of convertible notes.

     We currently have a need for a substantial amount of capital to meet our liquidity requirements. The amount of capital that we will need in the future will depend on many factors including, but not limited, to:

•	the ability to extend terms of payment to vendors

•	the market acceptance of products and services

•	the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the market place

•	research and development plans

•	levels of inventory and accounts receivable

•	technological advances

•	competitors’ responses to our products and services

•	relationships with partners, suppliers and customers

•	projected capital expenditures

•	downturn in economy

•	defaults on financing that will impact the availability of borrowings

•	reductions in the valuation of investment

3

As of December 31, 2001, we had available net operating loss carryforwards for Federal income tax purposes of approximately $25.0 million. Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% of the Company occurs within any three-year period. We have made no determination concerning whether there has been such a cumulative change in ownership. However, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our Acquisition of BIZ in August 2001.

Our current financial condition is the result of several factors including the following:

•	Our operating results were below expectations.

•	Sales of products through channels acquired in the Acquisition are taking longer than originally anticipated to develop.

•	Market demand for our Xboard product (formerly known as CipherServer Product line) did not materialize as anticipated and therefore our sales were below forecast.

•	Reduced credit line availability affected the sales volume of our Pulsar subsidiary.

•	Research and development expenses from the BIZ acquisition increased our costs.

•	The events of September 11, 2001 affected the operations and delayed the decisions of the U.S. government. This caused sales we had anticipated to be substantially delayed. The events may also affect potential investors and related terms of investment capital.

In addition to our current deficit working capital situation, current operating plans show a shortfall of cash during 2002. We intend to mitigate our position through one or more of the following:

•	Additional equity capital — We will seek additional equity capital, if available. Equity capital will most likely be issued at a discount to market, and require the issuance of warrants causing a dilution to current shareholders. In addition, providers of new equity capital may require additional concessions in order for them to provide needed capital to us.

•	Additional convertible debt — Depending upon the market conditions, we may issue an additional debt instrument. The types of instruments available in the market would likely contain a provision for the issuance of warrants and may also be convertible into equity. On April 16, 2002, simultaneous with the filing this Annual Report on Form 10-K, we completed a private placement of $5.0 million in the form of $4.0 million in 10% secured convertible promissory notes, $652,776 in secured non-convertible promissory notes ($152,776 held by Co-Chairman Mr. Shah and $500,000 held by Co-Chairman Mr. Winkler) and the pre-payment of a $500,000 note due from Kris Shah, less a discount of $152,776. The discount was based upon a present value using an annual rate of 20% for early payment and will be charged against earnings during the second quarter of 2002. In connection with the issuance of the secured convertible promissory notes we incurred approximately $386,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash or, at the Company’s discretion should we need to conserve cash, in common shares based upon the trailing thirty 30 day average prior to the interest due date; and the $4.0 million of convertible promissory notes, in whole or in part, are convertible at the option of the holder into an aggregate of approximately 4,000,000 shares of the Company’s common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the convertible promissory notes have detachable warrants exercisable for three (3) years to purchase an additional 2,400,000 shares at the price of $1.30 per share. We may call for mandatory conversion of the convertible notes prior to maturity if common shares trade at or above an average price of $3.00 per share for twenty (20) consecutive trading days with average volume of 100,000 shares per day for 20 consecutive trading days. We are not subject to restrictive covenants related to the secured convertible or non-convertible promissory notes, other than not being allowed to pledge intellectual property as collateral.

•	Off balance sheet financing — our operations are not relatively capital intensive. However, should we need to add equipment or decide to expand our facilities, we may use an operating lease transaction to acquire the use of capital assets. An operating lease would not appear on our balance sheet and would be charged as an expense as payments accrue.

•	We will finance receivables in conjunction with the WFBC agreement to generate cash. In the past we incurred defaults under the WFBC line for late payments to vendors, for which we received waivers through range from January 31, 2002 through March 31, 2002. We are in default and anticipate defaults in the future, and we may not receive the required waivers and may not have funds available under the line.

•	We will sell investments to generate cash. The market value of trading securities was approximately $1.4 million at December 31, 2001. Since that date, we have generated over $100,000 through the sales of securities.

•	We are negotiating with vendors regarding payment of existing accounts payable over extended terms of 48 months with no interest. We have reached a verbal agreement with one large vendor and are working with remaining vendors. We previously executed term out agreements with a number of vendors that must now be further extended.

•	Deferral of cash payments through suspension of development projects.

•	Issuance of stock as payment for existing and future obligations. We anticipate paying the Wave accrued liabilities of $1.4 million as of December 31, 2001 from future issuance of common stock to Wave.

•	Issuance of stock to pay interest on long term debt.

•	Reductions in work force.

Should we not receive adequate financing, we could be forced to merge with another company or cease operations.

While we have a history of selling products in the government markets, new products just entering production after years of development have no sales history. Additionally, we are entering commercial markets with our products and are still developing acceptance of its offerings. Considerable uncertainty currently exists with respect to the adequacy of current funds to support our activities beyond December 31, 2002. This uncertainty will continue until a positive cash flow from operations is achieved. Additionally, we are uncertain as to the availability of financing from other sources to fund any cash deficiencies.

In order to reduce this uncertainty, the Company continues to evaluate additional financing options and may therefore elect to raise capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued marketing of current product offerings together with development of new technology, products and services. There can be no assurance that we can raise additional financing in the future.

     Based upon forecast sales and expense levels, we currently anticipate that existing cash, cash equivalents, investments, term out arrangements with vendors, the proceeds of a $5.0 million financing on April 16, 2002 described below and the current availability under our WFBC factoring agreements will be sufficient to satisfy our contemplated cash requirements for the next twelve months. However, our forecast is based upon certain assumptions, which may differ than actual future outcomes. We have incurred defaults under its financing agreements in the past. If we incur a default in the future under our accounts receivable line of credit or other financing instruments, we may not be able to draw funds thereby affecting our ability to fund operations. At this time we are currently in default and anticipate that we will continue to be in default unless we are able to raise sufficient capital to pay debts and obligations as they become due. Additionally, without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses. Simultaneous with the filing of this Annual Report on Form 10-K, we closed the round of convertible debt financing described above to provide $5.0 million in additional working capital and are in discussions with several sources of regarding up to an additional $5.0 million on the same terms and conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, FASB issued Statements No. 141, Business Combinations (“SFAS 141”) and No. 142 Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After the transition, the impairment tests must be performed annually. A company must adopt SFAS 142 at the beginning of the fiscal year. Thus, as a calendar year-end company, we must adopt SFAS. 142 no later than January 1, 2002. we are currently examining the impact of this pronouncement on its results of operations and financial position. While we believe there will be a material impact, the amount has not yet been determined.

FASB recently issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently examining the impact of this pronouncement on the results of its operations and financial position, but currently believe the impact will not be material.

On October 3, 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. SFAS 144, retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently examining the impact of this pronouncement on its results of operations and financial position, but currently believe the impact will not be material.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES

     We may not become profitable or significantly increase our revenue. We incurred net loss of $41.4 million for the twelve month period ended December 31, 2000 and net operating losses of $43.9 million and net loss of $53.2 million for the twelve month period ended December 31, 2001. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR STOCK PRICE IS EXTREMELY VOLATILE

     The trading price of our common stock is highly volatile as a result of factors specific to us or applicable to our market and industry in general. These factors, include:

•	variations in our annual or quarterly financial results or those of our competitors;

•	company issued earnings announcements that vary from consensus analyst estimates;

•	changes by financial research analysts in their recommendations or estimates of our earnings;

•	conditions in the economy in general or in the information technology service sector in particular;

•	announcements of technological innovations or new products or services by us or our competitors; and

•	unfavorable publicity or changes in applicable laws and regulations, or their judicial or administrative interpretations, affecting us or the information technology service sectors.

     In addition, the stock market has recently been subject to extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, some companies have been sued by their stockholders. If we were sued, it could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business.

WE HAVE NOT GENERATED ANY SALES TO DATE OF OUR SSP SOLUTION SUITE™, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS PERFORMANCE AND FUTURE PROSPECTS

     To date, we have not had any sales of our SSP Solution Suite™ and have not established a sales and marketing force to promote this product. We may be unable to establish sales and marketing operations to levels necessary for us to grow this portion of our business, especially if we are unsuccessful at selling this product into vertical markets. We may not be able to support the promotional programs required by selling simultaneously into several markets. If we are unable to develop an efficient sales system, our operating results will suffer.

LATE PAYMENTS MAY HAVE DAMAGED RELATIONSHIPS WITH OUR VENDORS.

     Slow and delinquent payments may cause vendors not to sell products to us, or only with advance payment. Should this occur, we will not have components and services available for our products.

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

     We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. During the twelve month period ended December 31, 2000, we derived 42% of our consolidated revenue from one customer and during the twelve month period ended December 31, 2001, we derived 20% of our consolidated net revenue from one customer.

IF THE SSP SOLUTION SUITE™ IS NOT COMMERCIALLY SUCCESSFUL, OUR OPERATING RESULTS WILL SUFFER

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

     Even if we convince our target markets about the importance of and need for such security, we do not know if this will result in the sale of our products. To date, we have not entered into any commitments or contractual agreements for the delivery of the SSP Solution Suite products or components. Commercial customers may not select our products over those of our competitors. If our SSP Solution Suite products or components do not achieve wide market acceptance and/or if our pricing system is not competitive, our ability to earn revenues will be negatively impacted and our operating results will suffer.

OUR PULSAR BUSINESS IS HIGHLY DEPENDENT ON THE AVAILABILITY OF FINANCIAL RESOURCES.

     Should we not be able to utilize our accounts receivable financing line, we will not have adequate cash available to pay vendors. We have incurred defaults on our line in the past, are currently in default and anticipate we will continue to be in default on the line unless we are able to raise sufficient capital to pay debts and obligations as they become due. Should our financial source not waive the defaults, the financial source may not advance additional funds.

OUR AUDITOR'S OPINION COULD ADVERSELY AFFECT OUR STOCK PRICE.

     KPMG's audit report is a going concern opinion due to our need to obtain financing to satisfy forecasted cash requirements and the uncertainty over our ability to continue as a going concern. This may affect our stock price and prevent us from obtaining funding.

OUR RELIANCE ON THIRD PARTY TECHNOLOGIES FOR THE DEVELOPMENT OF THE SSP™ SOLUTION SUITE PRODUCTS AND OUR RELIANCE ON THIRD PARTIES FOR MANUFACTURING MAY DELAY PRODUCT LAUNCH, IMPAIR OUR ABILITY TO DEVELOP AND DELIVER PRODUCTS OR HURT OUR ABILITY TO COMPETE IN THE MARKET

     We have licensed the rights to use a broad array of technology components from third parties to develop the SSP™ Solution Suite and we face many risks associated with our reliance on third parties as follows:

•	a third party may develop or enable others to develop a similar solution to digital communication security issues as the SSP™ Solution Suite thereby eroding our market share;

•	dependence on the patent protection of third parties may not afford us any control over the protection of the technologies we rely on, and, thus, if the patent protection of any of these third parties were compromised, our ability to compete in the market would also be impaired.

OUR INABILITY TO MAINTAIN AND DEVELOP NEW RELATIONSHIPS WITH PARTNERS AND SUPPLIERS COULD IMPACT OUR ABILITY TO OBTAIN OR SELL OUR PRODUCTS INCLUDING THE SSP™ SOLUTION SUITE AND RESULT IN A FAILURE TO GENERATE REVENUES

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

FAILURE TO LICENSE NEW TECHNOLOGIES COULD IMPAIR OUR NEW PRODUCT DEVELOPMENT

     Our SSP™ Solution Suite is a collection of technologies, some of which are licensed from our alliance and supplier partners. As a result, our ability to license new technologies from third parties is and will continue to be critical to our ability to offer a complete suite of products that meets customer needs and technological requirements. Some of our licenses do not run for the length of the patent for the technology. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling certain of our products or redesign our products or lose a competitive advantage. Potential competitors could license technologies that we fail to license and potentially erode our market share for certain products.

IF PKI TECHNOLOGY IS COMPROMISED, OUR BUSINESS WOULD BE ADVERSELY AFFECTED

     Many of our products are based on PKI technology. The security afforded by this technology depends on the integrity of a user’s private key, which depends in part, on the application of algorithms, or advanced mathematical factoring equations. The occurrence of any of the following could result in a decline in demand for our data security products:

•	Any significant advance in techniques for attacking PKI systems, including the development of an easy factoring method or faster, more powerful computers;

•	publicity of the successful decoding of cryptographic messages or the misappropriation of private keys; and

•	government regulation limiting the use, scope or strength of PKI.

THE COMPANY MAY NOT HAVE ACCESS TO ADDITIONAL FINANCING.

     The financing markets available to the Company are limited due to a history of poor operating results. Should financing be available, the funds are expected to be at a high cost.

SHOULD OUR STATED SHAREHOLDERS' EQUITY FALL BELOW $10 MILLION AND OUR STOCK PRICE TRADE BELOW $1.00 WE MAY BE DE-LISTED BY NASDAQ.

     The listing requirement of Nasdaq requires a company to maintain a minimum net stockholders’ equity and a minimum trading price. At December 31, 2001 our shareholders’ equity was $17.6 million should our shareholders’ equity be decreased by further losses and should our stock price fall below $1.00 Nasdaq may take step to de-list our stock.

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

     Increased demand for our products depends in large part on the continued growth of the Internet and Internet protocol-based networks and the widespread acceptance and use of these mediums for electronic commerce and communications. Because electronic commerce and communications over these networks are evolving, we cannot predict the size of the market and its sustainable growth rate. A number of factors may affect market size and growth rate, including:

•	the use of electronic commerce and communications may not increase, or may increase more slowly than we expect;

•	the Internet infrastructure and communications services to support electronic commerce may not be able to continue to support the demands placed on it by continued growth; and

•	the growth and reliability of electronic commerce and communications could be harmed by delays in development or adoption of new standards and protocols to handle increased levels of activity or by increased governmental regulation.

WE FACE INTENSE COMPETITION FROM A NUMBER OF SOURCES

     The markets for our products and services are intensely competitive and, as a result, we face significant competition from a number of different sources. We may be unable to compete successfully as many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. In addition, there are several smaller and start-up companies with which we compete from time to time. We also expect competition to increase as a result of consolidation in the information security technology and product reseller industries.

THIRD PARTIES COULD OBTAIN ACCESS TO OUR PROPRIETARY INFORMATION OR INDEPENDENTLY DEVELOP SIMILAR TECHNOLOGIES BECAUSE OF THE LIMITED PROTECTION FOR OUR INTELLECTUAL PROPERTY

     Our business, financial condition and operating results could be adversely affected if we are unable to protect our intellectual property rights. Notwithstanding the precautions we take, third parties may copy or obtain and use our proprietary technologies, ideas, know-how and other proprietary information without authorization or independently develop technologies similar or superior to our technologies. In addition, the confidentiality and non-competition agreements between us and our employees, distributors and clients may not provide meaningful protection of our proprietary technologies or other intellectual property in the event of unauthorized use or disclosure. Policing unauthorized use of our technologies and other intellectual property is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Furthermore, the laws of other jurisdictions may afford little or no effective protection of our intellectual property rights.

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

WE MAY NOT HAVE ENOUGH CASH AVAILABLE TO CONDUCT OPERATIONS

     We have forecast operations for the year 2002 and project a need for cash in excess of $10.0 million. While the Company closed a financing of $5.0 million simultaneously to the filing this Form 10-K, this will not be adequate if we cannot access our accounts receivable credit line, receive extended terms from vendors, or raise additional capital. Additionally, if our sales are less than forecast or expenses higher than forecast, our cash needs may be higher than our current forecast.

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

OUR BUSINESS MAY BE THE TARGET OF CYBER TERRORIST ACTIVITIES, OR OUR REVENUES MAY BE AFFECTED BY THE AFFECT OF CYBER TERRORIST ACTIVITIES ON OUR CUSTOMERS AND/OR EMPLOYEES

     The full effects of the events on September 11, 2001 have not been determined. The ripple effects throughout the economy may have an affect on our potential commercial customers, or their ability to purchase our products and services. Additionally, because we provide security products to the United States government, we may be targeted by cyber terrorist groups for the follow-up activities threatened against the United States based targets.

DOING BUSINESS WITH THE U.S. GOVERNMENT ENTAILS MANY RISKS, WHICH COULD ADVERSELY AFFECT US

     Sales to U.S. government agencies accounted for 72% of our consolidated revenue for the twelve month period ended December 31, 2001. Our sales to these agencies are subject to risks, including:

•	early termination of our contracts;

•	disallowance of costs upon audit; and

•	the necessity to participate in competitive bidding and proposal processes, which is costly, time consuming and may result in unprofitable contracts.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

     Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. These factors include:

•	the length of our customer commitments;

•	patterns of information technology spending by customers;

•	the timing, size, mix and customer acceptance of our product and service offerings and those of our competitors;

•	the timing and magnitude of required capital expenditures; and

•	the need to use outside contractors to complete some assignments.

DELAYS IN DELIVERIES FROM OUR SUPPLIERS OR DEFECTS IN GOODS OR COMPONENTS SUPPLIED BY OUR VENDORS COULD CAUSE REVENUES TO DECLINE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We rely on a limited number of vendors for certain components for the products we are developing that will comprise the SSP™ Solution Suite. If we are unable to purchase these components, this may delay or prevent product shipments and result in a loss of sales. In addition, if any components have undetected flaws, this could lead to unanticipated costs to repair or replace these parts. This could cause a loss of revenue, which would adversely affect our results of operations. We may not be able to replace any of our supply sources on economically advantageous terms. Further, if we experience price increases for the components for our products, we will experience declines in our gross margins.

A DEFAULT UNDER OUR SECURED CREDIT ARRANGEMENTS COULD RESULT IN A FORECLOSURE OF OUR ASSETS BY OUR CREDITORS

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

WE DEPEND ON KEY MANAGEMENT PERSONNEL

     Our success will depend largely on the continuing efforts of our executive officers and senior management. Our business may be adversely affected if the services of any of our key personnel become unavailable to us. There is a risk that these individuals will not continue to serve for any particular period of time. While we have obtained a key person life insurance policy on the life of Kris Shah, our Co-Chairman and Co-Chief Executive officer in the amount of $3.0 million, this amount may not be sufficient to offset the loss of his service. We have not yet obtained any such policies on the lives of our other key executives.

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

     Furthermore, our failure or inability to meet a customer’s expectations in the performance of our services, or to do so in the time frame required by the customer, regardless of our responsibility for the failure, could:

•	result in a claim for substantial damages against us by the customer;

•	discourage customers from engaging us for these services; and

•	damage our business reputation.

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

OUR EFFORTS TO EXPAND INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS

     We are currently seeking to increase our international sales. Our inability to maintain or to obtain federal or foreign regulatory approvals relating to the import or export of our products on a timely basis could adversely affect our ability to expand our international business. Additionally, our international operations could be subject to a number of risks, any of which could adversely affect our future international sales, including:

•	increased collection risks;

•	trade restrictions;

•	export duties and tariffs;

•	uncertain political, regulatory and economic developments; and

•	inability to protect our intellectual property rights.

OUR ABILITY TO PRODUCE THE FORTÉ PKI CARD ON A TIMELY AND COST-EFFECTIVE BASIS DEPENDS ON THE AVAILABILITY OF A COMPUTER CHIP FROM A THIRD-PARTY SUPPLIER, WITH WHOM WE DO NOT EXPECT TO MAINTAIN A SUPPLY AGREEMENT

     Any inability to receive adequate supplies of Atmel Corporation’s specially designed Forté microprocessor would adversely affect our ability to sell the Forté PKI card. We do not anticipate maintaining a supply agreement with Atmel Corporation for the Forté microprocessor. If Atmel were unable to deliver the Forté microprocessor for a lengthy period of time or terminated its relationship with us, we would be unable to produce the Forté PKI card until we could design a replacement computer chip for the Forté microprocessor. We anticipate this would take substantial time and resources to complete.

THERE ARE LAWSUITS PENDING AGAINST US AND OUR WHOLLY-OWNED SUBSIDIARY, PULSAR, WHICH, IF RESOLVED AGAINST EITHER US OR PULSAR, COULD ADVERSELY AFFECT OUR BUSINESS

     During the second quarter of 2001 Microsoft notified the Company regarding the alleged sales of unlicensed copies of Microsoft Office. The software in question was purchased from a major computer hardware manufacturer and was resold to one of our customers in a package that included both hardware and software. We are currently investigating the matter, and do not anticipate that the outcome will have a material impact on our results of operations, financial condition or liquidity.

     In addition, there is a lawsuit pending against Pulsar which, if resolved against Pulsar, could materially and adversely affect our financial condition. This suit was brought by G2 Resources, Inc. alleging breach of contract by Pulsar. This suit was dismissed but G2 Resources has refiled the suit. Dell Marketing LLC has filed suit to collect approximately $322,000 owed for equipment purchased for re-sale through Pulsar.

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

A SMALL NUMBER OF STOCKHOLDERS, WHO INCLUDE CERTAIN OF OUR OFFICERS AND DIRECTORS, HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES

     Kris Shah, Marvin Winkler, their affiliates and certain family members own, in the aggregate, approximately 60.0% of our outstanding common stock. These stockholders, if acting together, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

RISKS RELATED TO THE AQUISITION

THE ANTICIPATED BENEFITS OF THE AQUISITION MAY NOT BE REALIZED

     The anticipated benefits of the Aquisition may not be realized due to a number of factors. For example:

•	The anticipated management synergies and operational efficiencies of the Aquisition may not be realized.

•	The anticipated increase in sales resulting from the combined efforts and combined distribution channels may not be realized.

WE MAY NOT SUCCESSFULLY INTEGRATE OUR BUSINESS WITH BIZ, WHICH COULD HARM FUTURE EARNINGS

     As a result of the Aquisition, we face challenges in integrating our products and services with those of BIZ and this may continue for some time. The integration might not be smooth or successful. The integration of certain operations requires the dedication of management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. The business of the combined company may also be disrupted by employee uncertainty and lack of focus during the integration. If this occurs, the anticipated advantages from the Aquisition could be undermined and our business, financial condition and results of operations could be adversely impacted.

OUR INABILITY TO INTEGRATE OUR MANAGEMENT TEAM WITH BIZ’S MANAGEMENT TEAM MAY ADVERSELY AFFECT OUR ABILITY TO REALIZE THE EXPECTED BENEFITS OF THE AQUISITION

     The success of the recent Aquisition depends, in part, on our ability to unite the members of our respective management teams. Combining management from BIZ and our company has resulted in changes that affect all employees and operations. Differences in corporate cultures, strategies and management philosophies may strain employee relations. Additionally, if we encounter difficulties in integrating our management teams, our ability to realize the expected benefits from the Aquisition, including management synergies, operational efficiencies and increased sales, could be adversely affected.

UNANTICIPATED COSTS RELATING TO THE RECENT AQUISITION COULD REDUCE OUR FUTURE EARNINGS

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

AQUISITION-RELATED ACCOUNTING CHARGES MAY DELAY OR REDUCE OUR PROFITABILITY

     We have accounted for the acquisition of BIZ as a purchase. Under the purchase method of accounting, the purchase price of BIZ is allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from BIZ. The excess of the purchase price over BIZ’s tangible net assets results in intangible assets for us that will have to be amortized over their useful lives with the exception of goodwill based on the adoption of SFAS 142 in the first quarter of 2002. In addition, we incurred an in-process research and development charge of $1.6 million in connection with our recent acquisition of BIZ. As a result, we will incur accounting charges from the Aquisition that may delay and reduce our profitability. We also incurred charges of $36.3 million to record the impairment in value of assets acquired.

RECENTLY ISSUED FASB STATEMENTS REQUIRE US TO EVALUATE THE FAIR VALUES OF INTANGIBLE ASSETS AND GOODWILL THAT WE ACQUIRED IN THE AQUISITION THAT COULD RESULT IN SIGNIFICANT CHARGES TO OUR EARNINGS AND MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, “Business Combinations”, and Statement 142, “Goodwill and Other Intangible Assets.” The changes included in these statements require companies to perform impairment tests on goodwill and certain intangibles using a fair value approach rather than allowing companies to amortize goodwill and certain intangibles over their estimated useful lives. We are now required to evaluate periodically whether intangible assets and goodwill that we acquired in the Aquisition have fair values that meet or exceed the amounts recorded on our balance sheet. We cannot predict whether or when there will be an impairment charge, or the amount of such charge, if any. However, if the charge is significant, it could cause the market price of our common stock to decline. In addition, adoption of the SFAS 142 will eliminate recurring amortization charges that would remove certain intangible assets and goodwill from our balance sheet, and such amounts will remain permanently on our balance sheet unless future evaluations require us to record impairment charges.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     We own Class A common stock of Wave Systems Corp., which is classified as trading securities. The stock is listed on the Nasdaq National Market. The increase or decrease in value of the stock is included in our statement of operations together with the gain or loss on sales of the stock.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the financial statements included in this Report at pages F-1 through F-30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” in our Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for our 2002 Annual Meeting of Stockholders.

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

On November 6, 2001 we filed an amendment on Form 8-K/A to our current report on Form 8-K that was previously filed on September 7, 2001. The purpose of this amendment was to file the pro forma financial information required by Item 7(b) of Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2002	SSP Solutions, Inc.

By:	/s/ MARVIN J. WINKLER Marvin J. Winkler Co-Chief Executive Officer

By:	/s/ KRIS SHAH Kris Shah Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report is made by the following persons on behalf of the Registrant and in the capacities indicted.

Name	Title	Date

/s/ MARVIN J. WINKLER Marvin J. Winkler	Co-Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)	April 16, 2002

/s/ KRIS SHAH Kris Shah	Co-Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)	April 16, 2002

/s/ THOMAS E. SCHIFF Thomas E. Schiff	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2002

/s/ GREGG AMBER Gregg Amber	Director	April 16, 2002

/s/ MATTHEW MEDEIROS Matthew Medeiros	Director	April 16, 2002

SSP SOLUTIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
SSP Solutions, Inc.:

     We have audited the accompanying consolidated financial statements of SSP Solutions, Inc. and subsidiaries (formerly Litronic Inc.) as of December 31, 2000 and 2001 and for each of the years in the three-year period ended December 31, 2001 as listed in the accompanying index. In connection with our audit of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of SSP Solutions, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant operating losses, has used cash in operating activities, has an accumulated deficit and deficit working capital. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/	KPMG LLP

Costa Mesa, California
April 16, 2002

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,120	$3,257
Investment in trading securities	—	1,360
Accounts receivable (net of allowance for doubtful accounts of $268 and $254 as of December 31, 2000 and 2001, respectively)	4,137	4,358
Inventories	695	436
Prepaid expenses	542	601
Other current assets	325	401

Total current assets	9,819	10,413
Property and equipment, net	823	361
Other assets	343	28
Goodwill and other intangibles, net	783	26,621

	$11,768	$37,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,986	$1,695
Accounts payable	1,337	9,495
Accrued liabilities	1,366	3,343
Notes payable to related party	—	392
Deferred revenue	217	203
Accrued rent	55	1,064

Total current liabilities	4,961	16,192
Long-term debt, less current installments	19	2,500
Deferred revenue	240	46
Accrued rent, less current	—	1,107

Total liabilities	5,220	19,845
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; Authorized 100,000,000 shares; issued and outstanding 9,743,573 and 20,630,754 shares at December 31, 2000 and 2001, respectively	97	206
Additional paid-in capital	52,834	118,608
Note receivable from shareholder	—	(500)
Deferred compensation	—	(1,193)
Accumulated deficit	(46,383)	(99,543)

Total shareholders’ equity	6,548	17,578

Commitments and contingencies (notes 13 and 18)
Subsequent events ( note 19 )	$11,768	$37,423

See accompanying notes to consolidated financial statements

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,

	1999	2000	2001

Revenues:
Product	$29,587	$37,421	$21,145
License and service	1,270	1,935	1,575
Research and development	798	—	—

Total revenues	31,655	39,356	22,720

Costs and expenses:
Cost of sales — product	25,478	30,481	17,457
Cost of sales — license and service	590	679	537
Selling, general and administrative	7,194	9,559	10,645
Research and development	3,906	5,800	7,850
Impairment of goodwill and other intangibles	—	31,415	36,299
Amortization of goodwill and other intangibles	1,448	2,828	746
In-process research and development	—	—	1,600

Operating loss	(6,961)	(41,406)	(52,414)
Other (income) expense, net	168	(7)	693

Loss before income taxes	(7,129)	(41,399)	(53,107)
Provision for (benefit from) income taxes	(43)	6	53

Net loss	$(7,086)	$(41,405)	$(53,160)

Net loss per share—basic and diluted	$(1.00)	$(4.20)	$(3.91)

Shares used in per share computations—basic and diluted	7,055,882	9,862,472	13,585,202

See accompanying notes to consolidated financial statements

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Note			Total
	Common Stock		Additional	Receivable			Shareholders'
			Paid in	from	Deferred	Accumulated	Equity
	Shares	Amount	Capital	Shareholder	Compensation	Deficit	(Deficit)

Balance, December 31, 1998	3,871	$39	$—	$—	$—	$(4,246)	$(4,207)
Proceeds from sale of common stock, net of issuance costs of $5,426	3,700	37	35,237	—	—	—	35,274
Common stock issued in connection with the acquisition of Pulsar	2,170	22	23,848	—	—	—	23,870
Change from Subchapter S Corporation to C Corporation	—	—	(6,354)	—	—	6,354	—
Stock options exercised	116	1	81	—	—	—	82
Net loss	—	—	—	—	—	(7,086)	(7,086)

Balance, December 31, 1999	9,857	99	52,812	—	—	(4,978)	47,933
Stock options exercised	28	—	20	—	—	—	20
Treasury stock retired	(141)	(2)	2	—	—	—	—
Net loss	—	—	—	—	—	(41,405)	(41,405)

Balance, December 31, 2000	9,744	97	52,834	—	—	(46,383)	6,548
Common shares issued, warrants, and options assumed deferred stock compensation, and note receivable from shareholder for acquisition of Biz Interactive Zone, Inc. (“BIZ”)	10,875	109	65,807	(500)	(1,471)	—	63,945
Deferred compensation related to issuance of stock options	—	—	122	—	(122)	—	—
Reversal of deferred compensation related to terminated employees	—	—	(201)	—	201	—	—
Amortization of deferred stock compensation	—	—	—	—	199	—	199
Common stock issued for services	8	—	36	—	—	—	36
Stock options exercised	4	—	3	—	—	—	3
Stock options issued for services	—	—	7	—	—	—	7
Net loss	—	—	—	—	—	(53,160)	(53,160)

Balance, December 31, 2001	20,631	206	118,608	(500)	(1,193)	(99,543)	17,578

See accompanying notes to consolidated financial statements.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	1999	2000	2001

Cash flows from operating activities:
Net loss	$(7,086)	$(41,405)	$(53,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses on receivables	327	286	401
Impairment of goodwill and other intangibles	—	31,415	36,299
Depreciation and amortization	1,803	3,514	1,450
In process research and development	—	—	1,600
Deferred compensation	—	—	199
Realized loss on trading securities	—	—	530
Stock and options issued for services	—	—	43
Changes in assets and liabilities net of effects of the acquisition:
Accounts receivable	(1,823)	2,718	(622)
Inventories	(64)	101	259
Prepaid expenses	(303)	(182)	(59)
Other current assets	(8)	18	(536)
Notes receivable — related party	(70)	70	—
Other assets	332	(343)	410
Accounts payable	(3,964)	142	6,275
Accrued liabilities	(556)	(376)	2,448

F-6

Accrued rent	—	—	2,171
Deferred revenue	(77)	428	(208)

Net cash used in operating activities	(11,489)	(3,614)	(2,500)

Cash flows from investing activities:
Purchases of property and equipment	(282)	(863)	(118)
Restricted cash relating to line of credit	(612)	612	—
Proceeds from the sale of trading securities	—	—	933
Net cash paid for acquisition of BIZ	—	—	(675)

Net cash provided by (used in) investing activities	(894)	(251)	140

Cash flows from financing activities:
Stock options exercised	82	20	3
Borrowings on revolving note payable to bank	—	23,666	14,155
Proceeds from insurance financing	497	748	205
Proceeds from sale of common stock, net of issuance costs of $5,426	35,274	—	—
Proceeds from revolving note payable to bank	23,837	—	—
Proceeds from line of credit	1,129	—	—
Proceeds from convertible debt	—	—	2,500
Proceeds from long-term debt	1,500	—	—
Principal payments on revolving line of credit and long-term notes payable to bank	(44,064)	(22,469)	(14,142)
Proceeds from note payable to related party	—	—	(696)
Repayment on insurance financing	(329)	(421)	(528)

Net cash provided by financing activities	17,926	1,544	1,497

Net increase (decrease) in cash	5,543	(2,321)	(863)
Cash and cash equivalents at beginning of year	898	6,441	4,120

Cash and cash equivalents at end of year	$6,441	$4,120	$3,257

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	162	63	197
Income taxes	3	6	2

Supplemental disclosure of non-cash investing and financing activities:
The Company issued 2,169,938 and 10,875,128 shares of common in connection with the acquisitions of Pulsar and BIZ, respectively. In connection with the acquisitions, net assets purchased were as follows (note 4)

Acquisition costs	$(122)	—	(750)
Fair value of net assets acquired less liabilities assumed	(12,151)	(331)	184
Goodwill and other intangible assets	36,143	—	62,882
In-process research and development	—	—	1,600
Deferred compensation	—	—	29

Market value of common stock issued	$23,870	(331)	63,945

See accompanying notes to consolidated financial statements

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1) General Information

General

     SSP Solutions, Inc. (formally Litronic, Inc.) (“SSP” or the “Company”) designs and produces high-grade information security solutions. In addition, the Company also provides engineering and other services to various government agencies on a time and material basis.

     Through its wholly-owned subsidiary Pulsar Data Systems, Inc. (“Pulsar”), the Company engages in the sale of computer hardware, software, peripheral equipment, and support services to governmental agencies and commercial enterprises throughout the United States.

     Biz Interactive Zone, Inc. (“BIZ”), a wholly-owned subsidiary of the Company, was a development stage enterprise when the Company acquired it in August 2001. BIZ had been devoting substantially all of its efforts to develop, design, and market security solutions for the financial, government, healthcare, education, and entertainment industries (note 4). The combined Company will continue to focus on a complete range of solutions for physical access, electronic commerce, and communications, from the core to the edge.

Public Offering and Reorganization

     In June 1999, SSP completed an initial public offering of common stock of SSP Solutions, Inc., a newly formed corporation with no operations (the “Offering”). The Company offered 3,700,000 shares of common stock at a purchase price of $11 per share, resulting in gross proceeds of $40,700. These proceeds were offset by issuance costs of $5,426, resulting in net proceeds of $35,274. Litronic Industries, Inc. also initiated certain events (the “Reorganization”) in connection with the Offering that resulted in it becoming a wholly owned subsidiary of SSP Solutions, Inc. on June 8, 1999. The Reorganization was accomplished through a stock-for-stock exchange between SSP Solutions, Inc. and Litronic Industries, Inc. and was accounted for as an “as if pooling of interests” for entities under common control. Concurrent with the Reorganization, Litronic Industries, Inc. terminated its Subchapter S status and is subject to federal and state income taxes. Pursuant to the change from a Subchapter S to a C corporation, the cumulative loss from inception to June 9, 1999, as a Subchapter S corporation of $6,354 was transferred from accumulated deficit to additional paid in capital.

     All of the outstanding shares of Litronic Industries, Inc. were exchanged for 3,870,693 shares of the Company’s common stock. Consequently, as of June 8, 1999, the consolidated group included the operations of SSP and its wholly owned subsidiary, Litronic Industries, Inc. The prior period financial statements have been restated to reflect the exchange of these shares.

Pulsar Acquisition

     The Company also entered into a stock acquisition agreement with Pulsar, which was effected simultaneously with the Offering. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of the Company’s common stock. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Pulsar have been included in the Company’s consolidated financial statements from June 14, 1999.

BIZ Acquisition

     On August 24, 2001, pursuant to an Agreement and Plan of Reorganization dated July 3, 2001 with BIZ Interactive Zone, Inc., a Delaware Corporation, the Company completed an acquisition transaction (the “Acquisition”) whereby BIZ became a wholly-owned subsidiary of the Company. BIZ is a development stage enterprise devoting substantially all of its efforts to develop, design, and market security solutions for the financial, government, healthcare, education, and entertainment industries. Concurrent with the acquisition, the Company changed its name from Litronic Inc., to SSP Solutions, Inc. The Company combined the business of SSP and BIZ into a single operating unit under the

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

name SSP Solutions, Inc.

     In connection with the Acquisition, the Company issued an aggregate of 10,875,128 shares of SSP common stock in exchange for all of the outstanding shares of BIZ common stock and preferred stock. In addition, the Company reserved for issuance an aggregate of approximately 860,000 shares of its common stock for issuance upon exercise of BIZ options and warrants assumed by the Company (note 4).

(2) Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Principles of Consolidation

     The consolidated financial statements and related notes presented herein have been retroactively adjusted to reflect the Reorganization. The capital structure presented in these consolidated financial statements is that of SSP. The consolidated financial statements include the accounts of SSP and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

Loss Per Share

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

Revenue Recognition

     Revenue from product sales, including hardware (with embedded software) and software, is recognized upon shipment unless contract terms call for a later date. The Company records an allowance to cover estimated warranty costs in cost of sales. Customers do not have the right of return except for product defects, and product sales are not contingent upon customer testing, approval or acceptance. The costs of providing post contract customer support are not significant. Revenue under service and development contracts is recorded as services are rendered. The Company’s revenue recognition policies for software are in compliance with the American Institute of Certified Public Accountants (“AICPA”) Statements of Position (SOP) 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenues under research arrangements with government agencies are recorded as services are rendered or products are shipped.

     Included in research and development revenue for the year ended December 31, 1999 is $798 related to a contract with the National Security Agency (“NSA”). There was no revenue related to research and development for the years ended December 31, 2000 and 2001. The Company led a joint effort with Atmel Corporation (“Atmel”) and NSA to develop Forté, a 32-bit cryptographic System On Chip (“SOC”) meeting certain minimum NSA specifications. The Company contracts with others to perform certain aspects of the project. All related project costs are expensed as research and development as incurred. The amounts received from the NSA are not refundable regardless of the results of the development efforts. No other amounts were recorded as research and development revenue during any of the periods presented. The related research and development costs are not separately identifiable; therefore the corresponding costs of the entire development effort are included in research and development expenses. Although no additional amounts related to the development of Forte are being received from NSA, the joint effort with Atmel and the NSA to develop Forté has continued.

     Revenue from time and material, network deployment service contracts is recognized on the basis of man-hours incurred plus other reimbursable contract costs incurred during the period.

     Revenue from network deployment products is recognized upon transfer of title, generally upon delivery. Product and service revenues from the Company’s electric security systems contracts were recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognized this revenue on a percentage of completion basis, based on estimated labor dollars incurred.

     The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Investments

     The Company’s investments are classified as trading securities. The securities are comprised of Class A common stock of Wave Systems Corp. received in the Acquisition.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Securities are carried at fair value with the unrealized gains and losses, net of applicable taxes, reported in the statement of operations. The cost of securities sold is based upon the specific identification method.

Inventories

     Inventories are stated at the lower of first-in, first-out cost or market using net realizable value.

Property and Equipment

     Property and equipment are stated at cost. Furniture and equipment are depreciated by the straight-line method over the useful lives of the assets, generally 2-3 years. Leasehold improvements are amortized by straight-line method over the term of the related lease or the estimated useful lives of the assets, whichever is shorter. Property and equipment sold or retired is eliminated from the accounts in the year of disposition and the resulting gain or loss is reflected in the consolidated statement of operations.

Goodwill and Other Intangibles Assets

     The Company amortizes intangible assets relating to businesses acquired and costs in excess of the fair value of net assets of businesses acquired using the straight-line method over the estimated useful lives of the intangible assets.

     The Company applies Statement of Financial Accounting Standards No. 121 (Statement 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of Statement 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The estimate of fair value considers prices for similar assets and the results of valuation techniques to the extent available in the circumstances.

     During 2000, the Company engaged the services of an independent valuation firm to do a valuation of Pulsar. This valuation was undertaken because the Company determined the integration of Pulsar would not be completed as planned, and the anticipated operating synergies would not be realized. Based on the results of the independent valuation, the Company recorded an impairment charge of $31,400 in the fourth quarter of 2000, related to unamortized goodwill and other intangible assets acquired in the purchase of Pulsar. The remaining unamortized intangible assets of $783 as of the date of impairment, acquired in the purchase of Pulsar are being amortized over the remainder of the original 10 year useful life.

     The Company has adopted Statements 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets” for the Acquisition that was completed on August 24, 2001. In accordance with Statement 142 goodwill is not amortized for business acquisitions that were completed after June 30, 2001 but rather will be evaluated at least annually for impairment. Other identifiable intangible assets acquired from business acquisitions that were completed after June 30, 2001, are amortized on a straight-line basis over their estimated useful lives of between one and three years. Accordingly, the Company has not recorded amortization of goodwill related to the Acquisition.

     During the fourth quarter of 2001, the Company determined that certain identifiable technology and developed technology acquired in connection with the Acquisition were no longer going to be pursued. Additionally, the Company delayed or indefinitely reduced the projected revenues from the Acquisition. Accordingly, the Company performed a Statement 121 analysis for identifiable intangible assets and Accounting Principle Board Opinion No. 17 for goodwill.

     In evaluating identifiable intangibles assets, the Company utilized a discount cash flow and, due to the uncertainties surrounding the company’s ability to fund its operations concluded all identified intangibles assets associated with the acquisition should be written-off. In evaluating the goodwill associated with the Acquisition, the Company utilized a fair value approach. The fair value was measured utilizing the most recent indicator of fair value, which was the secured convertible promissory notes (note 19). Consequently, the Company recorded an impairment charge of $36,299 in the fourth quarter of 2001 related to all identifiable intangible assets and developed technology, as well as a portion of the goodwill acquired in connection with the acquisition of BIZ. After this impairment charge, goodwill is the only remaining intangible asset.

     Amortization of goodwill and other intangibles was $1,448, $2,828 and $746, respectively, for the years ended December 31, 1999, 2000 and 2001.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

Segment Reporting

     The Company applies Statement 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires entities to report financial and descriptive information about its reportable operating segments. The Company had historically operated in two business segments, information security solutions and electronic interconnect products. On June 14, 1999, with the acquisition of Pulsar, the Company expanded into the network solution business segment (see note 10). The Company combined the businesses of SSP and BIZ into a single reportable operating segment.

Stock-Based Compensation for Employees and Non-Employees

     The Company accounts for its employee stock option plans using the intrinsic value method. When stock options are granted to employees with exercise prices less than the fair value of the underlying common stock at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options.

     The Company accounts for stock options issued to non-employees using the fair value method. The associated cost is recorded in the same manner as if cash were paid.

Fair Value of Financial Instruments

     As of December 31, 2000 and 2001, management believes the fair value of all financial instruments approximated carrying value, due to their short-term nature.

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

     On June 8, 1999, the Company reorganized from an S Corporation to C Corporation. The Company now provides for federal income taxes recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance will be provided where it is more likely than not that the deferred tax assets will not be realized.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

Comprehensive Income

     The Company has no transactions, other than net loss, that would be considered other comprehensive income.

Accounts Receivable Financing

     The Company adopted Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and it is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. Statement 140 outlines the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures (see note 8).

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

New Accounting Standards

     In July 2001, the FASB issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that all business combinations be accounted for under a single method — the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Under Statement 142, the amortization of goodwill ceases upon adoption of the Statement, which is effective for fiscal years beginning after December 15, 2001, which for calendar year-end companies, will be January 1, 2002. In all cases, the provisions of Statement 142 shall be initially applied at the beginning of a fiscal year. Goodwill and intangible assets acquired after June 30, 2001, but prior to full adoption of Statement 142, are to be amortized, or not, in accordance with Statement 142 (see note 4).

     In June 2001, the FASB issued Statement 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying value of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of Statement 143 for the quarter ending March 31, 2003. Management does not believe adoption of this standard will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

     On October 3, 2001, the FASB issued Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121. Statement 144 retains many of the fundamental provisions of Statement 121. Statement 144 also supersedes the accounting and reporting provisions of APB 30, “Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently examining the impact of this pronouncement on its results of operations and financial position, but believes the impact will not be material.

Reclassifications

     Certain reclassifications were made to the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation.

(3) Liquidity

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

     The Company had previously indicated its plan to begin shipping its XBOARD (formerly known as the CipherServers) in mid-2001. The operating forecast assumed the CipherServer product launch would go as planned and that anticipated sales of the CipherServers would be realized. The Company has not realized the sales previously anticipated. Furthermore, the Company’s market research has indicated that recent technology advancements within the chip market have rendered the technology in the CipherServers obsolete. Accordingly, the Company does not plan to continue developing enhancements for nor re-launching the CipherServer family of products as previously indicated. The Company has written off all inventory related to CipherServer products.

Liquidity and Capital Resources

     At December 31, 2001, the Company had deficit working capital of $5,779 and the Company incurred a loss from operations for the year then ended. The Company expects to continue to incur substantial additional losses in 2002. Given the December 31, 2001 cash balance and the projected operating cash requirements, the Company anticipates that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2002. The Company will require additional funding. The Company’s cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under the accounts receivable financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under the accounts receivable financing or through additional financings of debt and/or equity, the Company will not have adequate resources to fund its operations. During the past year, the Company has incurred defaults under both the Company’s accounts receivable financing and the long-term convertible notes. The Company obtained waivers for its accounts receivable financing through March 31, 2002 and for the long-term convertible notes through January 1, 2003. However, there is no guarantee the lenders will continue to waive defaults in the future, should they occur, and the lenders may declare amounts owed by the Company due and payable. Subsequent to March 31, 2002, the Company remained in default under the accounts receivable financing. The Company does not expect future fixed obligations to be paid from operations and the Company intends to satisfy fixed obligations from additional financings, use of the accounts receivable financing, extending vendor payments and issuing stock as payment on obligations.

The Company’s current financial condition is the result of several factors including the following:

•	Operating results were below expectations.

•	The events of September 11, 2001 affected the operations and delayed the decisions of the U.S. government. This caused sales the Company had anticipated to be delayed. The events may also affect potential investors and related terms of investment capital.

•	Sales of products through channels acquired in the BIZ acquisition are taking longer than originally anticipated to develop.

•	Market demand for our Xboard product (formerly known as CipherServer Product line) did not materialize as anticipated and therefore our sales were below forecast.

•	Reduced credit line availability affected the sales volume of our Pulsar subsidiary.

•	Research and development expenses from the BIZ acquisition increased costs.

     The Company currently has a need for a substantial amount of capital to meet its liquidity requirements. The amount of capital that the Company will need in the future will depend on many factors including, but not limited, to:

•	the ability to extend terms received from vendors

•	the market acceptance of products and services

•	the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the market place

•	research and development plans

•	levels of inventory and accounts receivable

•	technological advances

•	competitors’ responses to our products and services

•	relationships with partners, suppliers and customers

•	projected capital expenditures

•	reduction in the valuation of marketable investment securities

•	downturn in economy

•	defaults on financing which will impact the availability of borrowings

     In addition to the Company’s current deficit working capital situation, current operating plans show a shortfall of cash during 2002. The Company intends to mitigate its position through one or more of the following:

•	Additional equity capital — The Company will seek additional equity capital, if available. Equity capital will most likely be issued at a discount to market, and require the issuance of warrants causing a dilution to current shareholders. In addition, providers of new equity capital may require additional concessions in order for them to provide needed capital to the Company.

•	Additional convertible debt — Depending upon the market conditions, the Company may issue an additional debt instrument. The types of instruments available in the market would likely contain a provision for the issuance of warrants and may also be convertible into equity. On April 16, 2002, simultaneous with the filing of Form 10-K for 2001, the Company completed a private placement of $5,000 in the form of $4,000 in 10% secured convertible promissory notes, $653 in secured non-convertible promissory notes ($153 held by Co-Chairman Kris Shah and $500 held by Co-Chairman Marvin Winkler) and the pre-payment of a $500 note due from Kris Shah, less a discount of $153 (note 19).

•	Off balance sheet financing — The Company’s operations are not relatively capital intensive. However, should the Company need to add equipment or decide to expand the facilities, the Company may use an operating lease transaction to acquire the use of capital assets. An operating lease would not appear on our balance sheet and would be charged as an expense as payments accrue.

•	The Company will finance receivables in conjunction with the WFBC agreement to generate cash. In the past the Company incurred defaults under the WFBC line for late payments to vendors, for which the Company received waivers from January 31, 2002 through March 31, 2002. Should defaults occur in the future, the Company may not receive the required waivers and may not have funds available under the line.

•	The Company will sell investments to generate cash. The market value of trading securities was approximately $1.4 million at December 31, 2001. Since that date, the Company has generated over $100 through the sales of securities.

•	The Company is negotiating with vendors regarding payment of existing accounts payable over extended terms of forty eight (48) months with no interest. The Company has reached a verbal agreement with one large vendor and is working with remaining vendors. The Company previously executed term out agreements with a number of vendors that must now be further extended.

•	Deferral of cash payments through suspension of development projects.

•	Issuance of stock as payment for existing and future obligations. $1,389 of accrued liabilities as of December 31, 2001 are anticipated to be paid by the future issuance of common stock.

•	Issuance of stock to pay interest on long term debt.

•	Reductions in work force.

Should the Company not receive adequate financing, it could be forced to merge with another company or cease operations.

     Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to successfully launch its new products, grow revenue, attain operating efficiencies, sustain a profitable level of operations and attract new sources of capital.

(4) Business Combinations

Pulsar Acquisition

     The Company entered into a stock acquisition agreement with Pulsar that was affected simultaneously with the Offering. This acquisition was completed on June 14, 1999. Litronic acquired all of the outstanding shares of Pulsar in exchange for 2,169,938 shares of the Company’s common stock. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Pulsar have been included in the Company’s consolidated financial statements from June 14, 1999. The excess of the purchase price over the fair value of the net assets acquired less the liabilities assumed, resulted in a total of $36,143 recorded as goodwill and other intangible assets, to be amortized on a straight-line basis (see note 1).

     The purchase price of the Pulsar acquisition of $23,870 or $11 per share was based on the fair market value of the common stock issued on June 14, 1999 and was allocated as follows:

Acquisition costs	$(122)
Tangible assets	6,255
Liabilities and debt assumed	(18,406)
Identifiable intangible assets and goodwill:
Distribution channel	12,048
Customer base	12,047
Goodwill	12,048

Total identifiable intangible assets and goodwill	36,143

Market value of common stock issued	$23,870

     The Company allocated the purchase price to tangible assets, liabilities, identifiable intangible assets and goodwill based on management’s estimates of the fair value.

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

     The following unaudited pro forma financial information presents the combined results of operations of SSP and Pulsar for 1999 as if the acquisition had occurred as of the beginning of 1999, after giving effect to certain adjustments including amortization of goodwill and other intangibles, increased interest expense on debt assumed and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had SSP and Pulsar constituted a single entity during such periods.

Year Ended
December 31,
1999

Total revenue	$49,230

Net loss	$(11,713)

Net loss per share, basic and diluted	$(1.19)

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

     As part of the Pulsar acquisition the Company assumed $12,422 in debt. The majority of the debt was paid on June 14, 1999. The remaining outstanding debt was paid in July 1999.

     See discussion on impairment of goodwill and other intangibles at Note 2.

BIZ Acquisition

     On August 24, 2001, pursuant to an Agreement and Plan of Reorganization dated July 3, 2001 with BIZ, the Company completed the Acquisition, whereby BIZ became a wholly-owned subsidiary of the Company. In connection with the Acquisition, the Company issued an aggregate of 10,875,128 shares of SSP common stock in exchange for all of the outstanding shares of BIZ common stock and preferred stock. In addition, the Company reserved for issuance an aggregate of approximately 860,000 shares of its common stock for issuance upon exercise of BIZ options and warrants assumed by the Company.

     The Acquisition has been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The Company recorded a one-time charge for purchased in-process research and development (“IPR&D”) expenses of $1,600.

     The Company utilized an independent third-party appraiser to assess and allocate values to the IPR&D. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. These products have not been released to the market as of the date of the Acquisition, but the features and functionality of the products had been defined.

     The values of these projects were determined using the Income Forecast Method. In applying the Income Forecast Method, the value of the acquired technologies was estimated by discounting to present value, the free cash flows generated by the products with which the technologies are associated. Adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that contribute to value. The estimates were based on the following assumptions:

•	The estimated revenues assume average compound annual revenue growth rates of 44% to 197% during fiscal years 2002 through 2007, depending on the product line. These projections are based on management’s estimates over the expected remaining economic lives of the technologies. The IPR&D value is comprised of three on-going projects. The estimated cost of revenues as a percentage of revenues is expected to be approximately 55%. The estimated cost to complete the two on-going projects is expected to be $4,025.

•	The discount rates used in the valuation reflect the relative risk of the product lines. For IPR&D projects, the discount rates ranged from 45% to 50%, which was based on the amount and risk of effort remaining to complete the respective development projects.

     The Company believes that the foregoing assumptions used in determining the income forecast associated with the IPR&D products are reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects, or the events associated with such projects, will transpire as estimated. During the fourth quarter of 2001, the Company terminated its development on one of the technologies classified as IPR&D. To date, the Company has spent approximately $1,112 on those projects.

     The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased in-process research and development) are summarized as follows:

Tangible assets	$3,231
Liabilities	3,047

Net tangible assets	184
Identifiable intangible assets:

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

In-process research and development	1,600
Completed technology	6,200
Strategic relationships	2,800
Goodwill	53,882
Deferred compensation	29

$64,695

A preliminary purchase price allocation was performed and the resulting amounts were included in the Company’s September 30, 2001 Form 10-Q. The preliminary purchase price allocation differed from the final purchase price allocation as follows: the in-process research and development was valued at $3,300 and the completed technology was valued at $5,900. The total purchase price did not change, and the difference was an increase in goodwill.

     The other intangible assets will be amortized on a straight-line basis over the following estimated useful lives, in years:

Completed technology	5
Strategic relationships	1 to 5

     The operating results of BIZ have been included in the consolidated statements of operations since the acquisition date, August 24, 2001.

     Following are the summarized unaudited pro forma combined results of operations for the twelve months ended December 31, 2000 and December 31, 2001, assuming the acquisition had taken place at the beginning of each of those fiscal years. The unaudited pro forma combined statement of operations for the twelve months ended December 31, 2000 was prepared based on the statement of operations of SSP for the twelve months ended December 31, 2000 and the statement of operations for BIZ from April 30, 2000 (inception) to December 31, 2000. Accordingly, eight months of amortization of the intangibles was included. The unaudited pro forma combined statement of operations for the twelve months ended December 31, 2001 was prepared based upon the statement of operations of SSP for the twelve months ended December 31, 2001 and BIZ for the period from January 1, 2001 through August 24, 2001. The unaudited pro forma results exclude the effects of the IPR&D charge but include the amortization of other intangibles and deferred compensation. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the Acquisition been completed when assumed.

     See discussion on impairment of goodwill and other intangibles at Note 2.

	Twelve Months Ended

	December 31,	December 31,
	2000	2001

Net revenues	$39,356	$22,720

Net loss	$(46,106)	$(68,661)

Net loss per share	$(2.22)	$(3.33)

     As the markets for the Company’s products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both will be reduced within the next year. Reasonably possible is defined as more than remote but less than likely. As a result, the remaining goodwill of $26,621 related to the Acquisition at December 31, 2001, may be reduced within the next year.

(5) Investments

     The Company has an investment that is classified as trading securities. The securities are comprised of Class A common stock of Wave Systems Corp., par value $0.01 received in the Acquisition. As of December 31, 2001, the Company had 607,000 shares with an aggregate value of $1,360. For the period ending December 31, 2000 and 2001 the Company recorded realized loss on trading securities of $0 and $530, respectively.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

(6) Inventories

     A summary of inventories follows:

	December 31,

	2000	2001

Raw materials	$258	$112
Work-in-process	86	8
Finished goods	351	316

	$695	$436

(7) Property and Equipment

     A summary of property and equipment follows:

	December 31,

	2000	2001

Leasehold improvements	$65	$65
Machinery and equipment	68	68
Furniture and fixtures	2,140	2,383

	2,273	2,516
Less accumulated depreciation and amortization	1,450	2,155

	$823	$361

(8) Long-Term Debt

     A summary of long-term debt follows:

	December 31,

	2000	2001

Revolving note payable to bank with maximum availability of $5,000, bearing interest at prime plus .625% (10.125% at December 31, 2000) through maturity on May 10, 2002; secured by substantially all assets of the Company	1,509	—
Note payable for insurance financing due in nine monthly payments beginning July 9, 2000 at an annual percentage rate of 7.15%	12	—
Note payable for insurance financing due in eighteen monthly payments beginning July 9, 2000 at an annual percentage rate of 8.18%	484	173
Well Fargo Business Credit accounts receivable financing, discount rate of 1.25% of the receivables factored, interest payable upon payment of receivable	—	1,522

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

	December 31,

	2000	2001

Subordinated convertible note due December 17, 2004 with interest rate at 8.0% per annum compounded annually, interest payable quarterly	—	2,500

	2,005	4,195
Less current installments	1,986	1,695

	$19	$2,500

GBCC Financing

     In June 1999, the Company entered into a three-year lending agreement with Guaranty Business Credit Corporation (“GBCC”) permitting borrowings under a $20,000 secured revolving line of credit facility that commenced on June 14, 1999. The agreement provided for an annual interest rate of prime plus .625%; and a pledge of substantially all of the Company’s personal and real property as collateral. Although the credit facility was for borrowings up to $20,000, under the terms of the agreement the amount of borrowing available to the Company was subject to a maximum borrowing limitation based on eligible collateral.

     On April 18, 2001, the terms of the Company’s revolving line of credit were amended. Under the terms of the amended agreement the maximum borrowings were $5,000, eligible collateral excluded inventory, and the advance rate was 35%. In addition, certain of the financial covenants and requirements were adjusted. The amended $5,000 revolving credit facility contained various covenants and restrictions. Under the terms of the amended agreement, the Company was required to obtain the lender’s consent for any merger, acquisition or consolidation. The lender was not willing to give its consent to the Acquisition and discontinued making advances under the terms of the amended agreement effective with the Acquisition. The lender applied all collections subsequent to the Acquisition to outstanding borrowings until such borrowings and related interest charges were paid in full. All amounts due to the lender were paid in full on October 2, 2001. Once all amounts were paid in full the lender released its security interest in the Company’s assets.

Accounting Receivable Financing

On November 2, 2001, the Company’s wholly owned subsidiary, Pulsar, entered into a financing agreement with Wells Fargo Business Credit, Inc. (“WFBC”), which provides for the factoring of accounts receivable. On November 2, 2001, the Company also entered into a financing agreement for SSP. The term of the agreement shall continue until the earlier of twelve (12) months from the date of this agreement or upon sixty (60) days written notice by one of the parties. The agreement shall continue for subsequent twelve (12) month periods unless sixty (60) days prior to termination date, the Company notifies WFBC. This financing agreement permits the Company to sell, with recourse, certain eligible trade receivables. The agreement contains no limit on the dollar volume of receivable financing, but provides for WFBC’s approval of credit limits for non-government customers. As receivables transferred to the financial institution are collected, the Company may transfer additional receivables. The discount rate charged is 1.25% of the gross receivable factored, which may be increased by .0625% per day for accounts that do not pay within thirty days of the receivable purchase. At the time of purchase, terms call for WFBC to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the discount and any other charges. The agreement requires minimum quarterly fees and discounts totaling $63. The balances due WFBC are guaranteed by the Company’s Co-Chairmen and Co-Chief Executive Officers, (see note 11).

Gross receivables transferred to WFBC amounted to $0 and $2,105 in 2000 and 2001, respectively. The Company is obligated to repurchase certain accounts receivable under the program and, therefore, the transaction does not qualify as a sale under the terms of Statement 140.

     Factored receivables included in the accounts receivable balance as of December 31, 2000 and 2001 were $0 and $1,790, respectively.

	December 31,

	2000	2001

Advances from factor		1,790
Amounts due from factor	—	315

Receivables assigned to factor	—	$2,105
Unfactored accounts receivable	4,405	2,507
Allowances for returns and allowances	(268)	(254)

	$4,137	$4,358

As of December 31, 2001, the Company was in violation of certain provisions of the financing agreement. These violations are related to the Company’s failure to pay debts and obligations as they become due (primarily trade payables) and delays in misdirected payments. During the first quarter of 2002, the Company requested and received a waiver for the aforementioned violations for past events of default through March 31, 2002 and January 31, 2002, respectively. As the waiver expired on March 31, 2002, the Company is in default for failure to pay debts and obligations as they become due. The Company anticipates that it will continue to be in violation of this agreement unless it is able to raise sufficient capital to pay debts and obligations as they become due.

Insurance Financing

     The Company maintains insurance premium financing agreements with Cananwill, Inc. for the payment of certain insurance premiums. The premiums being financed cover policy periods from twelve to twenty four months. The Acquisition caused the amendment of some of the policies carried by the Company. As a result, the premium financing agreements were amended to provide for five monthly installments covering policy periods ending June 30, 2002, which extended the existing policy for the remaining three months. These insurance premium financing agreements are secured by the proceeds of the policies being financed.

Subordinated Notes

During December 2001, the Company issued four separate Subordinated Convertible Notes (the “Notes”) totaling $2,500 with similar terms and conditions. The Notes are due on December 17, 2004 and bear 8% interest per annum

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

payable quarterly. In connection with the issuance of the subordinated convertible notes the Company incurred approximately $28 of issuance costs, which primarily consisted of legal and other professional fees, which are to be paid at a later date. All subordinated convertible notes mature December 17, 2004; bear interest at a rate of 8% per annum, which will be paid quarterly in cash; These notes are convertible at the election of the holders, at any time no such number of shares of our common stock as is determined by dividing the outstanding principal amount of the role being converted by the conversion price in effect at that time. The initial conversion price provided for in the in the notes is $3.60 per share and is subject to adjustment under certain conditions. In addition, upon the closing of a “qualified financing” as defined in the notes, the then outstanding principal and any accrued and unpaid interest on these notes will automatically convert into such number of shares of the type of equity securities sold in that qualified financing as is determined by dividing the amount of principal and interest remaining on the note being converted by the lesser of (a) the price at which the equity securities are being sold in the qualified financing or (b) the conversion price provided in the note being converted in effect at the time. After December 17, 2003, the Company may call for mandatory conversion of the subordinated convertible notes prior to maturity if the Company’s common shares trade at or above an average price of 300% of the conversion price for twenty (20) consecutive trading days and average volume of 200,000 share per day for twenty (20) consecutive trading days. Two of the Notes totaling $750 were issued to the Company’s Co-Chairmen and Co-Chief Executive Officers of the Company.

As of December 31, 2001, the Company was in violation of certain provisions of the Notes. These violations are related to the Company’s failure to pay debts and obligations as they become due and the cross default as a result of the default under the Company’s agreement with WFBC. During the first quarter of 2002, the Company requested and received a waiver for each of the aforementioned violations for past and for anticipated future events of default through January 1, 2003. Furthermore, during the second quarter of 2002, the Company requested and received a waiver for the potential non-payment of interest on the Notes through January 1, 2003.

On April 16, 2002, with the exception of Mr. Winkler and Mr. Shah, the noteholders converted their subordinated convertible notes into 10% secured convertible promissory notes (see note 19).

(9) Accrued Liabilities

     A summary of accrued liabilities follows:

	December 31,

	2000	2001

Professional fees	$334	$161
Accrued vacation	365	457
Accrued compensation	426	384
Wave Development Agreement (note 13)	—	1,389
Other	241	952

	$1,366	$3,343

     In October 2000, BIZ signed a development agreement with Wave Systems Corp. (“Wave”) for the integration of EMBASSY based systems with set-top box master reference designs of Broadcom Corporation. The development agreement was amended in May 2001. Under this amended agreement, the Company is required to pay Wave $278,000 per month beginning June 1, 2001 through December 1, 2002 for work to be performed, or a total of $5,000. Should the Company not make the required monthly payments, Wave may request payment in the form of common stock. As of December 31, 2001, the Company owed $1,389 to Wave for which they have tendered monthly notices of default. The default notices convert the obligation for payment for the delinquent installments from a cash obligation into a stock acquisition right. To date, Wave has made no request for issuance of stock. The $1,389 obligation is carried in Accrued Liabilities of December 31, 2001 (see note 13).

(10) Business Segments and Product Lines

     The Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales and identifiable assets of these segments as of and for the years ended December 31, 2000 and 2001.

	Twelve Months Ended December 31,

	2000	2001

Revenue
Information Security Products and Services	$7,424	$8,246
Network Solutions Market	31,932	14,474

Cost of sales
Information Security Products and Services	$2,681	$4,497
Network Solutions Market	28,479	13,497

Identifiable assets
Information Security Products and Services	$1,373	$27,553
Network Solutions Market	4,370	3,862

     As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

     During the years ended December 31, 1999, 2000 and 2001 the Company had four distinct product lines: network deployment products, data security products, license and service, and electric security systems. In 2000, the Company discontinued the electric security systems product line. Therefore, there is no activity related to the electric security product line in 2001. Following is a summary of total revenues by product line.

	Twelve Months Ended December 31,

	1999	2000	2001

Network deployment products	$26,022	$31,668	$14,474
Data security products	3,565	5,753	6,671
License and service	834	1,671	1,575
Electric security systems	436	264	0

Total net product, license and service revenues	$30,857	$39,356	$22,720

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

(11) Related Party Transactions

KRDS Real Property Lease

     The primary shareholders of Litronic, Inc. formed KRDS, Inc., (KRDS) for the sole purpose of purchasing real estate property. KRDS’s operations primarily consisted of a mortgage obligation, interest, depreciation and rental income from the Company related to the real estate property.

     In February 2000, KRDS leased a building to the Company for its corporate headquarters. The lease expires in February 2007 (see note 13). The facility has an annual rent of approximately $429. In April 2002, the Company and KRDS entered into an agreement whereby upon sixty (60) days notice, the Company may cancel the remaining balance of the facility lease with no future liability. The company has not exercised the exit clause, but anticipates doing so in connection with the lease of a new facility (see below and note 13).

Note Receivable From Shareholder

     The note receivable from shareholder consists of a note acquired as part of the Acquisition. The $500 note was received by BIZ from our co-chairman, Kris Shah, in conjunction with the issuance of BIZ common shares prior to the Acquisition, and therefore will be shown as a reduction of shareholders’ equity until paid. The note has a stated interest rate of 5% per annum and is due on July 24, 2005. On April 12, 2002, in a transaction approved the Company’s board of directors, Mr. Shah prepaid the note by paying to the Company $347 and the Company recording a discount of $153 which was charged against income in the second quarter of 2002. The discount was computed based upon a present value calculation using a discount rate of 20%.

Notes Receivable — Related Party

     On December 31, 1999, the Company had a note receivable from William Davis, the former majority shareholder of Pulsar and the Company’s former president, for $70. This note receivable was paid in full in the fourth quarter of 2000.

     The notes receivable primarily consists of two promissory notes that were acquired as part of the Acquisition of BIZ. As part of a hiring package, an employee received a $10 advance and executed a demand promissory note that included interest at 6%. Subsequently, as part of a loan agreement, the same employee executed a separate promissory note for $37 including interest at 8% due May 3, 2002. The balance of the related party notes includes accrued interest. These balances are included in other current assets in the consolidated financial statements.

Notes Payable To Related Party

     On July 31, 2001, Chase Manhattan Bank (“Chase”) advanced $1,000 to the Company’s Co-Chairman, Mr. Winkler, who then advanced that amount to BIZ for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1,000 demand note with Chase and BIZ executed a $1,000 demand note due September 15, 2001 with J.A.W. Financial, L.P. (“JAW”), an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, the Company made a principal payment of $30, paid accrued interest, and executed a new promissory note to JAW for $970. The terms of the promissory note call for interest of prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160 and one final payment on April 15, 2002 in the amount of $170. The promissory note provides Chase a security interest in the shares in Wave Systems Corp. owned by the Company, and subject to Chase’s loan security guidelines the rights to proceeds from any sales of those shares. At December 31, 2001, the note payable to related party was $304. On March 8, 2002, the promissory note was paid in full ahead of scheduled maturity.

     During 2001, a related party periodically advanced amounts required for the operations of BIZ, which was acquired in the Acquisition. As of December 31, 2001, the Company owed the related party a balance of $88 for such advances. No interest has been paid, accrued or due on such advances.

     The combined total payable to the related party at December 31, 2001 totaled $392.

Subordinated Convertible 8% Notes

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

     In December 2001, the Company’s Co-Chairmen each purchased a three year $375, 8% subordinated convertible note, in a total private placement of $2,500 of such notes. In April 2002, the subordinated convertible notes of the Co-Chairmen were amended to provide that their notes can only be converted upon a financing of $5,000 or more in equity or convertible securities in a private placement to institutional investors at a conversion price that represents a 25% or less discount to trading price of the Company’s stock. As of December 31, 2002, the Company was in violation of certain provisions of the Notes. The Company requested and received a waiver for these violations, see note 8. On April 16, 2002, simultaneously with the filing on Form 10-K for 2001 the Company intends to close a financing whereby with the exception of Co-Chairmen, the noteholders convert their subordinated convertible notes into 10% secured convertible promissory notes (see note 19).

New Facilities Related Party Leasing

     The Company arranged for the lease of two buildings approximating 63 square feet that were under construction and are now complete. The Company’s Co-Chairman, Mr. Shah, has a 25% ownership interest in the entity that owns the two buildings. The leases have an aggregate monthly rental totaling approximately $115, plus common area costs for seven years. On one building totaling 23 square feet, we sublet one half of the building on terms and conditions matching the underlying lease. The sublease is with a related party company owned by our co-chairman, Marvin Winkler. The sub-lessee is currently delinquent on its rent payments to the Company. The Company is in negotiations with the landlord regarding being released from obligations under the lease for the second building totaling 40 square feet. The Company intends to release the sub-tenant and occupy the 23 square foot building based upon having raised $5,000 through secured convertible promissory notes (see note 19). The Company has accrued $2,171 as an estimate for anticipated costs relative to the disposition of the 40 square foot building net of anticipated offsetting sublease income.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

(12) Concentration of Credit Risk and Significant Customers

     Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company’s customer base and their dispersion across different industries and geographic regions. As of December 31, 2000 and 2001, accounts receivable included $3,732 and $3,498, respectively, due from the U.S. Government and related agencies. Sales to the U.S. Government and related agencies accounted for 91%, 81% and 72% of total revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company had sales to two customers that represented 31% and 12% of 1999 total revenue, respectively. The Company had sales to one customer that represented 42% of 2000 total revenue. The Company had sales to one customer that represented 20% of 2001 total revenue. No other customers accounted for more than 10% of total revenue in 1999, 2000 or 2001. Trade accounts receivable aggregated $1,191 and $1,577 from the aforementioned major customers as of December 31, 2000 and 2001, respectively.

     Some key components used in the manufacture of the Company's products can only be obtained from single sources.

(13) Commitments and Contractual Obligations

     The Company leases office space under noncancelable operating leases. The terms of the leases range up to seven years. The following summarizes the future minimum lease payments under all noncancelable operating lease obligations:

Year ending December 31,
2002	$1,707
2003	769
2004	672
2005	672
2006 and thereafter	2,075

$5,895

     Rental expense under noncancelable operating leases was $434, $668, and $679 for the years ended December 1999, 2000 and 2001, respectively. Rental expense and future minimum lease payments for the years 1999, 2000 and 2001 include offsetting income from subleases in the amounts of $126 and $45, respectively.

     The commitment schedule above is net of the following sublease income:

2002	$45
2003	722
2004	722
2005	722
2006 and thereafter	2,165

$4,376

     The corporate headquarters are leased from a related party (see note 11). The remaining term on the previously existing lease extended until September 2001. In 1999, the Company recognized a net loss on the previous lease of $129; this loss includes offsetting sublease income.

     In April 2002, the Company and KRDS entered into an agreement whereby upon sixty (60) days notice, the Company or KRDS may cancel the remaining term of the corporate headquarters lease with no future liability. The exit clause is available provided that all amounts due under the lease are paid current through the date of termination. The Company has not executed the exit clause but anticipates doing so in the connection with the lease of the new facility.

     The Company entered into two lease agreements in October 2001 with a related party (note 11) to move its corporate headquarters to a larger facility. The new facility consists of two buildings with an aggregate of approximately 63 square feet, located in the Irvine Spectrum in Irvine, California. The leases for the Spectrum facilities expire in 2009 and have an annual rent of $1,394.

     The Company is currently occupying its facility leased from KRDS, a related party, and is subletting one-half of one of the Spectrum facilities, consisting of approximately 23 square feet, to a related party. The subtenant is currently delinquent on its rental payments to the Company. To date, the Company has not received any rental income from its subtenant.

     The Company is currently negotiating with the landlord of the new facilities regarding being released from obligations for one of the facilities consisting of approximately 40 square feet. The Company anticipates moving into the 20 square foot building in July 2002 and releasing its subtenant from its rental commitments. In 2001, the Company recognized a net loss on the Spectrum leases of $2,171 which is net of anticipated future sublease income.

     As of December 31, 2001, the Company had unconditional purchase obligations of $8,873 for purchases through 2006.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

EDS

     In November 2000, the Company executed an Alliance Agreement with Electronic Data Systems Corporation (“EDS”) for the marketing of Company products to EDS customers (“Alliance”). The Alliance calls for a joint working relationship between the two companies, which is non-exclusive and has a term of ten (10) years. In February 2001, the Company and EDS executed an engagement letter for EDS to provide certain information technology and consulting services for both the Company’s organizational structure and for a specific customer project. Under these engagements, EDS billed $1,150, of which $458 remained unpaid as of December 31, 2001.

     On August 27, 2001, EDS and the Company executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers (“Pulsar Agreement”). Under the Pulsar Agreement, as of December 31, 2001, $1,488 remained outstanding and unpaid to EDS for purchases of hardware and software.

     The Company and EDS executed a Master Services Agreement (“MSA”) dated as of November 14, 2001, whereby beginning December 1, 2001 and ending December 31, 2006, the Company and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a Trust Assurance Network (“TAN”). The MSA task order (“Task Order”) requires that the Company to pay a monthly fee of $44 for account, test and lab management services beginning January 1, 2002. The obligations for these services can be terminated beginning January 1, 2003 by giving ninety (90) days prior written notice and payment of $400, or beginning January 1, 2004 by giving ninety (90) days prior written notice and payment of $200. Further, the Task Order provides for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45 payable October 1, 2002. Once installation of the production environment TAN is complete, EDS agrees to host the TAN in exchange for a monthly service fee of $59 for thirty-six (36) months and $60 per month for the remaining months of the MSA. The Company may delay implementation of the TAN by paying a fee of $200 prior to January 31, 2003. The Company may terminate the Task Order without cause by paying $400 after January 1, 2004 and providing ninety (90) days prior written notice. In the event the Company is unable to obtain intellectual property rights or licensing consents that may be required, if any, prior to January 1, 2003, and the parties determine there are no software alternatives, then after giving ninety (90) days prior written notice the Company may terminate the Task Order by paying $450.

WAVE SYSTEMS CORP.

     In October 2000, BIZ signed a development agreement with Wave Systems Corp. (“Wave”) for the integration of EMBASSY based systems with set-top box master reference designs of Broadcom Corporation. The development agreement was amended in May 2001. Under this agreement, BIZ is required to pay Wave $278 per month beginning June 1, 2001 through December 1, 2002. Should the Company not make the required payments, Wave may request payment in the form of common stock. As of December 31, 2001, the Company owed $1,389 to Wave, but no requests for stock payments have been made. The Company has included this amount in the accrued liabilities balance at December 31, 2001. These shares are not included in shareholders’ equity as the agreement does not include a limit on the number of shares which could potentially be issued upon the exercise of the stock right by Wave. Additionally, no shares related to this obligation have been included in the earnings per share calculation for the year ended December 31, 2001. Under the terms of the agreement, if SSP fails to pay any installment in full, when payable and if the default is not cured within 30 days after written notice, the unpaid portion of the installment shall automatically convert into stock acquisition rights exercisable by Wave to acquire a number of fully paid, nonassessable shares of common stock of SSP determined by dividing the fair market value, the average of closing price of SSP common stock for the 10 trading-day period prior to the date of exercise, of a share of SSP common stock on the date of exercise of the stock acquisition right into the aggregate of the portion of the installment payment that is not paid on the due date of the installment payment related to the defaults. Separately, should the Company or not purchase $5,000 of goods or services from Wave by June 30, 2003, the Company’s exclusivity relative to certain customers will, at Wave’s option, become non-exclusive.

Wave’s stock acquisition right may be exercised at any time within 10 years of the date of default. SSP may elect, at any time the stock acquisition rights are outstanding and not exercised, to redeem any of the stock acquisition rights and convert the aggregate credit amount into SSP common stock. To date, Wave has made no request for issuance of stock.

The Company has been in default of the agreement since August 2001. Wave has issued monthly notices of default through January 2002. Accordingly, at December 31, 2001, $1,389 was converted into stock appreciation rights. It is management’s intent to make all future payments under the terms of this agreement in stock.

SSP has reserved 1,150,000 shares of its authorized but unissued common stock for issuance to Wave.

EPAY LATINA

     Under a joint marketing alliance agreement executed in August 2001 and will continue for a period of 20 years with ePayLatina (“ePay”), the Company agreed to create the applet to allow ePay’s enhanced security transaction software to communicate with the Company’s card readers. As part of the agreement ePay agreed to purchase and use the Company’s card readers (or other products with similar functionality sold by the Company), and granted the Company a world wide, royalty free exclusive license to use their software. The Company and ePay both agreed to bear their own costs. The Company estimates the cost to complete the applet to be $150. The Company and ePay both agreed to share net revenues from the sales of bundled products on a 50/50 basis.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

(14) Loss Per Share

     The calculation of diluted net loss per share under Statement 128 excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants. The following table sets forth potential common shares that were excluded from the diluted net loss per share calculation for the years ended December 31, 1999, 2000 and 2001 because they are antidilutive for the periods indicated:

	1999	2000	2001

Warrants	370	370	394
Stock options	236	490	1,543

	606	860	1,937

(15) Shareholders’ Equity

1998 and 1999 Employee Stock Option Plans

     Under the Company’s 1998 and 1999 Employee Stock Option Plans (“the Plans”) which were established in April 1998 and April 1999, respectively, the exercise price of options granted will not be less than the fair market value of the related common stock at the date of grant. The total number of shares of common stock available for grant under the Plans is 1,500,000 shares. All stock options granted under the Plans have 10-year terms. Unless otherwise provided by the Board of Directors or a committee of the Board administering the Plans, each option granted under the 1998 Plan vested on December 31, 1998 as to 10-15%, plus an additional 2.5% for each year of service with the Company, and 20% each December 31 thereafter until fully vested. Unless otherwise provided by the Board of Directors, or a committee of the Board administering the Plans, each option granted under the 1999 Plan vests 20% on each one year anniversary from the date of grant.

     During the quarter ended September 30, 2001, the Company increased the authorized number of common shares from 25,000,000 to 100,000,000 which was approved by shareholders on August 23, 2001. In conjunction with the Acquisition, the Company issued approximately 10,875,128 common shares.

     BIZ Interactive Zone, Inc. 2000 Stock Option Plan

     The BIZ Plan was assumed as part of the Acquisition. The BIZ Plan is closed and no additional options can be granted. As of December 31, 2001, there were options outstanding to purchase approximately 814,000 shares.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

2001 Employee Stock Purchase Plan (“ESPP”)

     During the quarter ended September 30, 2001, the Company established the ESPP, which was approved by shareholders on August 23, 2001. A total of 1,000,000 shares of common stock is currently authorized for issuance under the ESPP. If a right expires or becomes unexercisable without having been exercised in full, the shares of common stock that were subject to that right will again become available for grant under the ESPP. The number of shares issuable under the ESPP, and the purchase price per share, is subject to proportional adjustments to reflect stock splits, stock dividends, mergers, consolidations and similar events. To date, no shares have been issued under the ESPP.

Deferred Compensation

     The deferred compensation consists of amounts related to stock options and warrants assumed as part of the Acquisition, as well as non-employee stock option grants and issuance of stock.

     Equity instruments issued to nonemployees are measured using the fair value of the equity instrument using the stock price and other measurement assumptions as of the earlier of the date at which a performance commitment to earn the equity instruments is reached or the date at which the performance is complete.

     During 2001, the Company granted 25,211 stock options to non-employees. The vesting terms of the options ranged from immediate to one year from the date of grant. In connection with the granting of these options the Company recorded deferred compensation of $54 and recognized compensation expense of $67 related to these options as of and for the year ended December 31, 2001. The terms of these options range from two to four years.

     Additionally, in conjunction with the Acquisition, the Company assumed 694,863 options under the BIZ stock option plan. Selected employee stock options were granted to employees with exercise prices less than fair value of the underlying common stock at the date of grant. Accordingly, compensation expense will be recognized and recorded over the vesting period. The options generally vest 25% upon the completion of one year of service and the remaining 75% in equal monthly installments over the next three years from the date of grant. As the Company granted the options to employees at below fair market value the Company recorded deferred compensation and compensation expense as of and for the year ended December 31, 2001. The term of the options is ten years.

     In addition, BIZ granted 118,779 stock options to non-employees in exchange for services prior to the Acquisition. The stock options generally vest over one year and the term of these options is one year.

     The Company recorded deferred compensation related to the BIZ options of $1,139 at December 31, 2001, compensation expense of $227 and reversal of deferred compensation related to terminated employees of $79 for the year ended December 31, 2001.

Warrants

     Warrants to purchase 370,000 shares of common stock at $18.15 per share were issued to the underwriters as part of the Company’s initial public offering. The warrants are exercisable at any time, in whole or in part, during the four-year period commencing on June 9, 2000.

     Under the Acquisition, the Company assumed a warrant for approximately 24,000 shares of common stock at a price per share of $2.11. The warrants vested immediately upon grant and have an exercise period of five years. The warrants were issued above fair market value and accordingly no compensation expense was recorded at the date of grant for these warrants.

Options

     Following is a summary of stock option transactions (shares in thousands):

		Weighted
	Number	Average
	of	Exercise Price
	Shares	Per Share

Options outstanding at December 31, 1998	281	$0.70
Granted	124	8.64
Cancelled	(53)	3.66
Exercised	(116)	0.70

Options outstanding at December 31, 1999	236	4.17
Granted	347	5.43
Cancelled	(65)	5.73
Exercised	(28)	0.70

Options outstanding at December 31, 2000	490	5.05
Granted	1,239	2.60
Cancelled	(111)	4.25
Exercised	(4)	.70

Options outstanding at December 31, 2001	1,614	3.26

     The options granted of 1,239 shares in fiscal 2001 include 837 options assumed by the Company in the Acquisition. As of December 31, 2001, there were 342 shares available for grant.

     As of December 31, 2000 and 2001, the number of options exercisable was 57 at a weighted average exercise price of $0.70 and remaining contract life of 8.3 years and 456 at a weighted average exercise price of $2.88 and remaining contract life of 8.9 years, respectively. The Company had 1,614 options outstanding at December 31, 2001, with a range of exercise prices from $0.70 per share to $9.75 per share.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss would have been increased to the pro forma amount indicated below.

	Year Ended
	December 31,

	2000	2001

Net loss as reported	$41,405	$53,160
Assumed stock compensation cost	259	779

Pro forma net loss	$41,664	$53,939

Pro forma net loss per share-basic and diluted	$4.22	$3.97

     The weighted-average fair value per option granted in 2000 and 2001 was $4.85 and $3.33, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2000 and 2001: risk-free interest rate of 6.08% and of 5.41%, respectively; dividend yield of 0.00%; and volatility of 1.38% and 1.03%, respectively. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company’s stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

Reserved Shares

     In connection with the Wave agreement SSP reserved 1,150,000 shares of its authorized but unissued common stock for issuance to Wave, see note 13. As a requirement for the secured convertible promissory note the Company has been requested to reserve 1,150 shares for its authorized but unissued common stock, see note 19.

Retired Shares

     As part of the Stock Acquisition Agreement dated February 9, 1999, whereby Litronic acquired all of the outstanding stock of Pulsar, Lillian Davis, as a selling shareholder of Pulsar, agreed to indemnify the Company for certain damages if incurred by the Company as specified in the Stock Acquisition Agreement. In November 2000, the Company entered into an agreement with Ms. Davis, a shareholder of the Company, whereby she would, in consideration for a release from specific potential indemnity obligations, transfer 141,573 shares of the Company’s common stock to the Company for cancellation. The release was for specific potential indemnity obligations and Ms. Davis was not released from any potential indemnity obligations outlined in the Stock Acquisition Agreement that were not specified in the release. The 141,573 shares of stock subject to the agreement were transferred to the Company in December 2000 and retired.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

(16) Employee Retirement Savings Plan

     Effective January 1, 1998, the Company established a retirement plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees are able to contribute up to 20% of their compensation not to exceed the maximum IRS deferral amount. The Company may also match employee contributions at its discretion. During 1999, 2000 and 2001, the Company made contributions of $86, $142 and $143 to this plan, respectively.

(17) Income Taxes

     Effective June 9, 1999, the Company became a C corporation as a result of the Company’s initial public offering. Prior to June 9, 1999, the Company had elected to be taxed as an S corporation under the provision of Section 1362 of the Internal Revenue Code. Accordingly, prior to June 9, 1999, the Company had not recorded a provision for Federal income taxes since the liability was that of the shareholders and the S corporation was subject to a 1.5% California tax rate on earning before income taxes.

     The provision (benefit) for income taxes from continuing operations is comprised of the following for the year ended                               :

	December 31,

	1999	2000	2001

Current:
Federal	$—	$—	$—
State	(43)	6	53
Foreign	—	—	—

Total	$(43)	$6	$53

     Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The significant components of deferred income taxes are as follows:

	December 31,

	1999	2000	2001

Deferred tax assets:
Net operating loss carryforward	$1,165	$3,686	$9,086
Credit carryforward	97	314	237
Accrued expenses	236	433	—
Start-up cost	—	—	6,444

Total deferred tax assets	1,498	4,433	15,767
Less valuation allowance	(1,498)	(4,433)	(15,767)

Net deferred tax assets	$—	$—	$—

     The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences, net operating loss carryforwards and credit carryforwards where it is more likely than not that the Company will not receive future tax benefits. The net change in the valuation allowance for the year ended December 31, 2000 and 2001 was $2,935 and $11,334, respectively. The year 1999 was the first year that the Company recorded deferred tax assets, as the Company was previously an S corporation and thus no deferred tax assets had been recorded prior to June 9, 1999.

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be allocated as follows:

Income tax benefit that would be reported in the consolidated statements of operations	$9,163
Goodwill	6,604

Total	$15,767

     As of December 31, 2001, the Company has Federal and state net operating losses (NOL) carryforwards of approximately $25,000 and $9,900, respectively. These NOL carryforwards will expire through year 2021 for the Federal NOL and 2006 for the state NOL. Additionally, the Company has Federal and state research and experimentation (R&E) credit carryforwards of approximately $108 and $129, respectively. These R&E Credit carryforwards expire through 2021 for the Federal R&E Credit and indefinitely for the state R&E Credit.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

     Income tax expense differs from the amount computed by applying the Federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

	Year Ended December 31,

	1999	2000	2000

Statutory tax rate	(34)%	(34)%	(34)%
Goodwill amortization and impairment of goodwill and other Intangibles	10%	32%	27%
In-process research and development	—	—	1%
Change in valuation allowance	30%	7%	9%
State income taxes, net	(6)%	(5)%	(4)%
Research and experimentation credit	—	—	—
Other	1%	—	1%

Effective tax rate	1%	—%	—%

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

(18) Contingent Liabilities

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

     The Company had cost reimbursable type contracts with the Federal Government. Consequently, the Company is reimbursed based upon the direct expenses attributable to the contract, plus a percentage based upon overhead, material handling, and general administrative expenses. The overhead, material handling, and general administrative rates are estimates. Accordingly, if the actual rates as determined by the Defense Contract Audit Agency are below the Company’s estimates, a refund for the difference would be due to the Federal Government. It is management’s opinion that no material liability will result from any contract audits.

     We are involved from time to time in various litigations that arise in the ordinary course of business. We are not currently involved in any litigation that we believe will have a material impact on our results of operations, financial condition or liquidity.

     On January 16, 1998, G2 Resources Inc. (G2) filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provided that Pulsar pay G2 $500 in 30 monthly installments of $16 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10,300. Pulsar asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claimed that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar asserted defenses to Classical’s claim. On April 20, 2001, a court hearing was held and G2’s complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. On May 22, 2001, G2 filed a new complaint against Pulsar. The Company believes that the claims made by G2 and Classical against Pulsar are without merit and intends to vigorously defend against these claims.

     During the second quarter of 2001 Microsoft notified the Company regarding the alleged sales of unlicensed copies of Microsoft Office. The software in question was purchased from a major computer hardware manufacturer and was resold to one of the Company’s customers in a package that included both hardware and software. The Company is currently investigating the matter, and does not anticipate that the outcome will have a material impact on its results of operations, financial condition or liquidity.

     We were recently served with a lawsuit filed by Dell Marketing, LLC pertaining to overdue amounts for computer products purchased for resell through Pulsar. The suit asserts claim for payment of $322, which the Company anticipates it will pay.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(In thousands, except share and per share data)

     The Company currently holds multiple contracts with the Federal government. In particular, three of these contracts permit the Company to provide goods and services to various Federal government agencies. Although these contracts are currently up for renewal, it is possible they may not be renewed or may be cancelled by the Federal government due to the Company’s inability to perform as required under the contracts.

    The Company is currently in negotiations with the various government agencies it contracts with to initiate and implement the corrective measures necessary to insure the uninterrupted continuity of the contracts. Although there is no assurance that the contracts will be renewed or that they will not be cancelled, the Company has reason to believe they will be renewed. However, if the contracts are not renewed or if they are cancelled, then a significant portion of the Company’s revenues will be lost which would have a significant impact on the Company's financial condition, results of operations and liquidity.

    As of December 31, 2001, accounts payable totaled $9,495. Of that amount, $4,629 are aged at least 90 days. As indicated elsewhere in this footnote, one of the Company's vendors have already commenced legal actions to collect payables of $322, while others have threatened collection action. Unless payment is made or satisfactory payment plans agreed to, it is likely that the remainder of the vendors will eventually initiate legal actions to collect the amounts owed to them. Currently, the Company has the intent to satisfy its vendor obligations through a combination of payment negotiations, which include extending the terms over time, partial payments of the obligations due as payment in full and converting obligations to long term notes payable.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

(19) Subsequent Events

GET/SSP LLC

GET/SSP, LLC, a Nevada limited liability company, (“GET/SSP”) was formed in January 2002 as a wholly-owned subsidiary of the Company. The entity was formed with the intention of having it conduct all business and any required financing activities on behalf of the Company. Also, in January 2002, GET/SSP and the Venetian Hotel based in Las Vegas, Nevada, (“Venetian”) executed an agreement regarding the formation of a joint venture for the development and conduct of on-line gaming portal(s) (“Joint Venture”) in venues where such activity complies with all regulatory requirements.

While GET/SSP and the Venetian made initial estimates of development costs, operating costs and timing, the agreement provides for the parties to work together to refine and finalize the initial estimates. The agreement states a required commitment for the development and start-up costs of up to $15,000. Based upon the joint work since signing the original agreement, management believes that these costs will not exceed $3,000. Timing for implementation was deferred for several months, and the Venetian has expressed the desire to market the on-line gaming venture through a separate hospitality program. As currently contemplated, the hospitality program is to be developed under separate contract by the Company to build upon current Venetian processes and customer interfaces. The deployed hospitality program will then be used as a platform to launch into on-line gaming capabilities in order to help absorb device costs and lower customer acquisition costs.

GET/SSP and the Venetian have agreed to waive defaults existing under the original Joint Venture and continue the process of business development. The Joint Venture creates no legal liability for the Company to provide financing or working capital. The Company intends to offer outside investors a financing instrument that will reduce the Company’s ownership to less than 100%, provide the investor a priority return plus the return of invested capital and a continuing ownership interest in GET/SSP. The amount of the financing is not currently known, but the Company intends that GET/SSP will be a self-financing entity, and that financial obligations will not extend to the Company.

Secured Convertible Promissory Notes

On April 15, 2002, the Company completed a private financing of $5,000 in the form of $4,000 in 10% secured convertible promissory notes, $653 in secured non-convertible promissory notes ($153 held by Co-Chairman Kris Shah and $500 held by co-Chairman Marvin Winkler) and the pre-payment of a $500 note due from Kris Shah, less a discount of $153. The discount was based upon a present value using the rate of 20% for early payment and will be charged against earnings in the second quarter of 2002. In connection with the issuance of the secured convertible promissory notes the Company incurred approximately $285 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. All promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash, or at the Company’s discretion, in common shares based upon the trailing thirty (30) day average prior to the interest due date; and the $4,000 of convertible promissory notes, in whole or in part, are convertible at the option of the holder into an aggregate of approximately 4,000,000 shares of the Company’s common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the convertible promissory notes have detachable warrants exercisable for three (3) years to purchase an additional 2,400,000 shares at $1.30

SSP SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

per share. The convertible notes are automatically converted prior to maturity if the Company’s common shares trade at or above an average price of $3.00 per share for twenty (20) consecutive trading days and average volume of 100,000 shares per day for twenty (20) consecutive trading days. The Company is subject to restrictive covenants related to the secured convertible and non-convertible promissory notes that prevents the Company from pledging intellectual property as collateral.

(20) Quarterly Financial Data (Unaudited)

     Selected quarterly financial data for 2001 and 2000 is as follows:

				Basic and
				Diluted
	Net	Gross	Net	loss
	revenues	profit	loss	per share

2001:
Fourth quarter	$6,738	$809	$(41,644)	$(2.02)
Third quarter	5,155	1,022	(7,355)	(0.52)
Second quarter	6,349	1,616	(1,785)	(0.18)
First quarter	4,478	1,279	(2,376)	(0.24)

Total	$22,720	$4,726	$(53,160)

2000:
Fourth quarter	$10,473	$2,062	$(33,872)	$(3.45)
Third quarter	15,111	2,760	(1,652)	(0.17)
Second quarter	9,050	2,439	(2,420)	(0.24)
First quarter	4,722	935	(3,461)	(0.35)

Total	$39,356	$8,196	$(41,405)

SCHEDULE II

SSP AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(In thousands)

		Additions
	Balance At	Charged to	Additions	Deductions—
	Beginning	Costs and	Due to	Amounts	Balance At
Description	of Period	Expenses	Acquisition	Written Off	End of Period

Year Ended December 31, 1999 Allowance for doubtful accounts	$14	$327	$194	$145	$390

Year Ended December 31, 2000 Allowance for doubtful accounts	$390	$286	$—	$408	$268

Year Ended December 31, 2001 Allowance for doubtful accounts	$268	$401	$—	$415	$254

S-1

EXHIBITS

Exhibit		Page
Number	Description	Number

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 contained in Registrant’s Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 contained in Registrant’s Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999).

4.1	Form of Stock Certificate.

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 contained in Registrant’s Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999).

4.3	Warrant Agreement (incorporated by reference to Exhibit 4.2 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about May 6, 1999).

4.4	SSP Solutions, Inc. Purchase Agreement, 8.0% Subordinated Convertible Notes, dated December 17, 2001 (without schedules).

4.5	Subordinated Convertible Note, dated December 17, 2001, between SSP Solutions, Inc. and Richard P. Kiphart.

4.6	Subordinated Convertible Note, dated December 17, 2001, between SSP Solutions, Inc. and Sandy Tennant.

4.7	Amended and Restated Subordinated Convertible Note, dated December 18, 2001, between SSP Solutions, Inc. and Marvin J. Winkler.

4.8	Amended and Restated Subordinated Convertible Note, dated December 18, 2001, between SSP Solutions, Inc. and Kris Shah.

10.1	Employment Agreement with Kris Shah (incorporated by reference to Exhibit 10.1 contained in Registrant’s Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999).

10.2	Litronic Industries, Inc. 1998 Stock Option Plan and form of Litronic Industries, Inc. 1998 Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 contained in Registrant’s Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999).

10.3	SSP Solutions, Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 4.5 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001).

Exhibit		Page
Number	Description	Number

10.4	Form of SSP Solutions, Inc. Amended and Restated 1999 Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.6 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001).

10.5	BIZ Interactive Zone, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.3 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001).

10.6	Form of BIZ Interactive Zone, Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.4 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001).

10.7	SSP Solutions, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001).

10.8	Form of SSP Solutions, Inc. 2001 Employee Stock Purchase Plan Subscription Agreement (incorporated by reference to Exhibit 4.2 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001).

10.9	Award Contract between Maryland Procurement Office and Litronic Industries, Inc. dated June 27, 1997 (incorporated by reference to Exhibit 10.11 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about May 6, 1999).

10.10	Modification dated February 3, 1999 of Original GSA Contract GS-35F-4232D dated May 3, 1996 (incorporated by reference to Exhibit 10.26 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about June 1, 1999).

10.11	Deed of Lease Agreement between Pulsar Data Systems, Inc. and Massachusetts Mutual Life Insurance Company dated August 11, 1998 (incorporated by reference to Exhibit 10.27 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about June 1, 1999).

10.12	Basic Ordering Agreement dated April 16, 1998 between the United States of America and Litronic (incorporated by reference to Exhibit 10.38 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about May 6, 1999).

10.13	Nonexclusive Distributor Agreement dated April 27, 1999 among Litronic and Itochu Techno-Science Corporation and Itochu Corporation (incorporated by reference to Exhibit 10.39 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about June 1, 1999).

10.14	Equipment Purchase, Software License and Maintenance Agreement dated April 20, 1999 between Bank of America and Litronic (incorporated by

Exhibit		Page
Number	Description	Number

reference to Exhibit 10.40 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about May 6, 1999).

10.15	Lease agreement between KRDS, Inc., and the Company, dated January 2, 2000 (incorporated by reference to Exhibit 10.14 contained in Registrant’s Form 10-K filed with the Commission on or about April 19, 2001).

10.16	Purchase, Development, and Deployment Agreement dated October 2, 2000 between BIZ Interactive Zone, Inc. and Wave Systems Corporation.

10.17	Amendment No. 1, dated May 10, 2001, to Purchase, Development, and Deployment Agreement dated October 2, 2000 between BIZ Interactive Zone, Inc. and Wave Systems Corporation.

10.19	Lease agreement, dated October 10, 2001, between Litronic Inc. and Research Venture LLC, related to real property located at 9012 Research Drive, Irvine, California 92618.

10.20	Lease agreement, dated October 10, 2001, between Litronic Inc. and Research Venture LLC, related to real property located at 11 Cushing, Irvine, California 92618.

10.21	Account Purchase Agreement dated as of November 2, 2001 by and between Pulsar Data Systems, Incorporated and Wells Fargo Business Credit, Inc. for the sale and assignment of Accounts Receivable (incorporated by reference to Exhibit 10.6 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001).

10.22	Account Purchase Agreement dated as of November 2, 2001 by and between SSP Solutions, Inc. and Wells Fargo Business Credit, Inc. for the sale and assignment of Accounts Receivable (incorporated by reference to Exhibit 10.7 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001).

10.23	Guaranty dated as of November 2, 2001 by Kris Shah for the benefit of Wells Fargo Business Credit Inc. relative Pulsar Data Systems, Inc. Purchase Agreement dated November 2, 2001 (incorporated by reference to Exhibit 10.8 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001).

10.24	Guaranty dated as of November 2, 2001 by Kris Shah for the benefit of Wells Fargo Business Credit Inc. relative to SSP Solutions, Inc. Purchase Agreement dated November 2, 2001 (incorporated by reference to Exhibit 10.9 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001).

10.25	Guaranty dated as of November 2, 2001 by Marvin Winkler for the benefit of

Exhibit		Page
Number	Description	Number

Wells Fargo Business Credit Inc. relative Pulsar Data Systems, Inc. Purchase Agreement dated November 2, 2001 (incorporated by reference to Exhibit 10.10 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001).

10.26	Guaranty dated as of November 2, 2001 by Marvin Winkler for the benefit of Wells Fargo Business Credit Inc. relative to SSP Solutions, Inc. Purchase Agreement dated November 2, 2001 (incorporated by reference to Exhibit 10.11 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001).

10.27	Master Services Agreement, dated December 1, 2001, between SSP Solutions, Inc., Electronic Data Systems Corp., and EDS Information Services LLC.

10.28	Task Order Number 2001-001, dated December 1, 2001, between SSP Solutions, Inc., Electronic Data Systems Corp., and EDS Information Services LLC.
10.29	Promissory Note and Pledge Agreement, dated July 24, 2000, between Kris Shah and BIZ Interactive Zone, Inc.

10.30	Reseller Agreement between Control Break International Corp. and SSP Solutions, Inc.

10.31	Contribution Agreement, dated January 15, 2002, between Venetian Casino Resort, LLC and GET/SSP, LLC.

21	Subsidiaries of the Registrant.