Form 10-K/A
period 2001-12-31
SSP SOLUTIONS INC
filed 2002-04-30
CIK 1078717

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

AMENDMENT NO. 1
to
FORM 10-K

____________

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

Yes [X]    No [  ]

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     The aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $9,750,000 on April 26, 2002, based upon the closing sale price of such stock on April 26, 2002.

     Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

     As of April 26, 2002: Common Stock: 20,664,832 Shares

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933: None.

PORTIONS AMENDED

     The registrant hereby amends the cover page of its Form 10-K for the fiscal year ended December 31, 2001 to replace the paragraph on the cover page titled “Documents Incorporated by Reference,” amends Items 10 through 13 of Part III of the Form 10-K to set forth the information that the registrant intended to incorporate by reference from the registrant’s definitive proxy statement relating to the registrant’s 2002 annual meeting of shareholders, and makes various other changes throughout the body of the Form 10-K. No material changes are being made to the registrant's consolidated financial statements and financial statement schedule.

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

     When used in this report, the words “anticipate,” “believe,” “intends,” “estimate,” “plan” and “expect” and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important facts herein identified, among others, and other risks and factors identified from time to time in our reports with the Securities and Exchange Commission (the “Commission.”).

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

     We are developing the SSP Solution Suite™, which provides security from the Core to the Edge™ of the Internet, across any digital platform. By offering the SSP Solution Suite™ with additional stand-alone products and services, we will provide what we believe to be the highest level of security products and services commercially available. We have licensed the rights to use a broad array of technology components and have combined these technology components with our own proprietary security products. We are uniquely positioned to deliver a complete range of highly customizable data security solutions across a broad range of industries and agencies. Our business model anticipates revenue from product sales, software integration, third party integration consulting services and recurring revenue streams based upon transaction fees or participations. Recurring revenue is also anticipated from strategic alliances with third party integration consulting services for the delivery and joint marketing of the SSP Solution Suite™ to end users in the data security market.

     We have partnered with Electronic Data Systems, (“EDS”), to provide our security products and services to secure electronic commerce and communications over the Internet and other IP based communications networks. EDS is a leading global services company serving more than 9,000 accounts in 55 countries. After testing, we understand that EDS has committed resources and capital to promote our SSP Solution Suite™ to new and existing customers requiring upgraded information security for internet-based transactions and information distribution in the financial, healthcare, education, and entertainment industries as well as governmental agencies.

     EDS has installed the SSP Solution Suite™ into its testing/interoperability laboratory and has successfully tested the SSP Core Technologies’ components. We plan to pursue additional strategic alliances with other systems integrators for the delivery and joint marketing of the SSP Solution Suite™ to end users in the data security market.

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

Industry Background

     Consumers, businesses and government agencies are increasingly relying on the Internet and IP-based networks to conduct electronic commerce and communications. The increasing proliferation of, and reliance on, shared electronic data has caused data security to become a paramount concern of businesses, government agencies, financial and educational institutions, healthcare providers and consumers. Continued expansion of electronic commerce and communication will require the implementation of improved security measures that will irrefutably verify the identity of a party over the communication channel and ensure that the confidentiality of the information being transmitted is maintained. The SSP Solution Suite™ provides a comprehensive solution for entities and consumers seeking to provide protection for their transactions and proprietary data.

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

Our Solution

     SSP products and solutions are positioned to address the full range of data security problems. The open architecture and platform independence of our designs allow our products to operate with virtually any operating system regardless of the choice of hardware, token (smart cards, PKI cards, PCMCIA cards) or algorithm. In addition to providing a complete range of hardware and software products for enterprise-wide data security, we also provide the software that enables the enterprise to organize and manage its data security system, from initialization to secure archive and recovery. We continuously identify technologies that will enhance and improve our products. We expect to add these technologies to the SSP product range and the SSP Solution Suite™ periodically through internal development and licenses with third parties.

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

Network (“TAN”), operated by EDS as the neutral party for registration of EMBASSY (EMBedded Application Security System) devices. Registration of EMBASSY devices with the TAN will establish the identities of the parties, verify ability to pay prior to shipment, and process payments according to the instruction of the supplier upon product delivery. SSP and EDS will both earn commissions from the transaction processing and will have the potential to earn revenue from applet development and content preparation work.

     Case 3: Financial Services

•	Currently, on-line banking and trading is limited to simple consumer activity. Large institutions rely on closed, legacy-based systems due to the lack of security and user authentication. This security is vital for conducting large real-time financial transactions. SSP has partnered with ePayLatina, developers of the enhanced transactional secure software (“ETSS”) software, to deploy smart cards and smart card readers throughout the Dominican Republic and parts of Latin America. The Company anticipates that this bundled package will allow consumers to conduct ATM and debit transactions, as well as traditional credit card transactions, over the Internet. The initial deployment agreement by ePayLatina involves La Nacional de Envios, the leading public payment system in the Dominican Republic, purchasing 1,500 secure card readers. SSP will receive revenue from the product sale, as well as a transactional revenue fee from each transaction that takes place. Our solution will enable open platform recurring revenue streams and seamless integration with both businesses and consumers. SSP smart card readers can be used to facilitate all types of secure transactions, including direct movement of funds (true electronic funds transfer), for shopping, on-line payments, on-line trading, mortgage banking and insurance. SSP will participate in the revenue sharing model and receives a percentage of each transaction. Similar programs will be in development for North America and Europe.

     Our data security products are designed with an open architecture making them compatible with virtually all commonly used network hardware and enabling them to operate independently of algorithms, platforms, applications, or tokens. Due to our open architecture design, users will be able to either purchase a complete data security solution or integrate specific components with their existing security systems and implement additional components as their needs evolve. Our SSP Solution Suite™ will offer the highest level of commercially available data security, a complete, end-to-end range of data security products with what we believe is the highest level of commercially available data security.

Business Strategy

     Our objective is to become the leading provider of data security solutions for the digital economy. Key elements of our strategy include:

•	Expand Our Targeted Customer Base. SSP has experienced a significant level of governmental sales and has achieved technological credibility. We intend to develop a strong sales and marketing force initially targeting government requirements, enterprise secure access, on-line gaming applications and financial institutions. We intend to build a strong customer base for the SSP Solution Suite™ and our stand-alone components in both the commercial and government sales markets.

•	Strengthen Strategic Relationship with EDS and Develop Relationships with Other Systems Integrators. Systems integrators design, compile, install, and manage electronic communication and electronic commerce systems, using their own components and those of third parties. Our products will enable systems integrators to create value added solutions for their customers. We believe that strategic relationships with large systems integrators represent our greatest opportunity to penetrate the data security market and provide the security components for large installations. We intend to aggressively pursue and develop similar relationships with other systems integrators.

•	Promote Sales of Stand-Alone Components. SSP’s open standards will enable the various SSP products to be sold as components. For example, by connecting a smart card reader through a USB port, a PC user can incorporate a secure device for accessing records, paying for products, or securing the transmission of information. We intend to leverage our installed base of customers through EDS and other systems integrators and our brand name recognition to expand the distribution of components through value added resellers and hardware device manufacturers.

•	Establish a Brand Name. Establishing a strong brand name is essential to attracting and expanding a broad and diverse customer base in both the commercial and government markets. We intend to build our brand by leveraging our relationships with well-known systems integrators such as EDS and through joint marketing efforts with such strategic partners. We will participate in major industry trade shows, and advertising in both value-added reseller, VAR, channel-related trade periodicals and end-user focused commercial periodicals. It is our goal to establish a brand name that is equated with an assurance of security.

•	Continue to Enhance the SSP Solution Suite™ . The SSP Solution Suite™ will provide end-users with a comprehensive solution for their data security needs. We continuously seek to identify new components or technologies to add to the SSP Solution Suite™ , including, for example, biometric identification technologies. As we identify appropriate technologies, we will add new products to the SSP Solution Suite™ . These additions will be made either through internal development or through third party licenses.

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

Direct Marketing

     As of April 26, 2002, we employed a direct sales, business development and marketing force of 13 full-time individuals to market our data security products and services. Our target audiences include: financial, healthcare, education and entertainment industries and federal, state, local, and foreign government agencies. Our sales force is responsible for soliciting prospective customers and providing technical advice and support with respect to our products and services. Additionally, we use telemarketing efforts to target commercial accounts and federal government agencies. It is our intention to achieve greater penetration into markets by using direct sales personnel with significant market expertise. We will also be employing consultants with established relationships in the commercial marketplace.

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

     Initially, we plan to focus on the distribution of our individual data security components. By initiating sales relationships with the individual components of the SSP Solutions Suite™, we will be able to expand our sales distribution to include the complete suite. We do not anticipate sales of our SSP Solution Suite™ being delivered until 2003. The target markets for distribution of our SSP Solution Suite™ products include the following:

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

     The General Services Administration (“GSA”), the central procurement agency for the U.S. government, negotiates schedule contracts. Government agencies and other authorized purchasers, although not required to do so, may purchase goods and professional services under GSA schedule contracts using predetermined price ceilings, terms, and conditions. GSA schedule contracts are awarded on the basis of a number of factors, the most important of which are compliance with applicable government regulations and the prices of the products to be sold. A blanket purchase agreement, or “BPA”, is a simplified, but non-mandatory, fixed-price, indefinite delivery-indefinite quantity, contract for the government to purchase products, at pre-negotiated terms and conditions. Purchases made under BPAs are often paid using a government-issued credit card. Federal government agencies are authorized to enter into BPAs with GSA schedule holders. The GSA-authorized BPAs incorporate many terms and conditions of GSA schedule contracts, often at lower prices than available on the GSA schedules.

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

     Our customer base includes:

Bank of America, N.A	Lockheed Martin Corporation
Booz Allen & Hamilton Inc.	National Institute of Health
Department of Budget and Fiscal Planning	National Security Agency
Defense Finance and Accounting Service	U.S. Army Corps of Engineers
EDS	U.S. Border Patrol
EEOC Financial Management Division	U.S. Department of Justice
Federal Bureau of Investigation	U.S. Patent and Trademark Office
General Services Administration	U.S. Department of State
Immigration and Naturalization Service	U.S. Probation Office
Leads	VeriSign

Customer Service and Support

     As of April 26, 2002, our customer service and support staff consists of 58 persons, including 48 engineers and technical support personnel, and works closely with customers and prospective customers to provide comprehensive service and support for our products and systems.

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

Software

•	NetSign® CAC (Common Access Card). NetSign® CAC is a complete smart card client package that provides network security and desktop protection for users of the GSA Common Access Card (“CAC”). With a NetSign® CAC-enabled system, users can be assured of strong authentication, confidentiality and non-repudiation at speeds of up to three times faster than competitors’ products. NetSign® CAC is a complete smart card client package that provides network security and desktop protection for users of the GSA CAC. With a NetSign® CAC-enabled system, users can be assured of strong authentication, confidentiality and non-repudiation at speeds substantially faster than competitors’ products. NetSign® CAC allows users to digitally sign and encrypt e-mail and access secure Web sites using via Microsoft and Netscape e-mail and browser packages. Supported by Windows NT smart card logon, Windows 2000 certificate-based logon and workstation locking using CAC smart cards issued by the DoD, NetSign® CAC offers a high level of desktop security. We have collaborated with prime contractors to provide bids on these programs.

•	NetSign and NetSign GT (Global Trust). These products are software adapters that integrate smart cards and digital certificate technology to enhance security in electronic commerce software systems. They are used for e-mail, Internet access, file access, and web browsers like Netscape Communicator and Microsoft Explorer. NetSign and NetSign GT software products are bundled with a smart card reader/writer and with smart cards. NetSign GT supports the Identrus bank security model and Profile Manager GT.

•	Profile Manager and Profile Manager GT. Profile Manager is a complete PKI lifecycle management solution. Profile Manager provides token-based security systems management from initialization to secure archive and recovery. For the recovery of token-based information, Profile Manager provides an optional integration with a secured database of private keys and other user identification information, and the use of third-party certificate authorities. Profile Manager integrates with NetSign,

NetSign GT, and other token-enabled products to provide a complete solution for a company’s security requirements. Profile Manager includes secure Internet access, digitally signed and encrypted e-mail, desktop file encryption and secure remote network access. Profile Manager GT supports the Identrus bank security model and NetSign GT.

•	Maestro Cryptographic Library. Maestro is a multi-protocol cryptographic library that enables software developers to incorporate secure token-based, symmetric-key and asymmetric-key cryptography into their application software. Maestro is a multi/concurrent access, cross-platform system that supports multiple types of tokens such as smart cards, PCMCIA cards and cryptographic algorithms. Coupled with token reader/writers, Maestro supports devices over commonly used interfaces, including keyboard, serial, small computer system interface, or SCSI, parallel port and universal serial bus. Maestro currently supports two commonly used cryptographic interface protocols. We are developing additional protocol adapters to expand the functionality of Maestro. Maestro is compatible with Windows 95, 98, 2000 and NT operating systems as well as all popular UNIX platforms.

•	EMBASSY Applet Development Kit. The EMBASSY Applet Development Kit, or ADK, will enable a user to develop applications to use the resources of the EMBASSY system. A content provider will use the ADK to write an interface between the application and the EMBASSY device to enable execution in a secure environment.

•	Authentication Applet. The authentication applet will contain instructions for access control, group membership and community support. The applet will register the user’s EMBASSY device within the trust assurance network, which is the neutral third party facilitator for secure transactions and value exchanges.

Tokens and Token Readers

•	SSP USA Smart Card Family. SSP has completed the development of next generation PKI cards in cooperation with Atmel and the National Security Agency. Forté, the newest member of the USA family, is a high-speed 32-bit SOC (System On a Chip) microprocessor that is designed with a high-speed USB interface in addition to the International Standards Organization (“ISO”) interface. The USA smart cards will have a larger storage capacity and faster processing speed than existing smart cards. Forté offers PCMCIA level performance at a price competitive with PKI smart cards. We anticipate commercial shipments of the Forté smart card to begin in 2002.

•	Other Security Tokens. In addition to the USA family of smart cards, we offer off-the-shelf ISO standard smart cards ranging from storage-only cards to cards containing cryptographic capabilities. Because our products are open-architecture, open-platform and open-token, as well as algorithm and application program interface (“API”) independent, they work with third-party tokens, such as PCMCIA cards, smart cards, rings, proximity cards and plastic keys and other commercially available tokens for use with our reader/writers and application software.

•	SSP 210 Smart Card Reader. The SSP NetSignia 210 Smart Card Reader is an ISO 7816 compliant device featuring direct communication between the host computer and the smart card.

•	SSP 250 Biometric Smart Card Reader. The SSP 250 Biometric Smart Card Reader integrates fingerprint biometrics to secure data transmissions, protect communications and transaction, and proof of identity in networked and physical environments. With its embedded fingerprint verification system, the SSP 250 represents a significant advance in digital security, bringing the same level of protection, authentication and non-repudiation to virtual transactions. The SSP 250 also enables strong levels of physical access and verification of identity, promising powerful security for employee verification, funds transfer, encrypted communications and granting of physical and electronic access to personal records, documents or transactions.

•	ARGUS 300. The ARGUS 300 consists of a tamper-resistant ISA or PCI board and external reader/writer and is connected to the keyboard. The ARGUS 300 incorporates DES (Data Encryption Standard) encryption technologies and offers additional security features such as boot protection, electronic commerce security and protected PIN path directly through the board rather than through an external device that might be tampered with by an unauthorized user. The ARGUS 300 is validated for electronic signature by the National Institute of Standards and Technology, the U.S. Treasury Department and General Accounting Office.

•	PCMCIA Client Reader/Writer. We offer a series of single and dual-socket PCMCIA card reader/writers for both internal and external application, that interface via various ports such as SCSI, ISA bus, PCI bus, universal serial bus and parallel port.

These reader/writers incorporate our proprietary device drivers, which provide the interface between the reader/writer and its application software such as Maestro and third-party application software.

•	Argus 2108. We offer a reader/writer that contains sockets for up to eight PCMCIA cards, is used on the enterprise’s server side and incorporates the device drivers and other technologies of our other PCMCIA readers. The Argus 2108 interfaces with the host server to enable the host server to provide rapid/simultaneous processing of cryptographic functions received from numerous clients.

Hardware

•	G-Server. The G-Server is a transparent, dedicated server that continuously monitors and verifies web content as it leaves a web server. Content being sent out of a protected web server is compared to the digital signatures of the content. When the signature is validated, the content is sent on with a 2ms delay. If the signature does not match, a cached copy of the content is sent to ensure that the user receives only the intended content. The device also alerts administrators if an intrusion is in process. We are a re-seller of this product.

•	EMBASSY Chip and Hardware Development Kit. EMBASSY is the basis of a trusted client architecture. The EMBASSY chip provides the secure execution environment from within which applets are executed. The chips will be embedded into manufactured edge devices and attached to legacy systems.

•	SSP XBoard. SSP has developed a server accelerator, formerly called the Cipherserver, designed to maximize the performance of secure web servers by eliminating the processor bottlenecks incurred by SSL. The XBoard off-loads the public key functions to on-board processors, frees up CPU resources, and provides almost instant responses to the customer.

Services

•	Trust Assurance Network. The TAN is a secure hardened network of servers, application developers, and certifying agents that authorize, validate, and authenticate EMBASSY devices, applications and each other. Features include: EMBASSY device registration and synchronization, applet publishing, certification, installation, revocation, upgrades, inventory and personalization. The TAN serves as the neutral third party for transactions between providers and users.

•	PKI Professional Services. Designed to complement in-house resources and meet an organization’s security requirements, our professional services team develop solutions that address the lifecycle of a security system from planning, installation and training through to deployment and maintenance.

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

Strategic Alliances

     We plan to increase our vertical market penetration and enhance our product line by continuing to develop strategic alliances with other companies in the data security and network integration industries. We have developed strategic alliances with companies in an effort to:

•	incorporate our components into third party products;

•	develop additional products and services;

•	increase research and development efforts;

•	generate more proposals and presentations for products and services; and

•	license technology.

     We intend to pursue and develop strategic alliances with systems integrators for the marketing, sale, and distribution of our products in the data security market. We currently have a strategic relationship with EDS, one of the leading systems integrators, to provide us with an installed base of customers for our products.

     Strategic alliances assist in expanding our marketing and technical capabilities. They are intended to increase the distribution and market acceptance of our data security products and the SSP Solution Suite™ .

     Strategic alliances are expected to allow us to integrate third-party products into our product offerings in a cost effective manner and provide our clients with customized information technology solutions. Strategic alliances also allow us to incorporate our products into third parties’ products and accelerating the adoption of our products into the market. This enhances and helps to establish the SSP brand name. Our strategic alliances currently include the following:

•	EDS. We have a strategic alliance agreement with EDS to market and sell the SSP Solution Suite™

•	Netscape and Microsoft. We provide enhanced e-mail security features to Netscape and Microsoft browser programs through integration of our NetSign product lines

•	VeriSign. We have a marketing agreement with VeriSign and act as VeriSign’s recommended PKI card partner

•	Atmel and the National Security Agency. We have an alliance with Atmel Corporation and the National Security Agency (“NSA”). Through this alliance, we jointly developed Forté, an advanced 32-bit SOC microprocessor, which will be embedded in our next generation PKI cards. We signed a teaming agreement with Atmel Corporation to further exploit the technologies incorporated in the Forté product.

•	RSA Data Security. We have a distribution license agreement with RSA that allows us to incorporate RSA technology into our products.

•	Broadcom. We have licensed master reference designs of certain Broadcom security chips for inclusion in our products.

•	FingerPrint Cards AB. We have a memorandum of understanding to jointly develop products to combine fingerprint biometrics and PKI technology.

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

     Because our products are designed with an open architecture and are algorithm-independent, they can be utilized with a variety of encryption algorithms. Some algorithms are in the public domain and can be incorporated into our products at no charge. To the extent that a customer desires to incorporate a proprietary algorithm into a security solution, the customer or we must obtain a license (flat fee, per unit royalty, or combination of these) from the algorithm owner.

     We developed Forté under a task order issued under a contract with the NSA. The contract incorporates the standard licenses for technical data and computer software from the DoD, commonly known as the data rights clauses. Data rights clauses are only applicable to data or software actually delivered to the federal government under a contract. If the data rights clauses, specifically the government purpose rights license, is applicable to our agreement with the NSA to develop Forté, it would permit the federal government to create second sources of supply without paying us any royalty. The government purpose license clause would not authorize the federal government to create competitors in the commercial market. We do not believe the data rights clauses generally, or the government purpose license specifically, apply to Forté because our contract with the NSA does not provide for the delivery of Forté to the federal government. The task order does provide that the NSA will obtain detailed design information about Forté.

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

     We believe that no one in the data security industry currently offers a complete end-to-end solution. Others may begin offering a complete solution similar to the SSP Solution Suite™ . We believe, however, that our existing relationships and the relationships we intend to pursue with systems integrators provide us with an important competitive advantage in the data security industry.

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

Pulsar Product Reselling

     Pulsar focuses primarily on the reseller market for the government information technology segment, specializing in sales of computer and network products with customized configurations. Examples of these computer and network products include:

•	Network Hardware Components. Servers, routers, hubs, and switches configured to the customer’s networking requirements.

•	Client PC Systems. Desktop PC systems configured to customer’s specific requirements.

     Pulsar offers components manufactured by leading vendors including: Hewlett-Packard Company, International Business Machines Corp., Lucent Technologies, Inc., Dell Computers, Micron, Toshiba and Sun MicroSystems, Inc. Pulsar competes primarily on the basis of price and quality of service. Some of Pulsar’s competitors include: BTG Inc., InaCom Corporation and Government Technology Services, Inc. Pulsar employs six sales people who operate out of our Maryland office.

Employees

     As of April 26, 2002, we employed 93 people, of which 91 were full-time and two were part-time employees, including 48 in research, development and support, 16 in field operations including sales, MIS and customer management, and 21 in finance, human resources, business development, legal and administration. In addition, we employed eight people for our Pulsar operations. Our employees are not represented by labor unions. We are currently contemplating a reduction in force of approximately 20% in an effort to match the appropriate level of personnel resources with the demands and level of business activity. However, we continuously evaluate our staff and business requirements, and the precise amount of a reduction in force, if any, is dependent on a number of factors, including the level of financing we are able to obtain.

Item 2. Properties

     We are headquartered in Irvine, California where we currently lease approximately 20,702 square feet of office space for our executive offices with a lease expiring in February 2007. This facility has an annual rent of $429,000 and a lease term of seven years. The facility is leased from KRDS, a related party. We arranged for the lease of two buildings approximating 63,000 square feet that were under construction. Our co-chairman Mr. Shah, has a 25% ownership interest in the entity that owns the two buildings. The leases have an aggregate monthly rental totaling approximately $115,000, plus common area costs for seven years. On one building totaling approximately 23,000 square feet, we sublet one half of the building on terms and conditions matching the underlying lease. The sub-lease is with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it has not made the monthly rent payment and accordingly is currently delinquent on its rent payments to us. We are in negotiations with the landlord regarding being released from obligations under the lease for the second building totaling 40,000 square feet. We intend to release the sub-tenant and occupy the 23,000 square foot building based upon having raised $5.0 million. In April 2002, we and KRDS entered into an agreement whereby, upon 60 days notice, we or the landlord may cancel the remaining term of the lease of the corporate headquarters with no liability to us. We have not yet exercised the exit clause but anticipate moving into one of the buildings in July 2002 and releasing our sub-tenant from the rental commitment at that time. The net results will be an increase in cost of approximately $7,000 per month. In addition, Pulsar’s offices are located in a 12,700 square foot Lanham, Maryland facility, which we use as office space for our executive offices and as warehouse space, under a lease that expires in August 2003 with an annual rent of $146,000.

Item 3. Legal Proceedings

     We are involved from time to time in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe will have a material impact on our results of operations, financial condition or liquidity, including the following:

     On January 16, 1998, G2 Resources Inc. (“G2”) filed a complaint against Pulsar in the Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida. G2 claims that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provides that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10.3 million. Pulsar has asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claims that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar has asserted defenses to Classical’s claim. On April 20, 2001, a court hearing was held and G2’s complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. On May 22, 2001, G2 filed a new complaint against Pulsar. We believe that the claims made by G2 and Classical against Pulsar are without merit and intend to vigorously defend against these claims. If G2 or Classical were to prevail in this lawsuit, our business and financial condition could be adversely affected.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to shareholders during the fourth quarter of 2001.

     We are preparing to hold our 2002 annual meeting of shareholders at 2:00 p.m. on June 27, 2002 at the Irvine Residence Inn, 2855 Main Street, Irvine, California 92614. All holders of record of our outstanding common stock as of May 8, 2002 will be entitled to vote at the annual meeting.

     Our proxy statement circulated to shareholders in connection with our 2001 annual meeting provided that proposals by shareholders that are intended for inclusion in the proxy statement and proxy to be presented at our next annual meeting of shareholders must have been received by us by March 27, 2002 in order to be considered for inclusion in our proxy materials.

     As a result of the earlier date established by our board of directors for our 2002 annual meeting, we hereby notify our shareholders that proposals by shareholders that are intended for inclusion in its proxy statement and proxy to be presented at the 2002 annual meeting should have been received by us by March 27, 2002, as indicated in the proxy statement circulated in connection with our 2001 annual meeting, in order to have been considered for inclusion in our proxy materials. No proposals received after that date will be included in the proxy materials for our 2002 annual meeting. Additionally, for all other proposals to be timely, a shareholder’s notice must be delivered to, or mailed and received at, our principal executive offices no later than May 1, 2002. If a shareholder fails to so notify us of any such proposal prior to that date, our management will be allowed to use their discretionary voting authority with respect to proxies held by management when the proposal is raised at the annual meeting (without any discussion of the matter in its proxy statement).

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is listed on The Nasdaq National Market under the symbol “SSPX.” The following table sets forth, for the quarters indicated, the high and low closing sale prices per share of the common stock as reported on The Nasdaq National Market. The prices shown represent quotations by dealers, without retail markup, markdown or commissions and may not reflect actual transactions.

     On April 26, 2002, the last reported sale price for our common stock on The Nasdaq National Market was $1.94. As of April 26, 2002, the approximate number of holders of record of the common stock was 87. The Company has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future.

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

     On August 24, 2001, we completed the Acquisition in which Litronic Merger Corp., a Delaware corporation and one of our wholly-owned subsidiaries, was merged with and into BIZ. BIZ survived the Acquisition as our wholly-owned subsidiary. Upon consummation of the Acquisition, the outstanding shares of BIZ common stock were automatically converted into an aggregate of 10,875,128 shares of our common stock.

     Effective as of October 17, 2001, we issued a fully-vested one-year non-qualified option to purchase up to 1,461 shares of common stock at an exercise price of $4.74 per share in lieu of paying cash to retire a trade debt of approximately $6,925.

     Effective as of October 31, 2001, we entered into an agreement that terminated our engagement of an exclusive financial advisor and placement agent. Under the termination agreement, we issued an aggregate of 8,100 shares of common stock with piggyback registration rights to three individuals and one entity designated by the placement agent in lieu of payment of an aggregate of $36,000 due to the placement agent as a retainer and as reimbursement of expenses.

     On December 18, 2001, we issued and sold to four individuals including our co-chairmen and co-chief executive officer, subordinated convertible promissory notes (“Notes”) in the aggregate principal amount of $2.5 million. These notes are convertible at the election of the holder, at any time, into the number of shares of our common stock determined by dividing the outstanding principal amount of the Notes being converted by the conversion price in effect at that time. The initial conversion price provided for in the Notes is $3.60 per share and is subject to adjustment as provided for in the Notes.

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

     In issuing the securities described in the paragraphs above, we relied on the exemption from registration under the Securities Act of 1933, as amended, found under Rule 506 of Regulation D promulgated under the Act. The BIZ shareholders who received shares of our common stock upon consummation of the Acquisition and the purchasers of the Notes were all “accredited investors” as defined in Rule 501(a) of Regulation D of the Act. There was no general solicitation of general advertising by us or by any agent acting on our behalf, in connection with either the offer or sale of the shares of our common stock in the Acquisition or the Notes. In addition, in connection with the issuance of the common stock in connection with the Acquisition and the Notes, we filed with the Commission notices on Form D.

Item 6. Selected Financial Data

     The selected data presented below under the captions “Selected Statements of Operations Data” and “Selected Balance Sheet Data” for, and as of the end of each of the years in the five-year period ended December 31, 2001, are derived from the consolidated financial statements of SSP Solutions, Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2001, and 2000, and for each of the years in the three-year period ended December 31, 2001, and the report thereon, are included elsewhere in this Annual Report on Form 10-K.

Selected Statements of Operations Data:

	Years Ended December 31,

	1997	1998	1999(1)	2000	2001(2)

		(In thousands, except share and per share data)
Revenues:
Product	$8,627	$5,214	$29,587	$37,421	$21,145
License and service	1,539	1,041	1,270	1,935	1,575
Research and development	—	398	798	—	—

Total revenues	10,166	6,653	31,655	39,356	22,720

Costs and expenses:
Cost of sales — product	3,211	2,821	25,478	30,481	17,457
Cost of sales — license and service	643	950	590	679	537
Selling, general, and administrative	3,487	2,631	7,194	9,559	10,645
Research and development	1,172	1,334	3,906	5,800	7,850
Impairment of goodwill and other intangibles	—	—	—	31,415	36,299
Amortization of goodwill and other intangibles	—	—	1,448	2,828	746
In-process research and development	—	—	—	—	1,600

Operating income (loss)	1,653	(1,083)	(6,961)	(41,406)	(52,414)
Other (income) expense, net	42	418	168	(7)	693

Earnings (loss) from continuing operations before income taxes	1,611	(1,501)	(7,129)	(41,399)	(53,107)
Provision for (benefit from) income taxes	22	(95)	(43)	6	53

Earning (loss) from continuing operations	$1,589	$(1,406)	$(7,086)	$(41,405)	$(53,160)

Net earnings (loss)	$15,334	$(1,406)	$(7,086)	$(41,405)	$(53,160)

Earnings (loss) from continuing operations per share: basic and diluted	$.41	$(.36)	$(1.00)	$(4.20)	$(3.91)

Net earnings (loss) per share: basic and diluted	$3.96	$(.36)	$(1.00)	$(4.20)	$(3.91)

Shares used in per share computations: basic and diluted	3,870,693	3,870,693	7,055,882	9,862,472	13,585,202

(1)	On June 14, 1999, we completed the acquisition of Pulsar. All outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition of Pulsar was accounted for using the purchase method of accounting, and accordingly, the results of operations of Pulsar have been included in our consolidated financial statements from June 14, 1999. We have determined that the integration of Pulsar will not be completed as planned. Based on the results of an independent valuation, we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in connection with our acquisition of Pulsar.

(2)	On August 24, 2001, we completed the Acquisition. All outstanding shares of BIZ were exchange for 10,875,128 shares of our common stock. The Acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of BIZ have been included in our consolidated financial statements from August 24, 2001. We have determined that the other intangible assets and a portion of the goodwill related to the Acquisition would not be realized. As a result, we analyzed the recoverablility of the other intangibles and goodwill relating to the Acquisition. Based on the results of our analysis, we recorded an impairment charge of $27.8 million.

Selected Balance Sheet Data:

	December 31,

	1997	1998	1999	2000	2001

	(In Thousands)
Cash and cash equivalents	$490	$898	$6,441	$4,120	$3,257
Working capital (deficit)	385	758	12,592	4,858	(5,779)
Total assets	2,347	2,791	51,104	11,768	37,423
Current installments of long-term debt	—	580	481	1,986	1,695
Long-term debt, less current installments	3,506	5,200	—	19	2,500
Total liabilities	5,148	6,998	3,171	5,220	19,845
Total shareholders’ equity (deficit)	(2,801)	(4,207)	47,933	6,548	17,578

     During the year ended December 31, 1997, Litronic paid a cash dividend of $9.5 million to its shareholders. No other dividends have been paid during the periods presented. Our loan agreements restrict our ability to pay cash dividends.

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

Total Revenue

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

Product Revenue

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

License and Service Revenue

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

Research and Development Revenue

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

Product Gross Margin

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

License and Service Gross Margin

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 33% from $7.2 million during 1999 to $9.6 million during 2000 and increased 11% from 2000 to $10.6 million during 2001. The increase from 1999 to 2000 was primarily attributable to twelve months of Pulsar related selling, general and administrative expenses in 2000 as compared to approximately six months in 1999. The increase from 2000 to 2001 was primarily attributable to the addition of personnel expenses associated with the Acquisition of approximately $1.2 million, a net loss on a lease for new operating facilities of approximately $2.2 million, partially offset by a reduction in compensation expense of approximately $900,000 and other net reductions totaling approximately $1.3 million. The net loss on a lease was the result of a lease entered into in October 2001 for new operating facilities. After entering into the lease we determined that we would not need all of the space contracted for and therefore we recorded a loss on the lease net of estimated sublease income. Compensation expense reductions included $807,000 related to Pulsar were primarily for reductions in salary and commission expenses due to decreased revenues and the need to adjust cost structures accordingly. Reductions not related to Pulsar were primarily attributable to reductions in salary, travel, professional fees, printing and office expenses. Expense reductions not related to Pulsar were done in an effort to reduce current cash expenditures. As a percentage of revenue, selling, general and administrative expenses increased from 23% during 1999 to 24% during 2000 and increased to 47% during 2001. The percentage increase from 1999 to 2000 was primarily attributable to the revenues generated by Pulsar during 1999 and the percentage increase from 2000 to 2001 was partially the result of the overall increase in expenses but was primarily attributable to the significant decrease in revenues.

Research and Development Expenses

     Research and Development Expenses increased 48% from $3.9 million during 1999 to $5.8 million during 2000 and increased 35% from 2000 to $7.9 million during 2001. The increase from 1999 to 2000 was primarily attributable to significant increased staffing related to product development, including development efforts related to the Forté microprocessor, Maestro, Profile Manager, NetSign and token reader/writers. The increase from 2000 to 2001 was primarily attributable to continued development related to those same projects that were responsible for the staffing increases in 2000 and the addition of personnel expense from the Acquisition. As a percentage of revenue, expenses increased from 12% during 1999 to 15% during 2000 and increased to 35% during 2001. The percentage increase from 1999 to 2000 was primarily attributable to increased staffing. The percentage increase from 2000 to 2001 was primarily attributable to the continued expansion of our research and development efforts combined with the significant decrease in revenues.

Impairment of Goodwill and Other Intangibles

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

     In August 2001, we acquired BIZ. All of the outstanding shares of BIZ were exchanged for 10,875,128 shares of our common stock. The Acquisition was accounted for using the purchase method of accounting. As part of the Acquisition we acquired $9.0 million of identifiable intangible assets. In the fourth quarter of 2001 we determined that the other intangible assets and a portion of goodwill related to the Acquisition would not be realized. As a result, we analyzed the recoverability of the intangible assets relating to the Acquisition. Based on the results of our analysis, we recorded an impairment charge of $36.2 million related to unamortized identifiable intangible assets and goodwill acquired in the Acquisition. Based on our analysis, we believe that after the impairment charge of $36.2 million, no further impairment existed at December 31, 2001. The remaining identifiable intangible asset acquired in the Acquisition of BIZ is goodwill which will no longer be amortized in accordance with SFAS 142.

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

Amortization of Goodwill and Other Intangibles

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

Other (Income) Expense, Net

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

Income Taxes

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

Backlog

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

Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.

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

•	Revenue Recognition. We recognize revenue from product sales, including hardware (with embedded software) and software, upon shipment unless contract terms call for a later date. Revenue from network deployment products is recognized upon transfer of title, generally upon delivery. We record an allowance to cover estimated warranty costs in cost of sales. Customers do not have the right of return except for product defects, and product sales are not contingent upon customer testing, approval and/or acceptance. The costs of providing post contract customer support are not significant. Revenue under service and development contracts is recorded as services are rendered. Revenue from time and material, network deployment service contracts is recognized on the basis of man-hours incurred plus other reimbursable contract costs incurred during the period.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for services. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Valuation of Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The net carrying value of goodwill and other intangible assets not recoverable is reduced to fair value.

     During the fourth quarter of 2001, we determined that certain identifiable technology and developed technology acquired in connection with the Acquisition were no longer going to be pursued. Additionally, we anticipate a delay or indefinite reduction in projected revenues from the Acquisition. Accordingly, we performed an impairment analysis.

     As the result of that analysis, we recorded an impairment charge of $36.2 million in the fourth quarter of 2001 related to $2.6 million in identifiable technology, $5.8 million in developed technology and $27.8 million in goodwill acquired in connection with the Acquisition. After this impairment charge, goodwill is the only remaining intangible asset.

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

     During the twelve months ended December 31, 2001, cash provided by investing activities was $140,000 versus $251,000 cash used in 2000. The increase was attributable to the net cash paid for the Acquisition of $675,000 offset by a decrease of $118,000 related to the purchase of property and equipment during the year ended December 31, 2001. However, during the year ended December 31, 2000, the decrease of $863,000 related to property and equipment purchased was partially offset by $612,000 of previously restricted cash related to our revolving credit line that was reclassified as unrestricted cash. Finally, during the year ended December 31, 2001, we received proceeds of $933,000 from the sale of trading securities versus $0 in 2000.

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

     In June 1999, we entered into a three-year lending agreement with Guaranty Business Credit Corporation permitting borrowings under a $20.0 million secured revolving line of credit facility that commenced on June 14, 1999. The agreement provided for an annual interest rate of prime plus .625%; and a pledge of substantially all of our personal and real property as collateral. Although the credit facility was for borrowings up to $20.0 million, under the terms of the agreement the amount of borrowing available to us was subject to a maximum borrowing limitation based on eligible collateral.

     On April 18, 2001, the terms of our revolving line of credit were amended. Under the terms of the amended agreement the maximum borrowings were $5.0 million, eligible collateral excluded inventory and the advance rate was 35%. In addition, certain of the financial covenants and requirements were adjusted. The amended $5.0 million revolving credit facility also contained various covenants and restrictions. Under the terms of the amended agreement, we were required to obtain the lender’s consent for any merger, acquisition or consolidation. The lender was not willing to give its consent to our Acquisition and discontinued making advances under the terms of the amended agreement effective with the Acquisition. The lender applied all collections subsequent to the Acquisition to outstanding borrowings until such borrowings and related interest charges were paid in full. All amounts due to the lender were paid in full on October 2, 2001. Once all amounts were paid in full the lender released its security interest in our assets.

     On July 31, 2001, Chase Manhattan Bank (“Chase”) advanced to our co-chairman, Mr. Winkler, $1.0 million which Mr. Winkler advanced to BIZ for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1.0 million demand note with Chase and BIZ executed a $1.0 million demand note due September 15, 2001 with J.A.W. Financial, L.P. (“JAW”), an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, we made a principal payment of $30,000, paid accrued interest, and executed a new promissory note to JAW for $970,000. The terms of the promissory note call for interest of prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160,000 and one final payment on April 15, 2002 in the amount of $170,000. The promissory note provides Chase a security interest in the shares in Wave Systems Corp. (“Wave”) owned by us and, subject to

Chase’s loan security guidelines, including the rights to proceeds from any sales of those shares. The loan was paid in full on March 8, 2002.

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

     In December 2001, our co-chairmen, each purchased a three year $375,000 subordinated convertible 8% note, in a total private placement of $2.5 million of such notes. These notes were intended to convert into a subsequent financing, which is described below. In connection with the issuance of the subordinated convertible notes we incurred approximately $25,000 of issuance costs, which primarily consisted of legal and other professional fees, and which are to be paid upon completion of the subsequent financing described below. All subordinated convertible notes mature December 17, 2004; bear interest at a rate of 8% per annum, which will be paid quarterly in cash or rolled into the subsequent financing described below; upon a financing of $5.0 million or more in equity or convertible securities in a private placement to institutional investors, the subordinated convertible notes are convertible into such financing on the same terms and conditions; at the election of the holders, subordinated convertible notes are convertible into common stock at a conversion price of $3.60 per share, subject to adjustment under certain conditions. In April 2002, the subordinated convertible notes of our co-chairmen were amended to provide that their notes can only be converted upon a financing of $5.0 million or more in equity or convertible securities in a private placement to institutional investors at a conversion price that represents a 25% or less discount to the trading price of the Company’s stock and extended their term to December 31, 2005. After December 11, 2003, we may call for mandatory conversion of the subordinated convertible notes prior to maturity if the Company’s common shares trade at or above an average price of 300% of the conversion price for 20 consecutive trading days and average volume of 200,000 shares per day for 20 consecutive trading days. As of December 31, 2001, we were in violation of certain provisions of the subordinated convertible notes pertaining to: (i) payment of debts and obligations as they come due; (ii) violation of provisions within the WFBC agreements; and (iii) payment of interest on these notes due March 31, 2002. We requested and received a waiver for these violations through January 1, 2003, see notes to consolidated financial statements. On April 16, 2002, simultaneous with the filing of our Annual Report on Form 10-K we closed a financing whereby, with the exception of Mr. Winkler and Mr. Shah, the noteholders converted their subordinated convertible notes into 10% secured convertible promissory notes convertible at $1.00 per share, with detachable warrants.

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

     In October 2000, we signed a development agreement with Wave for the integration of EMBASSY based systems with set-top box master reference designs of Broadcom Corporation. Wave owns approximately 15% of our issued and outstanding common stock. The development agreement was amended in May 2001. Under this agreement, as amended, we are required to pay Wave $278,000 per month beginning June 1, 2001 through December 1, 2002 for work to be performed, for a total of $5.0 million. Should we not make the required monthly payments, Wave may request payment in the form of common stock. As of December 31, 2001, we owed $1.4 million to Wave for which they have tendered monthly notices of default. Under the terms of the agreement, if the default notices are not cured within 30 days of written notice, the unpaid installment converts the obligation for delinquent installments from a cash obligation into a stock acquisition right, (“SAR”). A SAR gives Wave the right to acquire a number of fully paid, nonassessable shares of our common stock determined by dividing the fair market value (the average closing price of our common stock for the ten trading-day period prior to the date of exercise) of a share of our common stock on the date of exercise of the SAR into the aggregate portion of the installment payments declared to be in default and such default was not cured. To date, Wave has made no request for issuance of stock. The $1.4 million obligation is carried as an accrued liability of December 31, 2001. Further, to conserve cash we do not intend to pay in cash the monthly billings due under the agreement. In February 2002, based upon a verbal agreement the work under the agreement was suspended along with the related billings. The suspension does not decrease the obligation to purchase development services in the future. We have reserved 1,150,000 shares of common stock for issuance under the agreement. In addition, should we not purchase $5.0 million of goods or services from Wave by June 30, 2003, our exclusivity related to certain customers will, at Wave’s option, become non-exclusive.

     In November 2000, we executed an Alliance Agreement with EDS for the marketing of our products to EDS customers (“Alliance”). The Alliance calls for a joint working relationship between the two companies, is non-exclusive and has a term of ten (10) years. In February 2001, we and EDS executed an engagement letter for EDS to provide certain information technology and consulting services for both our organizational structure and for a specific customer project. Under these engagements, EDS billed $1.2 million, of which $458,000 remained unpaid as of December 31, 2001. On August 27, 2001, EDS and we executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers (“Pulsar Agreement”). Under the Pulsar Agreement, as of December 31, 2001, $1.5 million remained outstanding and unpaid to EDS for purchases of hardware and software. We and EDS executed a Master Services Agreement dated as of November 14, 2001 (“MSA”) whereby beginning December 1, 2001 and ending December 31, 2006, we and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a TAN. The MSA task order 001 Task Order requires that we pay a monthly fee of $44,000 for account, test and lab management services beginning January 1, 2002. The obligations for these services can be terminated beginning January 1, 2003 by giving ninety (90) days prior written notice and payment of $400,000, or beginning January 1, 2004 by giving ninety (90) days prior written notice and payment of $200,000. Further, the Task Order provides for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45,000 payable October 1, 2002. Once installation of the production environment TAN is complete, EDS agrees to host the TAN in exchange for a monthly service fee of $59,000 for thirty-six (36) months and $60,000 per month for the remaining months of the MSA. We may delay implementation of the TAN by paying a fee of $200,000 prior to January 31, 2003. We may terminate the Task Order without cause by paying $400,000 after January 1, 2004 and providing ninety (90) days prior written notice. In the event we are unable to obtain intellectual property rights or licensing consents that may be required, if any, prior to January 1, 2003, and the parties determine there are no software alternatives, then after giving ninety (90) days prior written notice we may terminate the Task Order by paying $450,000.

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

     Our significant fixed commitments with respect to leases and inventory purchases as of April 15, 2002 are as follows:

	Payments for the Year Ended December 31,

	TOTAL	2002	2003 & 2004	2005 & 2006	2007 & after

Contractual Obligations
Convertible Notes	$7,152,800	$0	$1,750,000	$5,402,800	$0
Operating Leases	12,324,969	2,036,613	3,786,373	3,696,409	2,805,574
Unconditional Purchase Obligations	8,873,338	4,510,498	2,303,160	2,059,680	0

Total Contractual Cash Obligations	$28,351,107	$6,547,111	$7,839,533	$11,158,889	$2,805,574

     With our deficit working capital position, we will not be able to meet existing obligations as they become due. We will use receivables and investments to generate liquidity and are in negotiations with vendors for extended terms on current obligations. To remedy the working capital deficiency, we are in discussions with financing sources and simultaneous to the filing of this form 10-K, raised $5.0 million through convertible notes, non-convertible notes and pre-payment of an existing note.

     We currently have a need for a substantial amount of capital to meet our liquidity requirements. The amount of capital that we will need in the future will depend on many factors including, but not limited, to:

•	the ability to extend terms of payment to vendors;

•	the market acceptance of products and services;

•	the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the market place;

•	research and development plans;

•	levels of inventory and accounts receivable;

•	technological advances;

•	competitors’ responses to our products and services;

•	relationships with partners, suppliers and customers;

•	projected capital expenditures;

•	downturn in economy;

•	defaults on financing that will impact the availability of borrowings; and

•	reductions in the valuation of investment.

     As of December 31, 2001, we had available net operating loss carryforwards for Federal income tax purposes of approximately $25.0 million. Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period. We have made no determination concerning whether there has been such a cumulative change in ownership. However, we believe that it is likely that such a change in ownership occurred prior to or following the completion of the Acquisition in August 2001.

     Our current financial condition is the result of several factors including the following:

•	Our operating results were below expectations.

•	Sales of products through channels acquired in the Acquisition are taking longer than originally anticipated to develop.

•	Market demand for our Xboard product (formerly known as CipherServer Product line) did not materialize as anticipated and therefore our sales were below forecast.

•	Reduced credit line availability affected the sales volume of our Pulsar subsidiary.

•	Research and development expenses from the Acquisition increased our costs.

•	The events of September 11, 2001 affected the operations and delayed the decisions of the U.S. government. This caused sales we had anticipated to be substantially delayed. The events may also affect potential investors and related terms of investment capital.

     In addition to our current deficit working capital situation, current operating plans show a shortfall of cash during 2002. We intend to mitigate our position through one or more of the following:

•	Additional Equity Capital. We will seek additional equity capital, if available. Equity capital will most likely be issued at a discount to market, and require the issuance of warrants causing a dilution to current shareholders. In addition, providers of new equity capital may require additional concessions in order for them to provide needed capital to us.

•	Additional Convertible Debt. Depending upon the market conditions, we may issue an additional debt instrument. The types of instruments available in the market would likely contain a provision for the issuance of warrants and may also be convertible into equity. On April 16, 2002, simultaneous with the initial filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, we completed a private placement of $5.0 million in the form of $4.0 million in 10% secured convertible promissory notes in exchange for cash; $652,776 in secured non-convertible promissory notes ($152,776 held by co-chairman Mr. Shah and $500,000 held by co-chairman Mr. Winkler) and the pre-payment of a $500,000 note due from Kris Shah, less a discount of $152,776. The discount was based upon a present value using an annual rate of 20% for early payment and will be charged against earnings during the second quarter of 2002. In addition to the $5.0 million private placement for new funds, we also cancelled $1.8 million in existing debt and issued additional 10% secured convertible promissory notes to replace such debt. In connection with the issuance of the secured convertible promissory notes, we incurred approximately $386,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash or, at our discretion should we need to conserve cash, in common shares based upon the trailing 30-day average closing price of our common stock prior to the interest due date; and approximately $5.8 million of convertible promissory notes, in whole or in part, are convertible at the option of the holder into an aggregate of approximately 5,800,000 shares of our common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the convertible promissory notes have detachable warrants exercisable for three years to purchase an aggregate of 3,477,666 shares of common stock at the initial exercise price of $1.30 per share. The principal balances of the convertible notes, and at our option, any accrued and unpaid interest, automatically will convert into common stock prior to maturity if our common shares trade at or above an average price of $3.00 per share for 20 consecutive trading days with average volume of 100,000 shares per day for 20 consecutive trading days and the registration statement that we file to cover the resale of the shares underlying the convertible promissory notes and warrants is effective each day during the 20 trading day period. We are not subject to restrictive covenants related to the secured convertible or non-convertible promissory notes, other than not being allowed to pledge intellectual property as collateral.

•	Off Balance Sheet Financing. Our operations are not relatively capital intensive. However, should we need to add equipment or decide to expand our facilities, we may use an operating lease transaction to acquire the use of capital assets. An operating lease would not appear on our balance sheet and would be charged as an expense as payments accrue.

•	Finance of Receivables. We will finance receivables in conjunction with the WFBC agreement to generate cash. In the past we incurred defaults under the WFBC line for late payments to vendors, for which we received waivers through range from January 31, 2002 through March 31, 2002. We are in default and anticipate defaults in the future, and we may not receive the required waivers and may not have funds available under the line.

•	Sell of Investments. We will sell investments to generate cash. The market value of trading securities was approximately $1.4 million at December 31, 2001. Since that date, we have generated over $100,000 through the sales of securities.

•	Negotiate with Vendors. We are negotiating with vendors regarding payment of existing accounts payable over extended terms of 48 months with no interest. We have reached a verbal agreement with one large vendor and are working with remaining vendors. We previously executed term out agreements with a number of vendors that must now be further extended.

•	Deferral of Cash Payments. We may defer cash payments through suspension of development projects.

•	Issuance of Stock as Payment for Existing and Future Obligations. We anticipate paying the Wave accrued liabilities of $1.4 million as of December 31, 2001 from future issuance of common stock to Wave.

•	Issuance of Stock to Pay Interest. We may issue stock to pay interest on long term debt.

•	Reductions in Work Force. We may reduce our work force.

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

     In order to reduce this uncertainty, we continue to evaluate additional financing options and may therefore elect to raise capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued marketing of current product offerings together with development of new technology, products and services. There can be no assurance that we can raise additional financing in the future.

     Based upon forecast sales and expense levels, we currently anticipate that existing cash, cash equivalents, investments, term out arrangements with vendors, the proceeds of a $5.0 million financing on April 16, 2002 described below and the current availability under our WFBC factoring agreements will be sufficient to satisfy our contemplated cash requirements for the next twelve months. However, our forecast is based upon certain assumptions, which may differ than actual future outcomes. We have incurred defaults under its financing agreements in the past. If we incur a default in the future under our accounts receivable line of credit or other financing instruments, we may not be able to draw funds thereby affecting our ability to fund operations. At this time we are currently in default and anticipate that we will continue to be in default unless we are able to raise sufficient capital to pay debts and obligations as they become due. Additionally, without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses. Simultaneous with the filing of our Annual Report on Form 10-K, we closed the round of secured convertible promissory notes financing described above to provide $5.0 million in additional working capital and are in discussions with several sources of regarding up to an additional $5.0 million on the same terms and conditions.

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

     On October 3, 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. SFAS 144, retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently examining the impact of this pronouncement on its results of operations and financial position, but currently believe the impact will not be material.

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

     Even if we convince our target markets about the importance of and need for such security, we do not know if this will result in the sale of our products. We may be unable to establish sales and marketing operations to levels necessary for us to grow this portion of our business, especially if we are unsuccessful at selling this product into vertical markets. We may not be able to support the promotional programs required by selling simultaneously into several markets. If we are unable to develop an efficient sales system, or if our products or components do not achieve wide market acceptance, then our operating results will suffer.

     Late payments may have damaged relationships with our vendors

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

     Our auditor’s opinion could adversely affect our stock price

     KPMG’s audit report is a going concern opinion due to our need to obtain financing to satisfy forecasted cash requirements and the uncertainty over our ability to continue as a going concern. This may affect our stock price and prevent us from obtaining funding.

Our reliance on third party technologies for the development of the SSP Solution Suite™ products and our reliance on third parties for manufacturing may delay product launch, impair our ability to develop and deliver products or hurt our ability to compete in the market

     We have licensed the rights to use a broad array of technology components from third parties to develop the SSP Solution Suite™ and we face many risks associated with our reliance on third parties as follows:

•	a third party may develop or enable others to develop a similar solution to digital communication security issues as the SSP Solution Suite™ thereby eroding our market share; and

•	dependence on the patent protection of third parties may not afford us any control over the protection of the technologies we rely on, and, thus, if the patent protection of any of these third parties were compromised, our ability to compete in the market would also be impaired.

Our inability to maintain and develop new relationships with partners and suppliers could impact our ability to obtain or sell our products including the SSP Solution Suite™ and result in a failure to generate revenues

     We plan to obtain certain of our products, have products built to specifications and sell products through alliance and supplier agreements. While we will have direct sales channels, we currently anticipate that many of our products will be sold through alliance and supplier partners. If alliance or supplier agreements are cancelled, modified or delayed, if alliance or supplier partners decide not to purchase our products or purchase only limited quantities of our products, or if we are unable to enter into additional alliance or supplier agreements, our ability to produce and sell our products and, therefore, our ability to generate revenues, could be adversely affected.

     Failure to license new technologies could impair our new product development

     Our SSP Solution Suite™ is a collection of technologies, some of which are licensed from our alliance and supplier partners. As a result, our ability to license new technologies from third parties is and will continue to be critical to our ability to offer a complete suite of products that meets customer needs and technological requirements. Some of our licenses do not run for the length of the patent for the technology. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling certain of our products or redesign our products or lose a competitive advantage. Potential competitors could license technologies that we fail to license and potentially erode our market share for certain products.

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

Should our stated shareholders’ equity fall below $10 million or our stock price trade below $1.00 we may be de-listed by The Nasdaq National Market

     The listing requirements of The Nasdaq National Market require a company to maintain a minimum net shareholders’ equity and a minimum trading price. At December 31, 2001 our shareholders’ equity was $17.6 million and the closing sale price of a share of our common stock was $3.62. Should our shareholders’ equity be decreased by further losses or should our stock price fall below $1.00, Nasdaq may take steps to de-list our stock from The Nasdaq National Market.

Recently issued securities contain “full ratchet” anti-dilution provisions which could cause large numbers of shares of our common stock to be issued in the future

     Convertible notes issued by us in December 2001 and April 2002 contain “full ratchet” anti-dilution provisions, and we are currently seeking to raise additional capital on similar terms. This means that if we issue common stock or securities convertible into or exercisable for common stock at an effective price less than the conversion price, the conversion price of the notes is automatically reduced to the effective price of the newly issued securities. While we have no current plans to do so, future market conditions and cash needs may require us to issue securities at a lower price. If we do so, the new, lower effective conversion price of the convertible notes would cause even more shares of our common stock to be issuable, creating the possibility of significant dilution of our earnings per share.

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

     If we are unable to raise additional capital to fund our future operations, our business will be harmed

     If we are unable to obtain additional capital to fund operations when needed, our product development efforts would be adversely affected, causing our business, operating results, financial condition and prospects to be materially harmed. If we undertake or accelerate significant research and development projects for new products, we may require additional outside financing. We expect that, to meet our long-term needs, we will need to raise substantial additional funds through the sale of equity securities or the incurrence of additional debt or through collaborative arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain technologies, products or marketing territories. We have forecast operations for the year 2002 and project a need for cash in excess of $10.0 million. While we closed a financing of $5.0 million simultaneously with the initial filing of our annual report on Form 10-K, this will not be adequate if we cannot access our accounts receivable credit line, receive extended terms from vendors, or raise additional capital. Additionally, if our sales are less than forecast or expenses higher than forecast, our cash needs may be higher than our current forecast. Our failure to raise capital when needed could have a significant negative effect on our business, operating results, financial condition and prospects.

     If we do not respond to rapid technological changes, our product and service offerings could become obsolete

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

     A security breach of our internal systems or those of our customers could harm our business

     Since we provide security for Internet and other digital communication networks, we may become a greater target for attacks by computer hackers. We will not succeed unless the marketplace is confident that we provide effective security protection for Internet and other digital communication networks. Networks protected by our products may be vulnerable to electronic break-ins. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Although we have not experienced any act of sabotage or unauthorized access by a third party of our internal network to date, if an actual or perceived breach of security for Internet and other digital communication networks occurs in our internal systems or those of our end-user customers, regardless of whether we caused the breach, it could adversely affect the market perception of our products and services. This could cause us to lose customers, resellers, alliance partners or other business partners.

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

Delays in deliveries from our suppliers or defects in goods or components supplied by our vendors could cause revenues to decline and adversely affect our operating results

     We rely on a limited number of vendors for certain components for the products we are developing that will comprise the SSP Solution Suite™. If we are unable to purchase these components, this may delay or prevent product shipments and result in a loss of sales. In addition, if any components have undetected flaws, this could lead to unanticipated costs to repair or replace these parts. This could cause a loss of revenue, which would adversely affect our results of operations. We may not be able to replace any of our supply sources on economically advantageous terms. Further, if we experience price increases for the components for our products, we will experience declines in our gross margins.

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

     We depend on key management personnel

     Our success will depend largely on the continuing efforts of our executive officers and senior management. Our business may be adversely affected if the services of any of our key personnel become unavailable to us. There is a risk that these individuals will not continue to serve for any particular period of time. While we have obtained a $3 million key person life insurance policy on the life of Kris Shah, our co-chairman and co-chief executive officer, this amount may not be sufficient to offset the loss of his service. We have not yet obtained any such policies on the lives of our other key executives.

There is significant competition in our industry for highly skilled employees, and our failure to attract and retain technical personnel would adversely affect our business

     We may not be able to attract or retain highly skilled employees. Our inability to hire or retain highly qualified individuals may impede our ability to develop, install, implement and service our software and hardware systems, customers and potential customers or efficiently conduct our operations, all of which may adversely affect our business. The data security and networking solution industries are characterized by a high level of employee mobility, and the market for highly qualified individuals in the computer-related fields is intense. This competition means there are fewer highly qualified employees available to hire and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Furthermore, there is increasing pressure to provide technical employees with stock options and other equity interests, which may dilute earnings per share.

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

Our ability to produce the Forté PKI card on a timely and cost-effective basis depends on the availability of a computer chip from a third-party supplier, with whom we do not expect to maintain a supply agreement

     Any inability to receive adequate supplies of Atmel Corporation’s specially designed Forté microprocessor would adversely affect our ability to sell the Forté PKI card. We do not anticipate maintaining a supply agreement with Atmel for the Forté microprocessor. If Atmel were unable to deliver the Forté microprocessor for a lengthy period of time or terminated its relationship with us, we would be unable to produce the Forté PKI card until we could design a replacement computer chip for the Forté microprocessor. We anticipate this would take substantial time and resources to complete.

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

A small number of shareholders, who include certain of our officers and directors, have the ability to control shareholder votes

     Kris Shah, Marvin Winkler, their affiliates and certain family members own, in the aggregate, approximately 60.0% of our outstanding common stock. These shareholders, if acting together, have the ability to elect our directors and to determine the outcome of corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Risks Related to the Acquisition

     The anticipated benefits of the Acquisition may not be realized

     The anticipated benefits of the Acquisition may not be realized due to a number of factors. For example:

•	The anticipated management synergies and operational efficiencies of the Acquisition may not be realized.

•	The anticipated increase in sales resulting from the combined efforts and combined distribution channels may not be realized.

     We may not successfully integrate our business with BIZ, which could harm future earnings

     As a result of the Acquisition, we face challenges in integrating our products and services with those of BIZ and this may continue for some time. The integration might not be smooth or successful. The integration of certain operations requires the dedication of management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. The business of the combined company may also be disrupted by employee uncertainty and lack of focus during the integration. If this occurs, the anticipated advantages from the Acquisition could be undermined and our business, financial condition and results of operations could be adversely impacted.

Our inability to integrate our management team with BIZ’s management team may adversely affect our ability to realize the expected benefits of the Acquisition

     The success of the recent Acquisition depends, in part, on our ability to unite the members of our respective management teams. Combining management from BIZ and our company has resulted in changes that affect all employees and operations. Differences in corporate cultures, strategies and management philosophies may strain employee relations. Additionally, if we encounter difficulties in integrating our management teams, our ability to realize the expected benefits from the Acquisition, including management synergies, operational efficiencies and increased sales, could be adversely affected.

     Unanticipated costs relating to the recent acquisition could reduce our future earnings

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

     Acquisition-related accounting charges may delay or reduce our profitability

     We have accounted for the Acquisition as a purchase. Under the purchase method of accounting, the purchase price is allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from BIZ. The excess of the purchase price over BIZ’s tangible net assets results in intangible assets for us that will have to be amortized over their useful lives with the exception of goodwill based on the adoption of SFAS 142 in the first quarter of 2002. In addition, we incurred an in-process research and development charge of $1.6 million in connection with our Acquisition. As a result, we will incur accounting charges from the Acquisition that may delay and reduce our profitability. We also incurred charges of $36.3 million to record the impairment in value of assets acquired.

Recently issued FASB statements require us to evaluate the fair values of intangible assets and goodwill that we acquired in the Acquisition that could result in significant charges to our earnings and may adversely affect the market price of our common stock

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement 141, “Business Combinations”, and Statement 142, “Goodwill and Other Intangible Assets.” The changes included in these statements require companies to perform impairment tests on goodwill and certain intangibles using a fair value approach rather than allowing companies to amortize goodwill and certain intangibles over their estimated useful lives. We are now required to evaluate periodically whether intangible assets and goodwill that we acquired in the Acquisition have fair values that meet or exceed the amounts recorded on our balance sheet. We cannot predict whether or when there will be an impairment charge, or the amount of such charge, if any. However, if the charge is significant, it could cause the market price of our common stock to decline. In addition, adoption of the SFAS 142 will eliminate recurring amortization charges that would remove certain intangible assets and goodwill from our balance sheet, and such amounts will remain permanently on our balance sheet unless future evaluations require us to record impairment charges.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     We own Class A common stock of Wave, which is classified as trading securities. The stock is listed on The Nasdaq National Market. The increase or decrease in value of the stock is included in our statement of operations together with the gain or loss on sales of the stock.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the financial statements included in this Report at pages F-1 through F-30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Set forth below is information regarding our executive officers, directors and director nominee.

Name	Age	Position

Kris Shah	62	Co-Chairman of the Board of Directors, Director, Co-Chief Executive Officer, Secretary and Director Nominee
Marvin J. Winkler	47	Co-Chairman of the Board of Directors, Director and Co-Chief Executive Officer
Richard M. Depew	41	President and Chief Operating Officer
Thomas E. Schiff	51	Chief Financial Officer and Executive Vice President
Robert J. Gray	65	Vice President, Product Development and Embedded Systems and Chief Technical Officer
Gregg Amber (1)(2)	45	Director
Bruce J. Block (1)	54	Director
Matthew Medeiros (1)(2)	46	Director

(1)	Member of audit committee
(2)	Member of compensation committee

     Kris Shah is our co-chairman of the board of directors, director, co-chief executive officer and secretary. Mr. Shah has been our chairman of the board of directors, director and chief executive officer since he founded our Company in 1970 and began sharing these positions with Mr. Winkler in August 2001 following the merger with BIZ. Mr. Shah has served as our secretary since May 2001. In addition, from September 2000 until August 2001, Mr. Shah served as our president. Mr. Shah’s career has involved every major aspect of circuit design and chip packaging technology, including research and development, manufacturing, engineering, marketing and strategic planning. Before forming our Company, Mr. Shah held management level positions at Hughes Aircraft Co., Fiberite Inc. and Bell Industries, Inc. Mr. Shah holds B.S. and M.S. degrees in mechanical engineering from the University of Southern California.

     Marvin J. Winkler is our co-chairman of the board of directors, director and co-chief executive officer, positions he has held since August 2001 following the merger with BIZ. Prior to that and since April 2000, Mr. Winkler served as the chief executive officer, chairman of the board of directors and director of BIZ. Mr. Winkler founded BIZ to address the secure processing and applications required to ensure secure high-speed knowledge and financial transactions across the Internet. He also established the industry’s first Core-To-Edge™ solution set of hardware, software and firmware products and applications for security in electronic commerce. In June 1999, Mr. Winkler partnered with principals of Broadcom Corporation to co-found Broadband Interactive Group (“BIG”) to demonstrate the applications for interactive television in a convergent broadband media industry. In November 2001 BIG made an assignment for the benefit of its creditors. In August 1996, Mr. Winkler acquired Gotcha International, L.P., an apparel manufacturer, and has served as its president and chief executive officer since that time.

     Richard M. Depew was appointed as our president and chief operating officer in August 2001. From July 1998 until he began serving in these positions, Mr. Depew served as executive vice president of Certicom Inc. and as president of its wholly-owned subsidiary Certicom International, a wireless security company. From December 1995 until he joined Certicom, Mr. Depew served as our vice president and general manager of information security. Mr. Depew holds a BSEF (equivalent, engineer first class) in electronics engineering technology from the United States Coast Guard and holds a certificate from the Southern Methodist University M.B.A. program in entrepreneurial studies.

     Thomas E. Schiff has served as our executive vice president and chief financial officer since the merger with BIZ in August 2001. Prior to that, Mr. Schiff served as the executive vice president, chief financial officer, treasurer, secretary and a member of the board of directors of BIZ since its inception in April 2000. From December 1998 to June 2001, he was an executive vice president and chief financial officer for SW Gotcha Acquisition Ltd and Gotcha International, L.P. From March 1996 to December 1998, Mr. Schiff was executive vice president and chief financial officer of Pacific Eyes & T’s. Mr. Schiff was formerly a certified public accountant for the San Francisco office of Peat, Marwick, Mitchell. He holds a degree in economics from Stanford University and an M.B.A. degree from the Stanford Graduate School of Business.

     Robert J. Gray is our vice president, product development and embedded systems and chief technical officer. Mr. Gray joined our Company in May 1990. Mr. Gray served as president of Cyphernet, Inc., a division of Codercard, Inc., a data security company, from January 1985 to May 1990. Mr. Gray has also served as president of Genisco Computers Corp., a manufacturer of computer graphics and imaging hardware for the computer aided design, image processing and simulation markets. After obtaining his education in meteorology, oceanography and computer sciences from various military schools including the Naval Postgraduate School in Monterey, California, Mr. Gray served as an officer in the U.S. Navy for 22 years, specializing in meteorology and computer sciences.

     Gregg Amber has been serving as one of our directors since April 2000. From March 2000 until May 2001, Mr. Amber also served as our secretary. Mr. Amber is currently a partner with the law firm of Rutan & Tucker, LLP. From December 1999 until July 2000, Mr. Amber was the senior vice president, secretary and general counsel for ZLand.com, Inc. From March 1998 through November 1999, Mr. Amber was a partner with the law firm of Rutan & Tucker, LLP. Prior to that time, and since June 1995, he was a partner with the law firm of Snell & Wilmer LLP. Mr. Amber holds a B.A. degree in political science and mathematics from Principia College and a J.D. degree from Stanford Law School.

     Bruce J. Block has been serving as one of our directors since August 2001. Since May 2000, Mr. Block has been serving as the senior vice president, technology of the Recording Institute of America (RIAA). In this position, he manages the technology oversight program, specific technology initiatives and efforts in the area of standards development. From July 1996 until May 2000, Mr. Block was the chief technology officer and vice president, business development of musicmaker.com, a web-based electronic commerce media company. Prior to joining musicmaker.com, Mr. Block founded and served as the president and chief executive officer of Spaceworks, Inc., a business-to-business, electronic commerce company. Mr. Block holds a B.S. degree from the City College of New York, an M.B.A. degree from American University and a Certificate in Health Care Administration from Boston University.

     Matthew Medeiros has been serving as one of our directors since June 1999. Since February 1998, Mr. Medeiros has been serving as chairman of the board of directors, director and chief executive officer of Philips Flat Display Systems. Before joining Philips Flat Display Systems, Mr. Medeiros served as vice president and general manager for the optical polymers group, and as vice president of business development for the electronic materials division of Allied Signal Inc. from January 1996 to February 1998. Mr. Medeiros has also previously served in executive positions with Radius, Inc., NeXT Computer and Apple Computer, Inc. in which positions he developed an extensive background in personal computer manufacturing, operations and materials management. Mr. Medeiros holds a B.S. degree in business administration, management science and finance from the University of San Francisco.

     There are no family relationships among our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act and the regulations thereunder, require the directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Commission, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities, and to furnish us with copies of all Section 16(a) forms that they file.

     During the fiscal year ended December 31, 2001, the following directors, executive officers and persons beneficially owning more than 10% of our outstanding equity securities failed to file on a timely basis, reports under Section 16(a):

•	Bruce J. Block and Thomas E. Schiff each failed to file, on a timely basis, a Form 4 to report options to purchase shares of our common stock received in connection with the merger with BIZ.

•	Richard M. Depew failed to file, on a timely basis, a Form 3 to report his initial beneficial ownership of our equity securities upon becoming an executive officer of our company.

•	JAW Financial, L.P., a limited partnership owning more than 10% of our outstanding equity securities failed to file, on a timely basis, a Form 3 to report its initial beneficial ownership of our equity securities. JAW Lending, Inc., as general partner of JAW Financial, L.P. also failed to file on a timely basis, a Form 3 to report its initial beneficial ownership of our equity securities.

•	Wave failed to file a Form 3 to report its initial beneficial ownership of our equity securities received in connection with the Acquisition. Wave also failed to file five Form 4s to report five transactions.

     Each of the transactions described above have been subsequently reported except that Wave is in the process of preparing and filing its delinquent forms.

Item 11. Executive Compensation

			Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards

				Other	Restricted	Securities
Name and	Fiscal			Annual	Stock	Underlying	LTIP	All Other
Principal Positions	Year	Salary	Bonus	Compensation	Awards	Options/SARs	Payouts	Compensation

Kris Shah,	2001	$236,908	—	—	—	—	—	*
Co-Chairman of the	2000	$181,375	—	—	—	—	—	*
Board, Director,	1999	$201,176	—	—	—	—	—	*
Co-Chief Executive Officer and Secretary
Marvin J. Winkler,	2001	$34,615	—	—	—	—	—	*
Co-Chairman of the Board, Director and Co-Chief Executive Officer (1)
Richard M. Depew,	2001	$60,333	—	—	—	220,000	—	*
President and Chief Operating Officer (1)
Thomas E. Schiff,	2001	$48,096	—	—	—	47,512	—	*
Chief Financial Officer (1)
Robert J. Gray,	2001	$126,258	—	—	—	10,000	—	*
Vice President,	2000	$119,583	—	—	—	10,000	—	*
Product Development	1999	$101,329	—	—	—	—	—	*
and Embedded Systems and Chief Technical Officer

*	The executive officers also received other fringe benefits from us in their capacities as executive officers; however, those benefits were less than $50,000.

(1)	Messrs. Winkler, Depew and Schiff joined our Company in August 2001. Their current annual salaries are $187,000, $181,000 and $139,400, respectively.

Option Grants In Last Fiscal Year

     The following table provides information regarding options granted in the fiscal year ended December 31, 2001 to the executive officers named in the summary compensation table. We did not grant any stock appreciation rights in the year ended December 31, 2001. This information includes hypothetical potential gains from stock options granted in fiscal 2001. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of our common stock price over the 10-year life of the stock options granted in 2001. These assumed rates of growth were selected by the Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.

		Individual Grants
						Potential
			Percentage			Realizable Value
			of Total			at Assumed Rates
			Options			of Stock Price
		Number of	Granted to			Appreciation for
		Securities	Employees	Exercise		Option Term (2)
	Grant	Underlying	in Fiscal	Price Per	Expiration
Name	Date	Options Granted	Year (1)	Share	Date	0%	5%	10%

Kris Shah	—	—	—	—	—	—	—	—
Marvin J. Winkler	—	—	—	—	—	—	—	—
Richard M. Depew (3)	8/16/01	220,000	44.8%	$3.14	8/16/11	—	434,500	1,100,880
Thomas E. Schiff (4)	5/29/01	47,512	9.7%	$2.11	5/29/11	87,422	205,252	386,748
Robert J. Gray (5)	1/2/01	10,000	2.0%	$2.50	1/2/11	—	15,720	39,840

(1)	Based on options to purchase 490,527 shares granted to our employees during the fiscal year ended December 31, 2001, including 114,027 options issued during 2001 to BIZ employees prior to the acquisition.

(2)	Calculated using the potential realizable value of each grant.

(3)	Mr. Depew’s option vested immediately as to 20,000 shares. The remaining 200,000 shares vest 20% annually over five years commencing one year from grant date. 75% of any unvested option will vest if there is a change in control of our company and Mr. Depew is terminated without due cause or Mr. Depew resigns his employment with us for good reason.

(4)	Mr. Schiff’s option vests 25% one year from the grant date, and the remainder 1/48 each month thereafter for 36 months. The option vests entirely if Mr. Schiff’s employment terminates for any reason.
(5)	Options vest 20% annually over five years commencing one year from grant date.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-End Option Values

     The following table provides information regarding stock options exercised in the fiscal year ended December 31, 2001 by the executive officers named in the summary compensation table, as well as the number of exercisable and unexercisable in-the-money stock options and their values at fiscal year end. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option.

Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Shares		December 31, 2001		December 31, 2001(1)
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Kris Shah	—	—	—	—	—	—
Marvin J. Winkler	—	—	—	—	—	—
Richard M. Depew	—	—	20,000	200,000	$9,600	$96,000
Thomas E. Schiff	—	—	95,025	142,536	$143,488	$215,229
Robert J. Gray	—	—	2,000	18,000	—	$11,200

(1)	Based on the last reported sale price of underlying securities ($3.62) on December 31, 2001 as reported by The Nasdaq National Market, minus the exercise price of the options.

Directors’ Compensation

     Directors receive no cash compensation for serving on our board of directors or any committee although directors are reimbursed for expenses incurred in attending board and committee meetings. No compensation is paid for attending meetings of committees of our board of directors on which directors serve. We may periodically award options or warrants to our directors under our existing stock option plans and otherwise.

     During fiscal year 2001, Bruce J. Block was granted an option to purchase up to 19,005 shares of our common stock at an exercise price of $2.11 per share, which shares vested 25% on April 30, 2001, with the remainder vesting 1/48 per month for 36 months.

Employment Agreements

     Kris Shah has entered into a two-year employment agreement with us, effective as of June 9, 1999. This agreement provides that, after the initial term, it will automatically renew for successive one-year terms unless it is terminated by us or by Mr. Shah through written notice given to the other party 90 days before the expiration of the then current term. Our board of directors may adjust Mr. Shah’s salary. Mr. Shah is also entitled to receive an annual bonus award of $100,000 if we have earnings in excess of $2,500,000 or more and an additional $37,500 for each additional $1,000,000 of earnings in excess of $2,500,000. In making the calculation for the bonus, we will measure earnings before interest and taxes and will add back the amortization of goodwill and other intangibles.

     Mr. Shah’s employment agreement provides that, in addition to being terminated through the notice feature described above, employment may be terminated as follows:

•	by Mr. Shah if he has good reason to terminate the agreement. Good reason exists if:

•	Mr. Shah is relieved of his position as, or is not reappointed as, an officer of our company;

•	Mr. Shah’s title, office or responsibilities change substantially;

•	Mr. Shah’s base salary is reduced to an amount that is less than $175,000 or by more than 10%;

•	we fail to maintain our employee benefit plan;

•	we sell or transfer our company and fail to obtain the successor’s assumption of the employment agreement; or

•	we fail to comply with a material term of the employment agreement and fail to cure the default after appropriate notice.

•	by us if we determine that due cause for termination exists. Due cause exists if we find that Mr. Shah:

•	intentionally misapplied our money or property;

•	committed an act of dishonesty that harmed us;

•	was convicted of a felony or a crime involving moral turpitude;

•	has used a controlled substance, including alcohol, which affects his ability to perform his job duties; or

•	breached the terms of the employment agreement.

•	Additionally, we can terminate the terms of the agreement upon Mr. Shah’s:

•	death;

•	disability for more than 180 days after we give 30 days’ notice of our intention to terminate the employment agreement; or

•	retirement.

     We may be obligated to make payments to Mr. Shah upon termination of employment depending on the circumstances surrounding the termination. If the employment agreement is terminated by Mr. Shah after giving notice, by us for cause, or by Mr. Shah in breach of the agreement, we will not be obligated to pay any compensation after the termination date, except:

•	employee benefits;

•	unpaid base salary that Mr. Shah has earned but which we have not paid; and

•	vested stock options.

     If the employment agreement is terminated by Mr. Shah for good reason or by us through a constructive termination, we will be obligated to pay Mr. Shah:

•	his annual salary for the greater of the balance of the term of the employment agreement or for a period of two years;

•	a pro rata bonus for the fiscal year in which the termination occurs;

•	continuing medical and life employee benefits for six months after the termination; and

•	vested stock options.

     Mr. Shah’s employment agreement also contains non-compete, confidentiality and non-disclosure clauses designed to protect our intellectual property. Additionally, the agreement contains a provision designed to preclude Mr. Shah from claiming rights to any products or technologies he developed while in our employ or for a two-year period following his termination.

     Richard M. Depew has entered into an employment agreement with us, effective as of August 16, 2001 and terminating on August 31, 2003 pursuant to which Mr. Depew agreed to act as our president and chief operating officer. In exchange for his services as our president and chief operating officer, Mr. Depew is entitled to an annual base salary of $175,000 and to an incentive bonus payable each year, equal to the product of $100,000 multiplied by a percentage calculated by our board of directors which percentage shall be based upon our Company’s stock price, total revenues and net income before taxes. Mr. Depew was also granted an option to purchase up to 220,000 shares of common stock under our Amended and Restated 1999 Stock Option Plan at an exercise price equal to $3.14 per share, the closing price of a share of our common on August 16, 2001. 20,000 of these shares vested on August 16, 2001 and the remaining shares vest 20% annually over five years commencing one year from grant date.

In addition, Mr. Depew is entitled to:

•	reimbursement of costs and expenses incurred by him in the performance of his services and duties as our president and chief operating officer;

•	an automobile allowance of $500 per month;

•	participate in our medical, dental, life and disability insurance plans;

•	participate in any additional compensation, benefit, pension, stock option, stock purchase, 401(k) or other plan or arrangement of our company; and

•	such vacation, holiday and other paid and unpaid leaves of absence that our other senior executive officers are entitled.

     Mr. Depew’s employment agreement provides that, other than by expiration of the term of the agreement, employment may be terminated as follows:

•	by Mr. Depew, at any time upon proper notice to us;

•	by us if our co-chairmen of determine that the termination is for due cause. Due cause exists if Mr. Depew:

•	intentionally misapplies any of our funds, or commits any other act of dishonesty that injures us;

•	is conviction of a felony involving moral turpitude;

•	uses or possesses any controlled substance or chronically abuses alcoholic beverages and, after providing Mr. Depew with proper notice and a reasonable period of time to cure the deficiencies, our co-chairmen determine that Mr. Depew is unfit to serve as our president and chief operating officer; or

•	persistently and materially breaches, does not perform and does not observe the terms of his employment agreement, provided that our co-chairmen provide Mr. Depew with proper notice and a reasonable period of time to cure the deficiencies;

•	by us, if Mr. Depew is physically incapable of performing his duties as our president and chief operating officer because of an accident, sickness or other cause for a period of 90 consecutive days;

•	automatically upon Mr. Depew’s death;

•	by us, upon proper notice of termination to Mr. Depew;

•	by Mr. Depew, for good reason. Good reason exists if:

•	Mr. Depew is relieved of his position as, or is not reappointed as, an officer of our Company;

•	Mr. Depew’s title, office or responsibilities change substantially;

•	Mr. Depew’s base salary is reduced;

•	we relocate Mr. Depew to a location more than 20 miles from Irvine, California without his prior written consent;

•	we fail to pay Mr. Depew amounts due or benefits to be provided, including vacation days, to him under his employment agreement;

•	we fail to comply with a material term of the employment agreement and fail to cure the default after appropriate notice; or

•	we are subjected to any proceeding involving insolvency or the protection of or from creditors for more than 90 days;

•	by Mr. Depew, upon reaching the age of 65.

     We may have the following obligations to Mr. Depew upon termination of employment if the employment agreement is terminated by us, other than for due cause, due to Mr. Depew’s disability or death or Mr. Depew having reached the age of 65, or by Mr. Depew, with good reason:

•	to pay his base salary in effect as of the date of termination through the end of the month during which such termination occurs plus credit for any vacation earned but not taken;

•	to pay 50% of his annual base salary;

•	to pay a prorated bonus for the calendar year during which termination occurs;

•	to pay his automobile allowance for the six month period after the date of termination; and

•	to maintain, at our expense, Mr. Depew’s employee benefits for the lesser of the six month period after termination or until prohibited by the applicable benefit plan.

     If the employment relationship is terminated by Mr. Depew, with proper notice, or by us, for due cause or because Mr. Depew refuses to continue his employment and fails to give proper notice, we will not be obligated to pay any compensation after the termination date, except:

•	those benefits that are provided by retirement and benefit plans and programs specifically adopted and approved by us for Mr. Depew that are earned and vested by the date of termination;

•	Mr. Depew’s pro rata annual salary through the date of termination;

•	any stock options which have vested as of the date of termination; and

•	accrued vacation as required by California law.

     If Mr. Depew’s employment relationship is terminated due to his incapacity or death, we are obligated to provide those benefits that are provided by retirement and benefits plans and programs specifically adopted and approved by us for Mr. Depew that are earned and vested at the date of termination, and a prorated bonus for the calendar year in which incapacity or death occurs.

     If there is a change in control of our company and Mr. Depew is subsequently terminated without due cause or Mr. Depew resigns his employment for good reason, then 75% of any unvested options or other rights to acquire securities of our company granted to Mr. Depew will immediately vest and become fully exercisable.

     The employment agreement with Mr. Depew also contains non-competition and nonsolicitation clauses as well as representations and warranties from Mr. Depew that in performing his duties as our president and chief operating officer, he has not and will not violate any agreements of confidentiality to which he has entered into with any third parties. These clauses and representations and warranties are designed to protect our intellectual property.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Each of Messrs. Amber, Medeiros and Block served as a member of the compensation committee of the board of directors during fiscal year 2001. Mr. Amber served as a director of our Company during the fiscal year ended December 31, 2001, and also served as our secretary until May 2001. Mr. Amber is currently a partner of the law firm of Rutan & Tucker LLP, which during the fiscal year ended December 31, 2001 acted as our outside legal counsel and was paid $572,398 in fees and costs. This amount represented less than 5% of Rutan & Tucker, LLP’s revenues during 2001. Neither Mr. Medeiros nor Mr. Block served as an officer or employee of our Company during fiscal year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     As of April 26, 2002, a total of 20,664,832 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

•	each of our directors;

•	each of our executive officers named in the summary compensation table;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table.

     Except as indicated below, the address for each named beneficial owner is the same as ours. The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership. Percentages shown as an asterisk represent less than 1.00%.

	Beneficial Ownership
	of Common Stock

	Number	Percentage of Common
Name of Beneficial Owner	of Shares	Stock

Kris Shah	5,447,484	26.23%
Marvin J. Winkler	7,231,037	34.82%
Richard M. Depew	21,000	*
Thomas E. Schiff	126,899	*
Robert J. Gray	86,413	*
Matthew Medeiros	19,500	*
Gregg Amber	23,295	*
Bruce J. Block	9,899	*
Wave Systems Corp.	4,509,048	20.41%
Richard P. Kiphart	1,087,393	4.99%
Kingsport Capital Partners, LLC	1,087,393	4.99%
All directors and executive officers as a group (8 persons)	12,965,527	61.53%

     Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Commission, and generally includes voting or investment power with respect to securities. Except as indicated below, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants or underlying notes held by that holder that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

     The shares beneficially owned by Kris Shah include:

•	435,301 shares held by the Chandra L. Shah Trust, of which Mr. Shah is the trustee;

•	435,301 shares held by the Leena Shah Trust, of which Mr. Shah is the trustee;

•	4,472,716 shares held by the Kris and Geraldine Shah Family Trust, of which Mr. Shah and his wife are the trustees and beneficiaries; and

•	104,166 shares underlying convertible notes.

     The shares beneficially owned by Marvin J. Winkler include:

•	6,770,528 shares held by JAW Financial, L.P., of which Mr. Winkler owns 100% of the equity interests;

•	356,343 shares held by the Winkler Children’s Trust 1998, the beneficiaries of which are Mr. Winkler’s minor children; and

•	104,166 shares underlying convertible notes.

     The shares beneficially owned by all of our directors and executive officers as a group include the shares listed above as beneficially owned by Mr. Shah and Mr. Winkler and 208,332 shares underlying options that are beneficially owned as follows:

•	Richard M. Depew – 20,000 shares underlying options;

•	Thomas E. Schiff – 126,699 shares underlying options;

•	Robert J. Gray – 6,000 shares underlying options;

•	Matthew Medeiros – 19,500 shares underlying options;

•	Gregg Amber – 18,000 shares underlying options; and

•	Bruce Block – 9,899 shares underlying options.

     The shares beneficially owned by Wave Systems Corp. include 1,425,965 shares of common stock that are or may become issuable under a stock acquisition right described under the heading “Certain Relationships and Related Transactions.” Power to vote or dispose of the shares beneficially owned by Wave Systems Corp. is held by Steven Sprague as President. The address for Mr. Sprague is c/o Wave Systems Corp., 480 Pleasant Street, Lee, Massachusetts 01238.

     As described under the heading “Certain Relationships and Related Transactions,” each of Richard P. Kiphart and Kingsport Capital Partners, LLC beneficially owns shares of common stock underlying notes and warrants that we issued in a private placement transaction on April 16, 2002. The shares shown in the table below as beneficially owned by Mr. Kiphart represent shares issuable upon conversion of notes and upon exercise of warrants held of record by Mr. Kiphart. The shares shown in the table below as beneficially owned by Kingsport Capital Partners, LLC represent shares issuable upon conversion of notes and upon exercise of warrants held of record by three funds of which Kingsport Capital Partners, LLC is the general partner. Power to vote or dispose of the shares beneficially owned by Kingsport Capital Partners, LLC is held by Stewart Flink and Richard Levy. The address for Mr. Flink and Mr. Levy is c/o Kingsport Capital Partners, LLC, 95 Revere Drive, Suite F, Northbrook, Illinois 60062.

     The notes and warrants beneficially owned by Mr. Kiphart and Kingsport Capital Partners, LLC prohibit conversion of the notes or exercise of the warrants to the extent that conversion of a note or exercise of a warrant would result in the holder, together with its affiliates, beneficially owning in excess of 4.999% of our outstanding shares of common stock. A beneficial owner of one of those notes or warrants may waive the 4.999% limitations after 61 days’ prior written notice to us or immediately upon written notice to us if we are or may become subject to a change in control as defined in the notes and warrants. Also, these limitations do not preclude a holder from converting or exercising a note or warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amounts.

     At the initial conversion and exercise prices, the notes and warrants beneficially owned by each of Mr. Kiphart and Kingsport Capital Partners, LLC would be convertible for or exercisable into more than 5% of our outstanding shares of common stock if those beneficial owners were to waive beneficial ownership limitations. However, as of the date of the table, neither of those beneficial owners had made such a waiver. In light of the limitations contained in the notes and warrants, the numbers of shares shown in the table as beneficially owned by Mr. Kiphart and Kingsport Capital Partners, LLC have been limited to 4.999% of the shares of our common stock outstanding as of the date of the table.

Item 13. Certain Relationships and Related Transactions

     On January 2, 2000, we entered into a lease agreement for our principal executive offices with KRDS, Inc. Kris Shah, our co-chief executive officer, co-chairman of the board and secretary, is the majority stockholder and a director of KRDS, Inc. The lease has a seven-year term and expires on February 28, 2007, and we have an option to renew the lease for a five-year period which we may exercise by providing notice to KRDS, Inc. not less than six months prior to the expiration of the initial seven-year term; however, on April 11, 2002, KRDS, Inc. and we agreed that the lease may be canceled by either party on 60 days written notice with no further obligation on the part of either party. The building is approximately 20,702 square feet, our monthly payment is $34,259 and we paid a security deposit of $31,674.

     Mr. Shah owned 1,400,000 shares of common stock of BIZ that were converted into 665,174 shares of our common stock upon consummation of the merger with BIZ on August 24, 2001. Prior to the Acquisition, Mr. Shah purchased shares of BIZ common stock. Part of the consideration consisted of a promissory note from Mr. Shah with a stated interest rate of 5% per annum, with a maturity date of July 24, 2005. On April 12, 2002, in a transaction approved by our board of directors, Mr. Shah prepaid the note by paying $347,224. We recorded a discount of $152,776 that was charged against income in the second quarter of 2002. The discount was computed based upon a present value calculation using a discount rate of 20%.

     In October 2000, we signed a development agreement with Wave for the integration of EMBASSY based systems with set-top box master reference designs of Broadcom Corporation. Wave owns approximately 15% of our issued and outstanding common stock. The development agreement was amended in May 2001. Under this agreement, as amended, we are required to pay Wave $278,000 per month beginning June 1, 2001 through December 1, 2002 for work to be performed, for a total of $5.0 million. Should we not make the required monthly payments, Wave may request payment in the form of common stock. As of December 31, 2001, we owed $1.4 million to Wave for which they have tendered monthly notices of default. Under the terms of the agreement, if the default notices are not cured within 30 days of written notice, the unpaid installment converts the obligation for delinquent installments from a cash obligation into a SAR. A SAR gives Wave the right to acquire a number of fully paid, nonassessable shares of our common stock determined by dividing the fair market value (the average closing price of our common stock for the ten trading-day period prior to the date of exercise) of a share of our common stock on the date of exercise of the SAR into the aggregate portion of the installment payments declared to be in default and such default was not cured. To date, Wave has made no request for issuance of stock. The $1.4 million obligation is carried as an accrued liability of December 31, 2001. Further, to conserve cash we do not intend to pay in cash the monthly billings due under the agreement. In February 2002, based upon a verbal agreement the work under the agreement was suspended along with the related billings. The suspension does not decrease the obligation to purchase development services in the future. We have reserved 1,150,000 shares of common stock for issuance under the agreement. In addition, should we not purchase $5.0 million of goods or services from Wave by June 30, 2003, our exclusivity related to certain customers will, at Wave’s option, become non-exclusive.

     We arranged for the lease of two buildings totaling approximately 63,000 square feet that were to be constructed. The buildings were completed January 2002, but are too large for our current needs. Mr. Shah has a 25% ownership interest in the entity that owns the two buildings. The leases have an aggregate monthly rental totaling approximately $115,000, plus common area costs for seven years. We sublet one-half of a 23,000 square foot building on terms and conditions matching the underlying lease, to a company owned by our co-chief executive officer and co-chairman of the board, Marvin Winkler. While that company made a lease deposit, it has not made the monthly rent payments and accordingly is currently delinquent on its rent payments to us. We are in negotiations with the landlord regarding being released from obligations under the lease for the 40,000 square foot building. We intend to release the related party sub-tenant and occupy the 23,000 square foot building. We have accrued $2.2 million as an estimate for anticipated costs relative to the disposition of the 40,000 square foot building net of anticipated offsetting sublease income, which may be partially recovered depending on future events that cannot be estimated.

     On July 31, 2001, Chase Manhattan Bank, ("Chase") advanced $1.0 million to Mr. Winkler, who then advanced that amount to BIZ for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1.0 million demand note with Chase and BIZ executed a $1.0 million demand note due September 15, 2001 with J.A.W. Financial, L.P., or JAW, an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, we made a principal payment of $30,000, paid accrued interest, and executed a new promissory note to JAW for $970,000. The terms of the promissory note called for interest at prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160,000 and one final payment on April 15, 2002 in the amount of $170,000. The promissory note provided Chase a security interest in the shares in Wave owned by us and, subject to Chase’s loan security guidelines, the rights to proceeds from any sales of those shares. On March 8, 2002, the promissory note was paid in full ahead of scheduled maturity.

     On April 16, 2002, we issued to Messrs. Shah and Winkler non-convertible unsecured promissory notes due December 31, 2005 in the principal amounts of $152,776 and $500,000, respectively, in connection with loans to us made by each of them. These notes bear interest at an annual rate of 10%.

     On December 18, 2001, we issued and sold convertible promissory notes to four individuals, in the aggregate principal amount of $2.5 million. Messrs. Shah and Winkler, each purchased a note in the principal amount of $375,000 in this transaction. These notes bear interest at 8% per annum, are convertible into our common stock at $3.60 per share (subject to certain possible adjustments) and are due and payable on December 31, 2005.

     Mr. Amber served as a director of our company during the fiscal year ended December 31, 2001, and also served as our secretary until May 2001. Mr. Amber is currently a partner of the law firm of Rutan & Tucker LLP, which during the fiscal year ended December 31, 2001 acted as our outside legal counsel and was paid $572,398 in fees and costs. This amount represented less than 5% of Rutan & Tucker, LLP’s revenues during 2001.

     Under a Securities Purchase, Registration Rights and Security Agreement dated as of April 16, 2002, we issued an aggregate of approximately $5.8 million of secured convertible promissory notes due December 31, 2005 and warrants to purchase an aggregate of 3,477,666 shares of our common stock to six accredited investors in a private offering. We issued the notes and warrants in exchange for $4.0 million in cash and the exchange of approximately $1.8 million of our outstanding 8% subordinated convertible notes dated December 17, 2001.

     The notes issued on April 16, 2002 are secured by all of our assets and mature on December 31, 2005. The notes bear interest at an annual rate of 10%. Interest is payable quarterly in cash beginning on July 1, 2002 or, at our discretion, in shares of common stock at a price based upon the average of the closing sale prices of our common stock for the 30-day period ending on the day prior to the interest due date. The principal balance of each note is convertible into shares of our common stock at the election of the holder at the initial conversion price of $1.00 per share. The outstanding principal balances of the notes and, at our option, any accrued and unpaid interest, automatically will convert into shares of common stock at the then-applicable conversion price if:

•	the closing sale price of a share of our common stock equals or exceeds $3.00 for 20 consecutive trading days;

•	the average daily trading volume during the 20 trading day period equals or exceeds 100,000 shares; and

•	the registration statement that we are required to file to cover the resale of shares of common stock underlying the notes and warrants is declared effective by the Commission and remains effective throughout each day of the 20 trading day period.

     The warrants are three-year warrants that have an initial exercise price of $1.30 per share and contain a cashless exercise provision. The notes and warrants contain anti-dilution and protective provisions that provide for adjustments to their conversion and exercise prices upon issuances of securities below the then-applicable conversion or exercise price and upon the occurrence of certain other events such as a distribution of assets.

     At the initial conversion and exercise prices, the notes and warrants beneficially owned by each of Richard P. Kiphart and Kingsport Capital Partners, LLC would be convertible for or exercisable into more than 5% of our outstanding shares of common stock. However, the notes and warrants prohibit conversion of the notes or exercise of the warrants to the extent that conversion of a note or warrant would result in the holder, together with its affiliates, beneficially owning in excess of 4.999% of our outstanding shares of common stock. A holder of one of those notes or warrants may waive the 4.999% limitations after 61 days’ prior written notice to us or immediately upon written notice to us if we are or may become subject to a change in control as defined in the notes and warrants. As of April 26, 2002, neither of the holders had waived the beneficial ownership limitations. However, the beneficial ownership limitations do not preclude a holder from converting or exercising a note or warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amounts.

     In addition to the 4.999% beneficial ownership limitations that apply to the beneficial owners of the notes and warrants, unless our shareholders otherwise consent, we are not obligated to issue shares of common stock upon conversion of all of the notes or upon exercise of all of the warrants to the extent the aggregate number of shares to be issued exceeds 19.9999% of the 20,664,832 shares of our common stock that were issued and outstanding as of April 16, 2002. However, shareholders having a majority of the voting power of SSP have indicated their intention to consent, at our 2002 annual meeting of shareholders, to conversion of the notes and exercise of the warrants into a number of shares that exceeds 19.9999% of the shares of our common stock that were issued and outstanding as of April 16, 2002.

     The interest of the particular director, executive officer or security holder in each matter described above was disclosed to our board of directors before our board of directors approved the matter.

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

Dated: April 30, 2002	SSP Solutions, Inc.

	By:	/s/ MARVIN J. WINKLER Marvin J. Winkler Co-Chief Executive Officer

	By:	/s/ KRIS SHAH Kris Shah Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report is made by the following persons on behalf of the Registrant and in the capacities indicted.

Name	Title	Date

/s/ MARVIN J. WINKLER Marvin J. Winkler	Co-Chairman of the Board of Directors, Director and Co-Chief Executive Officer (Principal Executive Officer)	April 30, 2002

/s/ KRIS SHAH Kris Shah	Co-Chairman of the Board of Directors, Director and Co-Chief Executive Officer (Principal Executive Officer)	April 30, 2002

/s/ THOMAS E. SCHIFF Thomas E. Schiff	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2002

/s/ GREGG AMBER Gregg Amber	Director	April 30, 2002

Matthew Medeiros	Director	April ______, 2002

Bruce Block	Director	April ______, 2002

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

             /s/ KPMG LLP

Costa Mesa, California
April 16, 2002

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,120	$3,257
Investment in trading securities	—	1,360
Accounts receivable (net of allowance for doubtful accounts of $268 and $254 as of December 31, 2000 and 2001, respectively)	4,137	4,358
Inventories	695	436
Prepaid expenses	542	601
Other current assets	325	401

Total current assets	9,819	10,413
Property and equipment, net	823	361
Other assets	343	28
Goodwill and other intangibles, net	783	26,621

	$11,768	$37,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,986	$1,695
Accounts payable	1,337	9,495
Accrued liabilities	1,366	3,343
Notes payable to related party	—	392
Deferred revenue	217	203
Accrued rent	55	1,064

Total current liabilities	4,961	16,192
Long-term debt, less current installments	19	2,500
Deferred revenue	240	46
Accrued rent, less current	—	1,107

Total liabilities	5,220	19,845
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; Authorized 100,000,000 shares; issued and outstanding 9,743,573 and 20,630,754 shares at December 31, 2000 and 2001, respectively	97	206
Additional paid-in capital	52,834	118,608
Note receivable from shareholder	—	(500)
Deferred compensation	—	(1,193)
Accumulated deficit	(46,383)	(99,543)

Total shareholders’ equity	6,548	17,578

Commitments and contingencies (notes 13 and 18)
Subsequent events ( note 19)	$11,768	$37,423

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

BIZ Acquisition

     On August 24, 2001, pursuant to an Agreement and Plan of Reorganization dated July 3, 2001 with BIZ Interactive Zone, Inc., a Delaware Corporation, the Company completed an acquisition transaction (the “Acquisition”) whereby BIZ became a wholly-owned subsidiary of the Company. BIZ is a development stage enterprise devoting substantially all of its efforts to develop, design, and market security solutions for the financial, government, healthcare, education, and entertainment industries. Concurrent with the acquisition, the Company changed its name from Litronic Inc., to SSP Solutions, Inc. The Company combined the business of SSP and BIZ into a single operating unit under the name SSP Solutions, Inc.

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

Accounts Receivable Financing

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

Subordinated Notes

During December 2001, the Company issued four separate Subordinated Convertible Notes (the “Notes”) totaling $2,500 with similar terms and conditions. The Notes are due on December 17, 2004 and bear 8% interest per annum payable quarterly. In connection with the issuance of the subordinated convertible notes the Company incurred approximately $28 of issuance costs, which primarily consisted of legal and other professional fees, which are to be paid at a later date. All subordinated convertible notes mature December 17, 2004; bear interest at a rate of 8% per annum, which will be paid quarterly in cash; These notes are convertible at the election of the holders, at any time no such number of shares of our common stock as is determined by dividing the outstanding principal amount of the role being converted by the conversion price in effect at that time. The initial conversion price provided for in the in the notes is $3.60 per share and is subject to adjustment under certain conditions. In addition, upon the closing of a “qualified financing” as defined in the notes, the then outstanding principal and any accrued and unpaid interest on these notes will automatically convert into such number of shares of the type of equity securities sold in that qualified financing as is determined by dividing the amount of principal and interest remaining on the note being converted by the lesser of (a) the price at which the equity securities are being sold in the qualified financing or (b) the conversion price provided in the note being converted in effect at the time. After December 17, 2003, the Company may call for mandatory conversion of the subordinated convertible notes prior to maturity if the Company’s common shares trade at or above an average price of 300% of the conversion price for twenty (20) consecutive trading days and average volume of 200,000 share per day for twenty (20) consecutive trading days. Two of the Notes totaling $750 were issued to the Company’s Co-Chairmen and Co-Chief Executive Officers of the Company.

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

     Some key components used in the manufacture of the Company’s products can only be obtained from single sources.

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

     Additionally, in conjunction with the Acquisition, the Company assumed 837,396 options under the BIZ stock option plan. Selected employee stock options were granted to employees with exercise prices less than fair value of the underlying common stock at the date of grant. Accordingly, compensation expense will be recognized and recorded over the vesting period. The options generally vest 25% upon the completion of one year of service and the remaining 75% in equal monthly installments over the next three years from the date of grant. As the Company granted the options to employees at below fair market value the Company recorded deferred compensation and compensation expense as of and for the year ended December 31, 2001. The term of the options is ten years.

     In addition, BIZ granted 118,779 stock options to non-employees in exchange for services prior to the Acquisition. The stock options generally vest over one year and the term of these options is one year.

     The Company recorded deferred compensation related to the BIZ options of $1,139 at December 31, 2001, compensation expense of $132 and reversal of deferred compensation related to terminated employees of $201 for the year ended December 31, 2001.

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

Options

     Following is a summary of stock option transactions (shares in thousands):

		Weighted
	Number	Average
	of	Exercise Price
	Shares	Per Share

Options outstanding at December 31, 1998	281	$ 0.70
Granted	124	8.64
Cancelled	(53)	3.66
Exercised	(116)	0.70

Options outstanding at December 31, 1999	236	4.17
Granted	347	5.43
Cancelled	(65)	5.73
Exercised	(28)	0.70

Options outstanding at December 31, 2000	490	5.05
Granted	1,239	2.60
Cancelled	(111)	4.25
Exercised	(4)	.70

Options outstanding at December 31, 2001	1,614	3.26

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

	Year Ended
	December 31,

	2000	2001

Net loss as reported	$41,405	$53,160
Assumed stock compensation cost	259	779

Pro forma net loss	$41,664	$53,939

Pro forma net loss per share—basic and diluted	$4.22	$3.97

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

     The provision (benefit) for income taxes from continuing operations is comprised of the following for the year ended ______:

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

     As of December 31, 2001, the Company has Federal and state net operating losses (“NOL”) carryforwards of approximately $25,000 and $9,900, respectively. These NOL carryforwards will expire through year 2021 for the Federal NOL and 2006 for the state NOL. Additionally, the Company has Federal and state research and experimentation (“R&E”) credit carryforwards of approximately $108 and $129, respectively. These R&E Credit carryforwards expire through 2021 for the Federal R&E Credit and indefinitely for the state R&E Credit.

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

     The Company is currently in negotiations with the various government agencies it contracts with to initiate and implement the corrective measures necessary to insure the uninterrupted continuity of the contracts. Although there is no assurance that the contracts will be renewed or that they will not be cancelled, the Company has reason to believe they will be renewed. However, if the contracts are not renewed or if they are cancelled, then a significant portion of the Company’s revenues will be lost which would have a significant impact on the Company’s financial condition, results of operations and liquidity.

     As of December 31, 2001, accounts payable totaled $9,495. Of that amount, $4,629 are aged at least 90 days. As indicated elsewhere in this footnote, one of the Company’s vendors have already commenced legal actions to collect payables of $322, while others have threatened collection action. Unless payment is made or satisfactory payment plans agreed to, it is likely that the remainder of the vendors will eventually initiate legal actions to collect the amounts owed to them. Currently, the Company has the intent to satisfy its vendor obligations through a combination of payment negotiations, which include extending the terms over time, partial payments of the obligations due as payment in full and converting obligations to long term notes payable.

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

Secured Convertible Promissory Notes

On April 15, 2002, the Company completed a private financing of $5,000 in the form of $4,000 in 10% secured convertible promissory notes, $653 in secured non-convertible promissory notes ($153 held by Co-Chairman Kris Shah and $500 held by co-Chairman Marvin Winkler) and the pre-payment of a $500 note due from Kris Shah, less a discount of $153. The discount was based upon a present value using the rate of 20% for early payment and will be charged against earnings in the second quarter of 2002. In connection with the issuance of the secured convertible promissory notes the Company incurred approximately $285 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. All promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash, or at the Company’s discretion, in common shares based upon the trailing thirty (30) day average prior to the interest due date; and the $4,000 of convertible promissory notes, in whole or in part, are convertible at the option of the holder into an aggregate of approximately 4,000,000 shares of the Company’s common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the convertible promissory notes have detachable warrants exercisable for three (3) years to purchase an additional 2,400,000 shares at $1.30 per share. The convertible notes are automatically converted prior to maturity if the Company’s common shares trade at or above an average price of $3.00 per share for twenty (20) consecutive trading days and average volume of 100,000 shares per day for twenty (20) consecutive trading days. The Company is subject to restrictive covenants related to the secured convertible and non-convertible promissory notes that prevents the Company from pledging intellectual property as collateral.

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

SCHEDULE II

SSP AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(In thousands)

		Additions
	Balance At	Charged to	Additions	Deductions-
	Beginning	Costs and	Due to	Amounts	Balance At
Description	of Period	Expenses	Acquisition	Written Off	End of Period

Year Ended December 31, 1999 Allowance for doubtful accounts	$14	$327	$194	$145	$390

Year Ended December 31, 2000 Allowance for doubtful accounts	$390	$286	$—	$408	$268

Year Ended December 31, 2001 Allowance for doubtful accounts	$268	$401	$—	$415	$254

S-1

EXHIBITS
Exhibit		Page
Number	Description	Number

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 contained in Registrant’s Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 contained in Registrant’s Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 contained in Registrant’s Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999)

4.3	Warrant Agreement (incorporated by reference to Exhibit 4.2 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about May 6, 1999)

4.4	SSP Solutions, Inc. Purchase Agreement, 8.0% Subordinated Convertible Notes, dated December 17, 2001 (without schedules) (incorporated by reference to Exhibit 4.4 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

4.5	Subordinated Convertible Note, dated December 17, 2001, between SSP Solutions, Inc. and Richard P. Kiphart (incorporated by reference to Exhibit 4.5 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

4.6	Subordinated Convertible Note, dated December 17, 2001, between SSP Solutions, Inc. and Sandy Tennant (incorporated by reference to Exhibit 4.6 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

4.7	Amended and Restated Subordinated Convertible Note, dated December 18, 2001, between SSP Solutions, Inc. and Marvin J. Winkler (incorporated by reference to Exhibit 4.7 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

4.8	Amended and Restated Subordinated Convertible Note, dated December 18, 2001, between SSP Solutions, Inc. and Kris Shah (incorporated by reference to Exhibit 4.8 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

10.1	Employment Agreement with Kris Shah (incorporated by reference to Exhibit 10.1 contained in Registrant’s Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999)
10.2	Litronic Industries, Inc. 1998 Stock Option Plan and form of Litronic Industries, Inc. 1998 Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 contained in Registrant’s Registration Statement on Form S-1 filed with the Commission on or about February 11, 1999)

10.3	SSP Solutions, Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 4.5 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001)

10.4	Form of SSP Solutions, Inc. Amended and Restated 1999 Stock Option Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.6 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001)

10.5	BIZ Interactive Zone, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.3 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001)

Exhibit		Page
Number	Description	Number

10.6	Form of BIZ Interactive Zone, Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.4 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001)

10.7	SSP Solutions, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001)

10.8	Form of SSP Solutions, Inc. 2001 Employee Stock Purchase Plan Subscription Agreement (incorporated by reference to Exhibit 4.2 contained in Registrant’s Registration Statement on Form S-8 filed with the Commission on or about November 13, 2001)

10.9	Award Contract between Maryland Procurement Office and Litronic Industries, Inc. dated June 27, 1997 (incorporated by reference to Exhibit 10.11 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about May 6, 1999)

10.10	Modification dated February 3, 1999 of Original GSA Contract GS-35F-4232D dated May 3, 1996 (incorporated by reference to Exhibit 10.26 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about June 1, 1999)

10.11	Deed of Lease Agreement between Pulsar Data Systems, Inc. and Massachusetts Mutual Life Insurance Company dated August 11, 1998 (incorporated by reference to Exhibit 10.27 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about June 1, 1999)

10.12	Basic Ordering Agreement dated April 16, 1998 between the United States of America and Litronic (incorporated by reference to Exhibit 10.38 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about May 6, 1999)

10.13	Nonexclusive Distributor Agreement dated April 27, 1999 among Litronic and Itochu Techno-Science Corporation and Itochu Corporation (incorporated by reference to Exhibit 10.39 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about June 1, 1999)

10.14	Equipment Purchase, Software License and Maintenance Agreement dated April 20, 1999 between Bank of America and Litronic (incorporated by reference to Exhibit 10.40 contained in Registrant’s Registration Statement on Form S-1/A filed with the Commission on or about May 6, 1999)

10.15	Lease agreement between KRDS, Inc., and the Company, dated January 2, 2000 (incorporated by reference to Exhibit 10.14 contained in Registrant’s Form 10-K filed with the Commission on or about April 19, 2001)

10.16	Purchase, Development, and Deployment Agreement dated October 2, 2000 between BIZ Interactive Zone, Inc. and Wave Systems Corporation (incorporated by reference to Exhibit 10.16 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

10.17	Amendment No. 1, dated May 10, 2001, to Purchase, Development, and Deployment Agreement dated October 2, 2000 between BIZ Interactive Zone, Inc. and Wave Systems Corporation (incorporated by reference to Exhibit 10.17 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

10.19	Lease agreement, dated October 10, 2001, between Litronic Inc. and Research Venture LLC, related to real property located at 9012 Research Drive, Irvine, California 92618 (incorporated by reference to Exhibit 10.19 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

Exhibit		Page
Number	Description	Number

10.20	Lease agreement, dated October 10, 2001, between Litronic Inc. and Research Venture LLC, related to real property located at 11 Cushing, Irvine, California 92618 (incorporated by reference to Exhibit 10.20 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

10.21	Account Purchase Agreement dated as of November 2, 2001 by and between Pulsar Data Systems, Incorporated and Wells Fargo Business Credit, Inc. for the sale and assignment of Accounts Receivable (incorporated by reference to Exhibit 10.6 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001)

10.22	Account Purchase Agreement dated as of November 2, 2001 by and between SSP Solutions, Inc. and Wells Fargo Business Credit, Inc. for the sale and assignment of Accounts Receivable (incorporated by reference to Exhibit 10.7 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001)

10.23	Guaranty dated as of November 2, 2001 by Kris Shah for the benefit of Wells Fargo Business Credit Inc. relative Pulsar Data Systems, Inc. Purchase Agreement dated November 2, 2001 (incorporated by reference to Exhibit 10.8 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001)

10.24	Guaranty dated as of November 2, 2001 by Kris Shah for the benefit of Wells Fargo Business Credit Inc. relative to SSP Solutions, Inc. Purchase Agreement dated November 2, 2001 (incorporated by reference to Exhibit 10.9 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001)

10.25	Guaranty dated as of November 2, 2001 by Marvin Winkler for the benefit of Wells Fargo Business Credit Inc. relative Pulsar Data Systems, Inc. Purchase Agreement dated November 2, 2001 (incorporated by reference to Exhibit 10.10 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001)

10.26	Guaranty dated as of November 2, 2001 by Marvin Winkler for the benefit of Wells Fargo Business Credit Inc. relative to SSP Solutions, Inc. Purchase Agreement dated November 2, 2001 (incorporated by reference to Exhibit 10.11 contained in Registrant’s Form 10-Q filed with the Commission on or about November 19, 2001)

10.27	Master Services Agreement, dated December 1, 2001, between SSP Solutions, Inc., Electronic Data Systems Corp., and EDS Information Services LLC (incorporated by reference to Exhibit 10.27 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

10.28	Task Order Number 2001-001, dated December 1, 2001, between SSP Solutions, Inc., Electronic Data Systems Corp., and EDS Information Services LLC (incorporated by reference to Exhibit 10.28 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

10.29	Promissory Note and Pledge Agreement, dated July 24, 2000, between Kris Shah and BIZ Interactive Zone, Inc. (incorporated by reference to Exhibit 10.29 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

10.30	Reseller Agreement between Control Break International Corp. and SSP Solutions, Inc. (incorporated by reference to Exhibit 10.30 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

10.31	Contribution Agreement, dated January 15, 2002, between Venetian Casino Resort, LLC and GET/SSP, LLC (incorporated by reference to Exhibit 10.31 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)

10.32	Securities Purchase, Registration Rights and Security Agreement dated as of April 16, 2002 by and among the investors named therein and the Registrant (incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed with the Commission on April 22, 2002)

Exhibit		Page
Number	Description	Number

10.33	Form of Secured Convertible Promissory Note dated April 16, 2002 (incorporated by reference to Exhibit 10.2 contained in Registrant’s Form 8-K filed with the Commission on April 22, 2002)

10.34	Form of Warrant to Purchase Common Stock dated April 16, 2002 (incorporated by reference to Exhibit 10.3 contained in Registrant’s Form 8-K filed with the Commission on April 22, 2002)

10.35	Promissory Note dated April 16, 2002 by the Registrant in favor of Kris Shah (incorporated by reference to Exhibit 10.4 contained in Registrant’s Form 8-K filed with the Commission on April 22, 2002)

10.36	Promissory Note dated April 16, 2002 by the Registrant in favor of Marvin Winkler (incorporated by reference to Exhibit 10.5 contained in Registrant’s Form 8-K filed with the Commission on April 22, 2002)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 contained in the initial filing of Registrant’s Form 10-K filed with the Commission on April 16, 2002)