Form 10-Q
period 2002-03-31
SSP SOLUTIONS INC
filed 2002-05-20
CIK 1078717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[LOGO OF SSP SOLUTIONS]

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002,

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-26227

SSP SOLUTIONS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	33-0757190 (I.R.S EMPLOYER IDENTIFICATION NO.)

17861 CARTWRIGHT ROAD, IRVINE, CALIFORNIA 92614
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(949) 851-1085
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of May 15, 2002, the registrant had 20,664,832 shares of common stock outstanding.

SSP SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	DECEMBER 31,	MARCH 31,
	2001	2002

Current assets:
Cash and cash equivalents	$3,257	$723
Investment in trading securities	1,360	442
Accounts receivable (net of allowance for doubtful accounts of $254 as of December 31, 2001 and March 31, 2002)	4,358	1,249
Inventories	436	370
Prepaid expenses	601	400
Other current assets	401	456

Total current assets	10,413	3,640
Property and equipment, net	361	230
Other assets	28	11
Goodwill and other intangibles, net	26,621	26,598

	$37,423	$30,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,695	$363
Accounts payable	9,495	7,780
Accrued liabilities	3,343	4,060
Note payable to related party	392	—
Deferred revenue	203	197
Accrued rent	1,064	798

Total current liabilities	16,192	13,198

Long-term debt, less current installments	2,500	2,500
Deferred revenue	46	—
Accrued rent	1,107	1,066

Total liabilities	19,845	16,764
Stockholders’ equity:
Preferred stock, $.01 par value; Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized 100,000,000 shares; issued and outstanding 20,630,754 and 20,664,832 shares at December 31, 2001 and March 31, 2002, respectively	206	207
Additional paid-in capital	118,608	118,364
Note receivable from stockholder	(500)	(500)
Deferred compensation	(1,193)	(786)
Accumulated deficit	(99,543)	(103,570)

Commitments & contingencies (Notes 8 & 11)

Total stockholders’ equity	17,578	13,715

Subsequent Events (Note 12)
	$37,423	$30,479

See accompanying notes to condensed consolidated financial statements.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2001	2002

Revenues:
Product	$4,144	$1,453
License and service	334	656

Total revenues	4,478	2,109

Costs and expenses:
Cost of sales— product	3,066	881
Cost of sales— license and service	133	282
Selling, general and administrative	1,773	2,318
Research and development	1,843	2,489
Amortization of intangibles	23	23

Operating loss	(2,360)	(3,884)
Other expense, net	16	140

Loss before income taxes	(2,376)	(4,024)
Provision for income taxes	—	3

Net loss	$(2,376)	$(4,027)

Net loss per share— basic and diluted	$(0.24)	$(0.19)

Shares used in per share computations— basic and diluted	9,747	20,651

See accompanying notes to condensed consolidated financial statements.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2001	2002

Cash flows from operating activities:
Net loss	$(2,376)	$(4,027)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for losses on receivables	61	12
Depreciation and amortization	218	156
Deferred compensation	—	104
Realized loss on trading securities	—	1
Changes in assets and liabilities:
Accounts receivable	2,357	3,097
Inventories	(33)	66
Prepaid expenses	26	201
Other current assets	(60)	(55)
Other assets	139	17
Accounts payable	473	(1,715)
Accrued liabilities	(97)	717
Accrued rent	—	(307)
Deferred revenue	(52)	(52)

Net cash provided by (used in) operating activities	656	(1,785)

Cash flows used in investing activities:
Purchases of property and equipment	(38)	(2)
Proceeds from sale of trading securities	—	917

Net cash provided by (used in) investing activities	(38)	915

Cash flows from financing activities:
Stock options exercised	3	60
Borrowings on revolving note payable	5,395	1,103
Repayment of insurance financing	(130)	(173)
Principal payments on revolving line of credit	(6,121)	(2,262)
Principal payments on note payable to related party	—	(392)

Net cash used in financing activities	(853)	(1,664)

Net increase (decrease) in cash	(235)	(2,534)
Cash and cash equivalents at beginning of period	4,120	3,257

Cash and cash equivalents at end of period	$3,885	$723

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17	$92
Income taxes	—	3

Supplemental disclosure of non-cash financing activities information: Deferred Compensation	$—	$303

See accompanying notes to condensed consolidated financial statements.

SSP SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001 AND 2002
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL INFORMATION:

     Condensed Consolidated Financial Statements

     In the opinion of SSP Solutions, Inc. (“the Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002; the results of operations for the three months ended March 31, 2001 and 2002; and the statements of cash flows for the three months ended March 31, 2001 and 2002. Interim results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The interim financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2001, included in the Company’s Form 10-K/A, filed in April 2002.

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

Liquidity and Capital Resources

     At March 31, 2002, the Company had deficit working capital of $9,558 and the Company incurred a loss from operations for the three months then ended of $3,884. The Company expects to continue to incur substantial additional losses in 2002. Given the March 31, 2002 cash balance and the projected operating cash requirements, the Company anticipates that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2002. The Company will require additional funding. The Company’s cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under the accounts receivable financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under the accounts receivable financing or through additional financings of debt and/or equity, the Company will not have adequate resources to fund its operations. During the past quarter, the Company incurred defaults under both the Company’s accounts receivable financing and the long-term convertible notes. The Company obtained waivers for its accounts receivable financing for defaults through March 31, 2002 and for the long-term convertible notes through January 1, 2003. However, there is no guarantee the lenders will continue to waive defaults in the future, should they occur, and the lenders may declare amounts owed by the Company due and payable. Subsequent to March 31, 2002, the Company remained in default under the accounts receivable financing and has not obtained a waiver of such default. The Company does not expect future fixed obligations to be paid from operations and intends to satisfy fixed obligations from additional financings, use of the accounts receivable financing, extending vendor payments, selling investments and issuing stock as payment on obligations.

     The Company’s current financial condition is the result of several factors including the following:

•	Operating results in 2001 and first quarter of 2002 were below expectations.

•	The events of September 11, 2001 affected the operations and delayed the decisions of the U.S. government. This caused sales the Company had anticipated to be delayed. The events may also affect potential investors and related terms of investment capital.

•	Sales of products through channels acquired in the acquisition (“Acquisition”) of BIZ Interactive Zone, Inc. (“BIZ”) are taking longer than originally anticipated to develop.

•	Market demand for the Company’s Xboard product (formerly known as CipherServer product line) did not materialize as anticipated and therefore the Company’s 2001 sales were below forecast and the Company is not forecasting future sales of the Xboard product.

•	Reduced credit line availability and the unwillingness of vendors to sell additional products to the Company on account affected the sales volume of the Company’s Pulsar subsidiary in 2001 and will continue to have an impact on sales volume in 2002.

•	Research and development expenses from the Acquisition increased costs.

     The Company currently has a need for a substantial amount of capital to meet its liquidity requirements. The amount of capital that the Company will need in the future will depend on many factors including, but not limited, to:

•	the ability to extend vendor payment terms

•	the market acceptance of products and services

•	the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the market place

•	research and development plans

•	levels of inventory and accounts receivable

•	technological advances

•	competitors’ responses to the Company’s products and services

•	relationships with partners, suppliers and customers

•	projected capital expenditures

•	reduction in the valuation of marketable investment securities

•	national and international economic conditions

•	defaults on financing that will impact the availability of borrowings

     In addition to the Company’s current deficit working capital situation, current operating plans show a shortfall of cash during 2002. The Company intends to mitigate its position through one or more of the following:

•	Additional equity capital — The Company will seek additional equity capital, if available. Equity capital will most likely be issued at a discount to market and require the issuance of warrants causing a dilution to current stockholders. In addition, providers of new equity capital may require additional concessions in order for them to provide needed capital to the Company.

•	Additional convertible debt — Depending upon the market conditions, the Company may issue additional debt instruments. The types of instruments demanded by the market would likely contain a provision for the issuance of warrants and may also be convertible into equity. On April 16, 2002, simultaneous with the filing of Form 10-K for 2001, the Company completed a private placement of $5,000 in the form of $4,000 in 10% secured convertible promissory notes, $653 in secured non-convertible promissory notes ($153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note due from Kris Shah, less a discount of $153.

•	Off balance sheet financing — The Company’s operations are not relatively capital intensive. However, should the Company need to add equipment or decide to expand the facilities, the Company may use an operating lease transaction to acquire the use of capital assets. An operating lease would not appear on the Company’s balance sheet and would be charged as an expense as payments accrue.

•	Receivables financing — The Company plans to continue to finance receivables in conjunction with its Wells Fargo Business Credit (“WFBC”) agreements to generate cash. In the past the Company has triggered events of default under the terms of the WFBC agreements. The events of default have related to not forwarding misdirected payments to WFBC within the timeframe provided for in the WFBC agreements and not paying obligations to vendors as they become due. The Company has received waivers for all known instances of misdirected payments not being forwarded to WFBC in a timely manner. The Company received a waiver from WFBC through March 31, 2002, related to not paying vendor obligations in a timely manner. However, since March 31, 2002, the Company has continued to be delinquent in paying vendor obligations and is therefore currently in default of the WFBC agreements. The Company has not obtained a waiver from WFBC for this continuing default. Without waivers for existing or future defaults the Company may not have funds available under its credit line. There is no assurance that WFBC will provide waivers now or in the future.

•	Liquidate investments — The Company will sell investments to generate cash. The market value of trading securities at December 31, 2001 and March 31, 2002, was $1,360 and $442, respectively. During the three months ended March 31, 2002, the Company generated $917 through the sales of these trading securities.

•	Vendor negotiations — The Company is negotiating with vendors regarding payment of existing accounts payable over extended terms of forty eight (48) months with no interest. The Company has reached a verbal agreement with one large vendor and is working with remaining vendors. The Company previously executed term out agreements with a number of vendors that must now be further extended.

•	Project suspensions — The Company may defer cash payments through suspension of development projects.

•	Issuance of stock as payment for existing and future obligations — The Company anticipates paying $2,222 of accrued liabilities as of March 31, 2002, by the future issuance of common stock.

•	Issuance of stock to pay interest — The Company may issue common stock to pay interest on long term debt.

•	Reductions in work force — The Company may further reduce its workforce.

     Should the Company not receive adequate financing, it could be forced to merge with another company or cease operations.

     Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to successfully launch its new products, increase revenue, improve operating efficiencies, sustain a profitable level of operations and attract new sources of capital.

BIZ Acquisition

     On August 24, 2001, pursuant to an Agreement and Plan of Reorganization dated July 3, 2001 with BIZ, the Company completed the Acquisition, whereby BIZ became a wholly-owned subsidiary of the Company. In connection with the Acquisition, the Company issued an aggregate of 10,875 shares of its common stock in exchange for all of the outstanding shares of BIZ common stock and preferred stock. In addition, the Company reserved for issuance an aggregate of approximately 860 shares of its common stock for issuance upon exercise of BIZ options and warrants assumed by the Company.

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

$64,695

     The Company believes the assumptions used in determining the income forecast associated with the IPR&D products were reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects, or the events associated with such projects, will transpire as estimated. During the fourth quarter of 2001, the Company terminated its development on one of the technologies classified as IPR&D. To date, the Company has spent approximately $1,112 on the IPR&D projects and the estimated cost to complete the two on-going projects is $4,025.

     As the markets for the Company’s products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both, will be reduced within the next year. Reasonably possible is defined as more than remote but less than likely. As a result, the remaining goodwill of $25,930 related to the Acquisition at March 31, 2001, may be reduced within the next year.

Goodwill and Other Intangibles

     The Company adopted Statements of Financial Accounting Standards, (“Statement”) 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets” for the Acquisition that was completed on August 24, 2001. In accordance with Statement 142 goodwill is not amortized for business acquisitions that were completed after June 30, 2001, but rather will be evaluated at least annually for impairment. Other identifiable intangible assets acquired from business acquisitions that were completed after June 30, 2001, are amortized over their estimated useful lives. Accordingly, the Company has not recorded amortization of goodwill related to the Acquisition.

     The Company has begun performing the first step of the required impairment tests as required by Statement 142, but has not yet determined the effect, if any, the impairment tests will have on its results of operations and financial condition. If impairment is indicated as a result of these tests, the Company will record such impairment in its 2002 annual financial statements as a cumulative effect of a change in accounting principle effective January 1, 2002.

     As required under Statement 142 the Company performed an analysis of undiscounted cash flows under Statement 121 in order to evaluate the recoverability of the intangible asset related to Pulsar Data Systems, Inc. (“Pulsar”). Based on this analysis the Company determined that the carrying value of the remaining identifiable intangible was recoverable. Therefore, the Company will continue amortizing the Pulsar related intangible over its estimated useful life.

     The Company amortizes intangible assets relating to businesses acquired and costs in excess of the fair value of net assets of businesses acquired using the straight-line method over the estimated useful lives of the intangible assets. The straight-line amortization reflects the consumption pattern of the economic benefit of the intangible assets.

     During the fourth quarter of 2001, the Company determined that certain identifiable technology and developed technology acquired in connection with the Acquisition were no longer going to be pursued. Additionally, the Company delayed or indefinitely reduced the projected revenues from the Acquisition. Accordingly, the Company performed analyses for identifiable intangible assets and goodwill in accordance with Statement 121 and Accounting Principle Board Opinion No. 17.

     In evaluating identifiable intangibles assets, the Company utilized a discounted cash flow analysis and, due to the uncertainties surrounding the Company’s ability to fund its operations, concluded all identified intangibles assets associated with the Acquisition should be written-off. In evaluating the goodwill associated with the Acquisition, the Company utilized a fair value approach. The fair value was measured utilizing the most recent indicator of fair value, which was the secured convertible promissory notes (note 12). Consequently, the Company recorded an impairment charge of $36,299 in the fourth quarter of 2001 related to all identifiable intangible assets and developed technology, as well as a portion of the goodwill acquired in connection with the Acquisition. After this impairment charge, goodwill is the only remaining intangible asset.

     Amortization of identifiable intangible assets was $23, for the three months ended March 31, 2001 and 2002.

(2) INVESTMENTS

     The Company has an investment that is classified as trading securities. The securities consist of Class A common stock of Wave Systems Corp. (“Wave”) received in the Acquisition. The investment is presented and recorded in accordance with Statement 115. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Trading securities are carried at fair value with the unrealized gains and losses, net of applicable taxes, reported in earnings in the statement of operations. The cost of securities sold is based upon the specific identification method. As of December 31, 2001 and March 31, 2002, the Company owned 607 shares with a value of $1,360 and 181 shares with a value of $442, respectively.

(3) INVENTORIES

     A summary of inventories follows:

	December 31,	March 31,
	2001	2002

Raw materials	$112	$93
Work-in-process	8	8
Finished goods	316	269

	$436	$370

(4) LONG TERM DEBT

     A summary of long-term debt follows:

	December 31,	March 31,
	2001	2002

Note payable for insurance financing due in eighteen monthly payments beginning July 9, 2000 at an annual percentage rate of 8.18%	173	—
Well Fargo Business Credit accounts receivable financing, discount rate of 1.25% of the receivables factored, interest payable upon payment of receivable	1,522	363
Subordinated convertible note due December 17, 2004 with interest rate at 8.0% per annum compounded annually, interest payable quarterly	2,500	2,500

	4,195	2,863
Less current installments	1,695	363

	$2,500	$2,500

     On November 2, 2001, both the Company and its wholly owned subsidiary, Pulsar, entered into separate financing agreements with WFBC, which provides for the factoring of accounts receivable. The agreements contain no limit on the dollar volume of receivable financing, but provides for WFBC’s approval of credit limits for non-government customers. The discount rate charged is 1.25% of the gross receivable, which may be increased by .0625% per day for accounts that do not pay within thirty days of the receivable purchase. At the time of purchase, terms call for WFBC to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the discount and any other charges. The agreement contains loan covenants and requires minimum quarterly fees and discounts totaling $63. The Company received a waiver from WFBC through March 31, 2002. However, since March 31, 2002, the Company has continued to incur a default and has not obtained a waiver from WFBC. The balance due WFBC is guaranteed by Kris Shah and Marvin Winkler, the Company’s co-chairmen and co-chief executive officers.

     Gross receivables transferred to WFBC amounted to $0 and $1,298 for the three months ended March 31, 2001 and 2002, respectively. The Company is obligated to repurchase certain accounts receivable under the program and, therefore, the transaction does not qualify as a sale under the terms of Statement 140.

     Factored receivables included in the accounts receivable balance as of March 31, 2001 and 2002 were $0 and $495, respectively.

     The Company previously entered into insurance premium financing agreements with Cananwill, Inc. for the payment of certain insurance premiums. The premiums being financed cover policy periods from twelve to twenty four months. The Acquisition caused the re-write of some policies carried by the Company. As a result, the premium financing agreements were re-written to provide for five monthly installments covering policy periods ending June 30, 2002. These insurance premium financing agreements are secured by the proceeds of the policies being financed.

     During December 2001, the Company issued four separate subordinated convertible notes (the “Notes”) totaling $2,500 with similar terms and conditions. The Notes were due on December 17, 2004 and bear 8% interest per annum payable quarterly. In connection with the issuance of the Notes the Company incurred approximately $28 of issuance costs, which primarily consisted of legal and other professional fees, which were paid at a later date. All Notes were to mature December 17, 2004; bore interest at a rate of 8% per annum, which was due quarterly in cash. These Notes are convertible at the election of the holders at any time into such number of shares of the Company’s common stock as is determined by dividing the outstanding principal amount of the Note being converted by the conversion price in effect at that time. The initial conversion price provided for in the Notes is $3.60 per share and is subject to adjustment under certain conditions. In addition, upon the closing of a “qualified financing” as defined in the Notes, the then outstanding principal and any accrued and unpaid interest on these Notes will automatically convert into such number of shares of the type of equity securities sold in that qualified financing as is determined by dividing the amount of principal and interest remaining on the Note being converted by the lesser of (a) the price at which the equity securities are being sold in the qualified financing or (b) the conversion price provided in the Note being converted in effect at the time. After December 17, 2003, the Company may call for mandatory conversion of the Notes prior to maturity if the Company’s common shares trade at or above an average price of 300% of the conversion price with an average volume of 200 shares per day for twenty (20) consecutive trading days. Two of the Notes totaling $750 were issued to the Company’s co-chairmen and co-chief executive officers. The Company was in default under the Notes and obtained waivers for its default under the Notes through January 1, 2003. Portions of the Notes were exchanged for new securities in April 2002. The remaining Notes were amended to extend the maturity date to December 31, 2005 and provide for the conversion price to be a 25% or less discount to the trading price of the Company’s stock (note 12).

(5) BUSINESS SEGMENTS AND PRODUCT LINES

     The Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales, and identifiable assets of these segments as of and for the three ended March 31, 2001 and 2002.

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2001	2002

Revenue
Information Security Products and Services	$1,950	$1,727
Network Solutions Market	2,528	382

Cost of sales
Information Security Products and Services	922	784
Network Solutions Market	2,277	379

	DECEMBER 31,	MARCH 31,
	2001	2002

Identifiable assets
Information Security Products and Services	$27,553	$27,065
Network Solutions Market	3,862	1,012

     As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

     During the three months ended March 31, 2001 and 2002, the Company had three distinct product lines: network deployment products, data security products and license and service. Following is a summary of total revenues by product line.

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2001	2002

Network deployment products	$2,528	$382
Data security products	1,616	1,071
License and service	334	656

Total net product, license and service revenues	$4,478	$2,109

(6) RELATED PARTY TRANSACTIONS

KRDS Real Property Lease

     During a prior year, certain stockholders of the Company including the Company’s co-chairman, Kris Shah, formed KRDS, Inc. (“KRDS”) for the sole purpose of purchasing real estate property. KRDS’s operations primarily consisted of a mortgage obligation, interest, depreciation and rental income from the Company related to the real estate property.

     In February 2000, KRDS leased a building to the Company for its corporate headquarters. The lease expires in February 2007. The facility has an annual rent of approximately $429. In April 2002, the Company and KRDS entered into an agreement whereby upon sixty (60) days notice, the Company may cancel the remaining balance of the facility lease with no future liability. The Company has not exercised the exit clause, but anticipates doing so in connection with the lease of a new facility.

Note Receivable From Stockholder

     The note receivable from stockholder consists of a note acquired as part of the Acquisition. The $500 note was received by BIZ from the Company’s co-chairman, Kris Shah, in conjunction with the issuance to him of BIZ common shares in July 2000, and therefore is shown as a reduction of stockholders’ equity until paid. The note has a stated interest rate of 5% per annum and is due on July 24, 2005. On April 12, 2002, in a transaction approved by the Company’s board of directors, Mr. Shah prepaid the note by paying to the Company $347 and the Company recording a discount of $153 which was charged against income in the second quarter of 2002. The discount was computed based upon a present value calculation using a discount rate of 20%.

Notes Receivable — Related Party

     The notes receivable primarily consists of two promissory notes that were acquired as part of the Acquisition. As part of a hiring package, an employee received a $10 advance and executed a demand promissory note that included interest at 6%. Subsequently, as part of a loan agreement, the same employee executed a separate promissory note for $37 including interest at 8% due May 3, 2002. The Company is in discussions with the employee on extending the May 3 due date of this note. The balance of the related party notes includes accrued interest. These balances are included in other current assets in the consolidated financial statements.

Notes Payable To Related Party

     On July 31, 2001, Chase Manhattan Bank (“Chase”) advanced $1,000 to the Company’s co-chairman, Mr. Winkler, who then advanced that amount to BIZ for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1,000 demand note with Chase and BIZ executed a $1,000 demand note due September 15, 2001 with J.A.W. Financial, L.P. (“JAW”), an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, the Company made a principal payment of $30, paid accrued interest, and executed a new promissory note to JAW for $970. The terms of the promissory note call for interest of prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160 and one final payment on April 15, 2002 in the amount of $170. The promissory note provides Chase a security interest in the shares of Wave owned by the Company, and subject to Chase’s loan security guidelines the rights to proceeds from any sales of those shares. At December 31, 2001, the note payable to related party was $304. On March 8, 2002, the promissory note was paid in full ahead of scheduled maturity.

     During 2001, a related party periodically advanced amounts required for the operations of BIZ, which was acquired in the Acquisition. As of December 31, 2001, the Company owed the related party a balance of $88 for such advances. No interest has been paid, accrued or due on such advances. This obligation was paid in full during January 2002.

     The combined total payable to the related party at December 31, 2001 and March 31, 2002, were $392 and $0, respectively.

Subordinated Convertible 8% Notes

     In December 2001, the Company’s co-chairmen each purchased a $375, 8% Note, in a private placement of $2,500 of such Notes. In April 2002, the Notes of the co-chairmen were amended to provide that their Notes can only be converted in a subsequent financing if the financing is for $5,000 or more in equity or convertible securities in a private placement to institutional investors at a conversion price that represents a 25% or less discount to trading price of the Company’s stock (see note 4). As of March 31, 2002, the Company was in violation of certain provisions of the Notes, but had previously requested and received a waiver for these violations. On April 16, 2002, concurrent with the initial filing of the Company’s annual report on Form 10-K for 2001, the Company closed a financing whereby, with the exception of the Company’s co-chairmen, the noteholders exchanged their Notes for 10% secured convertible promissory notes and warrants (see note 12).

New Facilities Related Party Leasing

     During 2001, the Company arranged for the lease of two buildings approximating 63 square feet that were under construction and have subsequently been completed. The Company’s co-chairman, Mr. Shah, has a 25% ownership interest in the entity that owns the two buildings. The leases have an aggregate monthly rental totaling approximately $115, plus common area costs for seven years. On one building totaling 23 square feet, the Company sublet one half of the building on terms and conditions matching the underlying lease. The sublease is with a related party company owned by our co-chairman, Mr. Winkler. The sub-lessee is currently delinquent on its rent payments to the Company. No payments have been received and the Company has no information as to when payments may be received. The Company is in negotiations with the landlord regarding being released from obligations under the lease for the second building totaling 40 square feet. The Company intends to release the sub-tenant from future obligations under the sublease and occupy the 23 square foot building. During the year ended December 31, 2001, the Company accrued $2,171 as an estimate for anticipated costs relative to the disposition of the 40 square foot building net of anticipated offsetting sublease income. The amount accrued but unpaid at March 31, 2002, is classified as accounts payable in the amount of $225, and remaining accrued rent obligation was $1,864.

(7) CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

     Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company’s customer base. As of December 31, 2001 and March 31, 2002, accounts receivable included $3,498 and $842, respectively, due from the U.S. Government and related agencies. Sales to federal government agencies represented 55% and 33% of the Company’s revenues for the three months ended March 31, 2001 and 2002, respectively.

     The Company had sales to one customer that represented 11% of the total revenues for the three months ended March 31, 2001. The Company had sales to one customer, which represented 21% of total revenues for the three months ended March 31, 2002. No other customers accounted for more than 10% of total revenues during the three months ended March 31, 2001 and March 31, 2002. Trade accounts receivable totaled $103 and $232 from these major customers as of December 31, 2001 and March 31, 2002 respectively.

     At March 31, 2002, the Company’s trading securities consisted of Class A common stock of Wave (“Stock”), which was acquired in the Acquisition. The Stock is traded on The Nasdaq National Market, and the value of the Stock is subject to changes in the daily market prices. In accordance with its policy, the Company adjusts the carrying value of the Stock at the end of each reporting period.

(8) COMMITMENTS

SSP Gaming, LLC

     In January 2002 the Company formed a wholly owned subsidiary now known as SSP Gaming, LLC, a Nevada limited liability company (“SSP Gaming”). The entity was formed with the intention of having it conduct all business and any required financing activities on behalf of the Company relative to the gaming industry. Also, in January 2002,

SSP Gaming and the Venetian Hotel based in Las Vegas, Nevada, (“Venetian”) executed an agreement regarding the formation of a joint venture for the development and conduct of on-line gaming portal(s) (“Joint Venture”) in venues where such activity complies with all regulatory requirements.

     While SSP Gaming and the Venetian made initial estimates of development costs, operating costs and timing, the agreement provides for the parties to work together to refine and finalize the initial estimates. The Joint Venture was revised in May 2002 and contains a revised estimate by the parties indicating that the development and start-up costs will not exceed $3,000. The Venetian has expressed the desire to market its current product offering and the on-line gaming venture through a separate hospitality program. As currently contemplated, the hospitality program will be developed under separate contract by the Company and build upon current Venetian processes and customer interfaces. The deployed hospitality program will then be used as a platform to launch into on-line gaming capabilities in order to help absorb device costs and lower customer acquisition costs.

     The Joint Venture creates no legal liability for the Company to provide financing or working capital. The Company intends to offer outside investors a financing instrument that will reduce the Company’s ownership in SSP Gaming to less than 100%. The amount of the financing is not currently known, but the Company intends that SSP Gaming will be a self-financing entity, and that financial obligations will not extend to the Company.

(9) LOSS PER SHARE

     The computation of diluted net loss per share for the three months ended March 31, 2001 and 2002 excluded the dilutive effect of approximately 909 and 1,861, respectively, of incremental common shares attributable to the exercise of outstanding common stock options and warrants as a result of the antidilutive effect. In addition, computation for the three months ended March 31, 2002, also excluded the dilutive effect of approximately 694 incremental common shares attributable the potential conversion of the notes.

(10) STOCK OPTIONS

     During the quarter ended March 31, 2002, the Company granted 25 options.

(11) CONTINGENCIES

     As the Company provides engineering and other services to various government agencies, it is subject to retrospective audits, which may result in adjustments to amounts recognized as revenues, and the Company may be subject to investigation by governmental entities. Failure to comply with the terms of any government contracts could result in civil and criminal fines and penalties, as well as suspension from future government contracts. The Company is not aware of any adjustments, fines or penalties, which could have an adverse effect on its financial position or results of operations.

     The Company has cost reimbursable type contracts with the federal government. Consequently, the Company is reimbursed based upon the direct expenses attributable to the contract, plus a percentage based upon overhead, material handling and general administrative expenses. The overhead, material handling, and general administrative rates are estimates. Accordingly, if the actual rates as determined by the Defense Contract Audit Agency are below the Company’s estimates, a refund for the difference would be due to the federal government. It is management’s opinion that no material liability will result from any contract audits.

     The Company is involved from time to time in various litigation that arises in the ordinary course of business. The Company does not believe there is any current litigation that will have a material impact on the Company’s results of operations, financial condition or liquidity.

     In April 2002, there was a lawsuit filed against us by Dell Marketing, LLC pertaining to overdue amounts for computer products purchased for resale through Pulsar. The suit asserted a claim in the amount of approximately $322,000. Subsequently the past due invoices were satisfied in full and the parties have executed settlement papers that have been submitted to the court.

     The Company currently holds multiple contracts with the federal government. In particular, three of these contracts permit the Company to provide goods and services to various federal government agencies. Although these contracts are currently up for renewal, it is possible they may not be renewed or may be cancelled by the federal government due to the Company’s inability to perform as required under the contracts. The Company is currently in negotiations with the various government contracting agencies to initiate and implement the corrective measures necessary to insure the uninterrupted continuity of the contracts. If the contracts are not renewed or if they are cancelled, then a significant portion of the Company’s revenues will be lost, which would have an adverse impact on the Company’s financial condition, results of operations and liquidity.

     As of March 31, 2002, accounts payable totaled $7,780. Of that amount, $5,879 are aged at least 90 days. Certain vendors have threatened collection action. Unless payment is made or satisfactory payment plans agreed to, it is likely that the remainder of the vendors will eventually initiate legal actions to collect the amounts owed to them. Currently, the Company intends to satisfy its vendor obligations through a combination of payment negotiations, which include extending the terms over time, partial payments of the obligations due as payment in full and converting obligations to long term notes payable.

(12) Subsequent Events

Secured Convertible Promissory Notes

     On April 16, 2002, the Company completed a private financing of $5,000 in the form of $4,000 in 10% secured convertible promissory notes, $653 in unsecured non-convertible promissory notes ($153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note due from Kris Shah, less a discount of $153 (see note 6). The discount was based upon a present value using the rate of 20% for early payment and will be charged against earnings in the second quarter of 2002. In connection with the issuance of the secured convertible promissory notes the Company incurred approximately $390 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. All promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash, or at the Company’s discretion, in common shares based upon the trailing thirty (30) day average prior to the interest due date; and the $4,000 secured convertible promissory notes, in whole or in part, are convertible at the option of the holder into an aggregate of approximately 4,000 shares of the Company’s common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the secured convertible promissory notes have detachable warrants exercisable for three (3) years to purchase up to an additional 2,400 shares at $1.30 per share. In conjunction with the April 16 closing of the 10% secured convertible promissory notes, $1,750 of principal and $46 of accrued interest of the Notes were exchanged for the 10% secured convertible promissory notes and detachable warrants to purchase 1,078 shares at $1.30 per share. The secured convertible promissory notes automatically convert prior to maturity if the Company’s common shares trade at or above an average price of $3.00 per share with average volume of 100,000 shares per day for twenty (20) consecutive trading days. The Company is subject to restrictive covenants related to the secured convertible and unsecured non-convertible promissory notes that prevents the Company from pledging intellectual property as collateral.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions we have made. Words such as “anticipates,” “expects,” “intend,” “plans,” “believes,” “may,” “will,” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, forecasts or other predictions regarding future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may include, but are not limited to, statements concerning projected revenues, expenses and income or loss, the need for additional capital, acceptance of our products, growth of the Internet, our ability to realize the anticipated benefits of the Acquisition, our ability to identify and consummate acquisitions and integrate these operations successfully, our ability to integrate previously acquired businesses successfully, the status of evolving technologies and their growth potential, our production capacity, and the outcome of pending and threatened litigation. These statements are not guarantees or assurances of future performance and are subject to various risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements. The section entitled “Risk Factors” set forth in this Form 10-Q and similar sections in our other filings with the Securities and Exchange Commission, (“SEC”), discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other SEC filings, before deciding to buy or sell our common stock. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

GENERAL

     We provide physical access and electronic security solutions and services for protecting, distributing and monetizing digital content via the Internet and Internet protocol based networks. Our primary technology offerings use public key infrastructure (“PKI”), which is the standard technology for securing Internet-based commerce and communications. We also provide real-time solutions for electronic commerce and communications. By licensing and acquiring best of breed technologies and combining them with our own leading-edge technologies, SSP is developing the SSP Solution Suite. This suite provides security from the Core to the Edge of the Internet, across any digital platform. By moving the transaction location from the Internet website (Core), to the customer’s access device (Edge), SSP has returned control of security to the customer.

     By offering the SSP Solution Suite as well as additional stand-alone products and services, we provide security products and services. We are uniquely positioned to deliver a complete range of highly customizable data security solutions across a broad range of industries. It is our intent to become the Trusted Symbol of the Digital Economy™.

     On August 24, 2001, pursuant to an Agreement and Plan of Reorganization dated July 3, 2001 with BIZ, we completed the Acquisition whereby BIZ became our wholly-owned subsidiary. BIZ was a development stage enterprise devoting substantially all of its efforts to develop, design, and market security solutions for the financial, government, healthcare, education, and entertainment industries. Concurrent with the Acquisition, we changed our name from Litronic Inc. to SSP Solutions, Inc. SSP stands for Secure Service Provider. We have combined the businesses of Litronic and BIZ into a single operating unit under the name SSP Solutions, Inc. The combined company will continue to focus on a complete range of solutions for physical access, electronic commerce, and communications, from the Core to the Edge™.

     Our wholly-owned subsidiary, Pulsar, operates independently as a network solutions company specializing in solutions requiring the deployment of large-scale networks and secure PCs. Capitalizing on 18 years of government distribution experience, Pulsar offers unique competitive advantages by selling secure computers using elements of SSP’s products. Given increased public awareness and the increasing demand for security in the government sector, we intend to add products to Pulsar sales that contain our security offerings, which will raise the average selling price of those products sold by Pulsar. This strategy will decrease Pulsar sales volume.

\

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	PERCENTAGE OF
	TOTAL REVENUES

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2001	2002

Revenues:
Product	92.5%	68.9%
License and service	7.5	31.1

Total revenues	100.0	100.0

Costs and expenses:
Cost of sales—product	68.5	41.8
Cost of sales—license and service	3.0	13.4
Selling, general and administrative	39.6	109.9
Research and development	41.1	118.0
Amortization of intangibles	0.5	1.1

Operating loss	(52.7)	(184.2)
Other expense, net	0.3	6.6

Loss before income taxes	(53.0)	(190.8)
Provision for income taxes	0.0	0.1

Net loss	(53.0)%	(190.9)%

     RESULTS OF OPERATIONS — COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

     TOTAL REVENUES. Total revenues decreased 53% from $4.5 million during the three months ended March 31, 2001 to $2.1 million during the three months ended March 31, 2002. The change was primarily attributable to a decrease in product revenues of $2.1 million related to network deployment products, a decrease in product revenues of $545,000 related to data security products and an increase in license and service revenue of $322,000.

     During the three months ended March 31, 2001, we derived 11% of our revenues from sales to Gradkell Computers, Inc. During the three months ended March 31, 2002, we derived 21% of our revenues from sales to General Dynamics. Sales to government agencies accounted for approximately 55% and 34% of our sales during the three months ended March 31, 2001 and 2002, respectively.

     PRODUCT REVENUE. Product revenue decreased $2.7 million or 65% from $4.1 million during the three months ended March 31, 2001 to $1.5 million during the three months ended March 31, 2002. The decrease was primarily attributable to a $2.1 million decrease in revenues related to network deployment products and a decrease of $545,000 related to data security products. The decrease in revenues related to network deployment products was primarily attributable to our inability to accept and fulfill a large number of customer orders due to reduced accounts receivable financing availability and our primary vendors were unwilling to sell additional product to us on open account because of significant past due amounts for goods we had previously purchased from them. The decrease in revenues related to data security products was primarily attributable to $495,000 in revenues recorded in the first quarter of 2001 related to shipments not made prior to December 31, 2000 due to a parts delay for one our security reader products.

     LICENSE AND SERVICE REVENUE. License and service revenue increased 96% from $334,000 during the three months ended March 31, 2001 to $656,000 during the three months ended March 31, 2002. The increase was primarily attributable to revenues related to a sub-contract with General Dynamics that began in the fourth quarter of 2001. This initial sub-contract runs through the fourth quarter of 2002.

     PRODUCT GROSS MARGIN. Product gross margins increased as a percentage of net product revenue from 26% during the three months ended March 31, 2001 to 39% during the three months ended March 31, 2002. The increase was primarily attributable to the decrease in revenues related to low margin network deployment products.

     LICENSE AND SERVICE GROSS MARGIN. License and service gross margin decreased as a percentage of license and service revenue from 60% during the three months ended March 31, 2001 to 57% during the three months ended March 31, 2002. This decrease was primarily attributable to higher costs associated with the sub-contract with General Dynamics.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“S,G&A”) expenses increased 31% from $1.8 million during the three months ended March 31, 2001 to $2.3 million during the three months ended March 31, 2002. The increase was primarily attributable to the additional ongoing expenses associated with the Acquisition. As a percentage of revenue, S,G&A expenses increased from 40% during the three months ended March 31, 2001 to 110% during the three months ended March 31, 2002. The percentage increase was primarily attributable to an increase in S,G&A expenses due to the Acquisition combined with a decrease in total revenues.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased 35% from $1.8 million during the three months ended March 31, 2001 to $2.5 million during the three months ended March 31, 2002. The increase was primarily attributable to the Wave development agreement that we assumed in conjunction with the Acquisition. As a percentage of revenue, R&D expenses increased from 41% during the three months ended March 31, 2001 to 118% during the three months ended March 31, 2002. The percentage increase was primarily attributable to an increase in R&D spending combined with a decrease in total revenue.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $23,000 for the three-month periods ended March 31, 2001 and 2002. The amortization in both periods was related to the remaining intangible assets recorded in connection with the acquisition of Pulsar in June 1999. Intangibles related to the Acquisition were written off at December 31, 2001.

     OTHER EXPENSE, NET. Other expense, net increased 775% from $16,000 during the three months ended March 31, 2001 to $140,000 during the three months ended March 31, 2002. The change was primarily attributable to a decrease in interest income of $40,000 and an increase in interest expense of $71,000. The decrease in interest income was primarily the result of lower cash balances in interest bearing accounts and the increase in interest expense was primarily the result of increased borrowings.

     INCOME TAXES. Tax expense for the three months ended March 31, 2001 was zero as compared to $3,000 for the three months ended March 31, 2002. The tax expense for the three months ended March 31, 2002, related to minimum franchise taxes for the State of California.

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

•	Revenue Recognition. We recognize revenue from product sales, including hardware (with embedded software) and software, upon shipment unless contract terms call for a later date. Revenue from network deployment products is recognized upon transfer of title, generally upon delivery. We record an allowance to cover estimated warranty costs in cost of sales. Customers do not have the right of return except for product defects, and product sales are not contingent upon customer testing, approval and/or acceptance. The costs of providing post contract customer support are not significant. Revenue under service and development contracts is recorded as services are rendered. Revenue from time and material, network deployment service contracts is recognized on the basis of man-hours incurred plus other reimbursable contract costs incurred during the period.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for services. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Valuation of Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The net carrying value of goodwill and other intangible assets not recoverable is reduced to fair value. In accordance with Statements 141 and 142, goodwill and other intangible assets will be reviewed for impairment annually.

     During the fourth quarter of 2001, we determined that certain identifiable technology and developed technology acquired in connection with the Acquisition were no longer going to be pursued. Additionally, we anticipate a delay or indefinite reduction in projected revenues from the Acquisition. Accordingly, we performed an impairment analysis.

     As the result of that analysis, we recorded an impairment charge of $36.3 million in the fourth quarter of 2001 related to $2.6 million in identifiable technology, $5.8 million in developed technology and $27.8 million in goodwill acquired in connection with the Acquisition. After this impairment charge, goodwill is the only remaining intangible asset.

     Changes in assumptions and estimates included within the analysis could result in significantly different results than those identified above and those recorded in the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had deficit working capital of $9.6 million and we incurred a net loss of $4.0 million for the three months then ended. We expect to continue to incur substantial additional losses in 2002. Given the March 31, 2002 cash balance and the projected operating cash requirements, we anticipate that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2002. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under the accounts receivable financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under the accounts receivable financing or through additional financings of debt and/or equity, we will not have adequate resources to fund our operations. During the past quarter, we incurred defaults under both our accounts receivable financing and the long-term convertible notes. We obtained waivers for our accounts receivable financing through March 31, 2002 and for the long-term convertible notes through January 1, 2003. However, there is no guarantee the lenders will continue to waive defaults in the future, should they occur, and the lenders may declare amounts owed by us due and payable. Subsequent to March 31, 2002, we remained in default under the accounts receivable financing and has not obtained a waiver of such default. We do not expect future fixed obligations to be paid from operations and intend to satisfy fixed obligations from additional financings, use of the accounts receivable financing, extending vendor payments, selling investments and issuing stock as payment on obligations.

     Cash used in operations increased by $2.4 million during the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. Cash used in operations for the three months ended March 31, 2002 was $1.8 million compared to cash provided by operations during the three months ended March 31, 2001 of $656,000. The increase in cash used in operations was primarily attributable to an increase of the net loss and a larger reduction of accounts payable. The increased uses of cash were partially offset by larger reductions of accounts receivable and prepaid expenses and a larger increase in accrued liabilities. At March 31, 2002 the balance in accounts receivable was $1.2 million and the balance in accounts payable was $7.8 million, of which approximately $5.9 million has aged 90 days or more. As a result, significant reductions in accounts receivable will not be available to provide us with cash to meet our future cash needs and we will need to continue using cash to reduce accounts payable.

     Cash provided by investing activities increased by $953,000 during the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. Cash provided by investing activities for the three months ended March 31, 2002 was $915,000 compared to cash used in investing activities during the three months ended March 31, 2001 of $38,000. The increase in cash provided by investing activities was primarily attributable to proceeds from the sale of trading securities of $917,000. The market value of trading securities held at March 31, 2002 is approximately $442,000. We anticipate that these trading securities will all be sold during the three months ending June 30, 2002 and will no longer be available to provide us with additional cash to meet our future cash needs.

     Cash used in financing activities increased by $811,000 during the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. Cash used in financing activities for the three months ended March 31, 2002 was $1.7 million compared to cash used in financing activities during the three months ended March 31, 2001 of $853,000. The increase in cash used in financing activities was primarily attributable to the repayment of principal on a note payable to a related party and an increase in the reduction of net borrowings.

     We have experienced net losses and negative cash flows for the last several years, and as of March 31, 2002, had an accumulated deficit of $103.6 million. We have financed our past operations principally through the issuance of common stock in a public offering and the issuance of convertible debt. The net proceeds from our public offering were approximately $35.3 million and the proceeds from the issuance of convertible debt were $2.5 million.

     On July 31, 2001, Chase Manhattan Bank (“Chase”) advanced to our co-chairman, Mr. Winkler, $1.0 million which Mr. Winkler advanced to BIZ for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1.0 million demand note with Chase and BIZ executed a $1.0 million demand note due September 15, 2001 with J.A.W. Financial, L.P. (“JAW”), an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, we made a principal payment of $30,000, paid accrued interest, and executed a new promissory note to JAW for $970,000. The terms of the promissory note call for interest of prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160,000 and one final payment on April 15, 2002 in the amount of $170,000. The promissory note provided Chase a security interest in the shares in Wave owned by us and, subject to Chase’s loan security guidelines, including the rights to proceeds from any sales of those shares. The loan was paid in full on March 8, 2002, ahead of the scheduled maturity.

     During October and November 2001 we and our wholly owned subsidiary, Pulsar, entered into financing agreements with WFBC, which provide for the factoring of accounts receivable. The agreements contain no limit on the dollar volume of receivable financing, but does provide for WFBC’s approval of credit limits for non-government customers. The discount rate charged is 1.25% of the gross receivable, which may be increased by .0625% per day for accounts that do not pay within 30 days of the receivable purchase. Terms call for WFBC to advance 85% of the gross receivable at the time of purchase, with the balance remitted after collection of the invoice less the discount and any other charges. We were in violation of the covenant to pay debts and obligations as they come due and delays in misdirected payments. We requested a waiver of these defaults and received a waiver through March 31, 2002 and January 31, 2002, respectively. We are in default and anticipate being in default of this provision in the future unless we raise sufficient working capital. The balances due WFBC are guaranteed by Mr. Shah and Mr. Winkler, our co-chairmen and co-chief executive officers.

     In December 2001, our co-chairmen each purchased a $375,000 Note in a total private placement of $2.5 million of such Notes. The Notes were intended to convert into a subsequent financing, which is described below. In connection with the issuance of the Notes we incurred approximately $25,000 of issuance costs, which primarily consisted of legal and other professional fees, and which are to be paid upon completion of the subsequent financing described below. All Notes mature December 17, 2004; bear interest at a rate of 8% per annum, which will be paid quarterly in cash or rolled into the subsequent financing described below; upon a financing of $5.0 million or more in equity or convertible securities in a private placement to institutional investors, the Notes are convertible into such financing on the same terms and conditions; at the election of the holders, Notes are convertible into common stock at a conversion price of $3.60 per share, subject to adjustment under certain conditions. In April 2002, the Notes of our co-chairmen were amended to provide that their Notes can only be converted into a subsequent financing if the financing is for $5.0 million or more in equity or convertible securities in a private placement to institutional investors at a conversion price that represents a 25% or less discount to the trading price of the Company’s stock and extended their term to December 31, 2005. After December 11, 2003, we may call for mandatory conversion of the notes prior to maturity if the Company’s common shares trade at or above an average price of 300% of the conversion price with average volume of 200,000 shares per day for 20 consecutive trading days. As of March 31, 2002, we were in violation of certain provisions of the Notes pertaining to: (i) payment of debts and obligations as they come due; (ii) violation of provisions within the WFBC agreements; and (iii) payment of interest on these notes due March 31, 2002. We requested and received a waiver for these violations through January 1, 2003. (See notes to consolidated financial statements). On April 16, 2002, we closed a financing whereby, with the exception of Mr. Winkler and Mr. Shah, the noteholders converted their Notes into 10% secured convertible promissory notes convertible at $1.00 per share, with detachable warrants. We issued a total of 3,477,666 warrants in the offering.

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

     The combination of reduced accounts receivable financing availability and the primary vendors of our network deployment business being unwilling to sell additional product to us on open account because of significant past due amounts caused a substantial reduction in the sales and related cost of sales during the year ended December 31, 2001, as well as the quarter ended March 31, 2002, which in turn reduced cashflow. The reduced cashflow impaired our ability to meet vendor commitments as they became due.

     In October 2000, we signed a development agreement with Wave for the integration of EMBASSY based systems with set-top box master reference designs of Broadcom Corporation. Wave owns approximately 15% of our issued and outstanding common stock. The development agreement was amended in May 2001. Under this agreement, as amended, we are required to pay Wave $278,000 per month beginning June 1, 2001 through December 1, 2002 for work to be performed, for a total of $5.0 million. Should we not make the required monthly payments, Wave may request payment in the form of common stock. As of March 31, 2002, we owed $2.2 million to Wave for which Wave has tendered monthly notices of default in the amount of $1.7 million. Under the terms of the agreement, if the default notices are not cured within 30 days of written notice, the unpaid installment converts the obligation for delinquent installments from a cash obligation into a stock acquisition right (“SAR”). A SAR gives Wave the right to acquire a number of fully paid, nonassessable shares of our common stock determined by dividing the fair market value (the average closing price of our common stock for the ten trading-day period prior to the date of exercise) of a share of our common stock on the date of exercise of the SAR into the aggregate portion of the installment payments declared to be in default and such default was not cured. To date, Wave has made no request for issuance of stock. The $2.2 million obligation is carried as an accrued liability as of March 31, 2002. Further, to conserve cash we do not intend to pay in cash the monthly billings due under the agreement. In January 2002, we gave written notice to suspend the work under the agreement along with the related billings. The suspension does not decrease the obligation to purchase development services in the future. We have reserved 1,150,000 shares of common stock for issuance under the agreement. In addition, should we not purchase $5.0 million of goods or services from Wave by June 30, 2003, our exclusivity related to certain customers will, at Wave’s option, become non-exclusive.

     In November 2000, we executed an Alliance Agreement with EDS for the marketing of our products to EDS customers (“Alliance”). The Alliance calls for a joint working relationship between the two companies, is non-exclusive and has a term of ten years. In February 2001, we and EDS executed an engagement letter for EDS to provide certain information technology and consulting services for both our organizational structure and for a specific customer project. Under these engagements, EDS billed $1.2 million, of which $458,000 remained unpaid as of December 31, 2001. On August 27, 2001, EDS and we executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers (“Pulsar Agreement”). Under the Pulsar Agreement, as of December 31, 2001, $1.5 million remained outstanding and unpaid to EDS for purchases of hardware and software. We and EDS executed a Master Services Agreement dated as of November 14, 2001 (“MSA”) whereby beginning December 1, 2001 and ending December 31, 2006, we and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a Trust Assurance Network (“TAN”). The MSA task order 001 (“Task Order”)
requires that we pay a monthly fee of $44,000 for account, test and lab management services beginning January 1, 2002. The obligations for these services can be terminated beginning January 1, 2003 by giving 90 days prior written notice and payment of $400,000, or beginning January 1, 2004 by giving 90 days prior written notice and payment of $200,000. Further, the Task Order provides for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45,000 payable October 1, 2002. Once installation of the production environment TAN is complete, EDS agrees to host the TAN in exchange for a monthly service fee of $59,000 for 36 months and $60,000 per month for the remaining months of the MSA. We may delay implementation of the TAN by paying a fee of $200,000 prior to January 31, 2003. We may terminate the Task Order without cause by paying $400,000 after January 1, 2004 and providing 90 days prior written notice. In the event we are unable to obtain intellectual property rights or licensing consents that may be required, if any, prior to January 1, 2003, and the parties determine there are no software alternatives, then after giving 90 days prior written notice we may terminate the Task Order by paying $450,000.

     We arranged for the lease of two buildings approximating 63,000 square feet that were under construction. Our co-chairman, Mr. Shah, has a 25% ownership interest in the entity that owns the two buildings. The leases have an aggregate monthly rental totaling approximately $115,000, plus common area costs for seven years. On one building totaling approximately 23,000 square feet, we sublet one half of the building on terms and conditions matching the underlying lease. The sublease is with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it has not made any monthly rent payment and accordingly is currently delinquent on its rent payments to us. We are in negotiations with the landlord regarding being released from obligations under the lease for the second building totaling 40,000 square feet. We intend to release the sub-tenant from future obligations under the sublease and occupy the 23,000 square foot building. During the year ended December 31, 2001, we accrued $2.2 million as an estimate for anticipated costs relative to the disposition of the 40,000 square foot building net of anticipated offsetting sublease income, which may be partially recovered. The amount accrued but unpaid at March 31, 2002, is classified as accounts payable in the amount of $225, and accrued rent of $1,864.

     Our significant fixed commitments with respect to leases and inventory purchases as of May 17, 2002 are as follows:

	Payments for the Year Ended December 31,

	TOTAL	2002	2003 & 2004	2005 & 2006	2007 & after

Contractual Obligations Convertible Notes	$7,654,680	$0	$455,790	$7,198,890	$0
Operating Leases	12,013,760	1,725,410	3,786,370	3,696,410	2,805,570
Unconditional Purchase Obligations	8,837,190	4,474,350	2,303,160	2,059,680	0

Total Contractual Cash Obligations	$28,505,630	$6,199,760	$6,545,320	$12,954,980	$2,805,570

     With our deficit working capital position, we will not be able to meet existing obligations as they become due. We will use receivables and investments to generate liquidity and are in negotiations with vendors for extended terms on current obligations. To reduce the working capital deficiency, we raised $5.0 million through convertible notes, non-convertible notes and pre-payment of an existing note, on April 16, 2002.

     We currently have a need for a substantial amount of capital to meet our liquidity requirements. The amount of capital that we will need in the future will depend on many factors including, but not limited, to:

•	the ability to extend terms of payment to vendors;

•	the market acceptance of products and services;

•	the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the market place;

•	research and development plans;

•	levels of inventory and accounts receivable;

•	technological advances;

•	competitors’ responses to our products and services;

•	relationships with partners, suppliers and customers;

•	projected capital expenditures;

•	national and international economic conditions;

•	defaults on financing that will impact the availability of borrowings; and

•	reductions in the valuation of investment in trading securities.

     Our current financial condition is the result of several factors including the following:

•	Our operating results were below expectations.

•	Sales of products through channels acquired in the Acquisition are taking longer than originally anticipated to develop.

•	Market demand for our Xboard product (formerly known as CipherServer product line) did not materialize as anticipated and therefore our sales were below forecast.

•	Reduced credit line availability affected the sales volume of our Pulsar subsidiary.

•	Research and development expenses from the Acquisition increased our costs.

•	The events of September 11, 2001 affected the operations and delayed the decisions of the U.S. government. This caused sales we had anticipated to be substantially delayed. The events may also affect potential investors and related terms of investment capital.

     In addition to our current deficit working capital situation, current operating plans show a shortfall of cash during 2002. We intend to mitigate our position through one or more of the following:

•	Additional Equity Capital. We will seek additional equity capital, if available. Equity capital will most likely be issued at a discount to market, and require the issuance of warrants causing a dilution to current shareholders. In addition, providers of new equity capital may require additional concessions in order for them to provide needed capital to us.

•	Additional Convertible Debt. Depending upon the market conditions, we may issue an additional debt instrument. The types of instruments available in the market would likely contain a provision for the issuance of warrants and may also be convertible into equity. On April 16, 2002, we completed a private placement of $5.0 million in the form of $4.0 million in 10% secured convertible promissory notes in exchange for cash; $652,776 in secured non-convertible promissory notes ($152,776 held by co-chairman Mr. Shah and $500,000 held by co-chairman Mr. Winkler) and the pre-payment of a $500,000 note due from Kris Shah, less a discount of $152,776. The discount was based upon a present value using an annual rate of 20% for early payment and will be charged against earnings during the second quarter of 2002. In addition to the $5.0 million private placement for new funds, we also exchanged $1.8 million in existing debt for 10% secured convertible promissory notes to replace such debt. In connection with the issuance of the secured convertible promissory notes, we incurred approximately $390,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash or, at our discretion should we need to conserve cash, in common shares based upon the trailing 30-day average closing price of our common stock prior to the interest due date; and approximately $5.8 million of convertible promissory notes are convertible in whole or in part, at the option of the holder into an aggregate of approximately 5,800,000 shares of our common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the convertible promissory notes have detachable warrants exercisable for three years to purchase an aggregate of 3,477,666 shares of common stock at the initial exercise price of $1.30 per share. The principal balances of the convertible notes, and at our option, any accrued and unpaid interest, automatically will convert into common stock prior to maturity if our common shares trade at or above an average price of $3.00 per share with average volume of 100,000 shares per day for 20 consecutive trading days and the registration statement that we file to cover the resale of the shares underlying the convertible promissory notes and warrants is effective each day during the 20 trading day period. We are not subject to restrictive covenants related to the secured convertible or non-convertible promissory notes, other than not being allowed to pledge intellectual property as collateral.

•	Off Balance Sheet Financing. Our operations are not relatively capital intensive. However, should we need to add equipment or decide to expand our facilities, we may use an operating lease transaction to acquire the use of capital assets. An operating lease would not appear on our balance sheet and would be charged as an expense as payments accrue.

•	Financing of Receivables. We will finance receivables in conjunction with the WFBC agreement to generate cash. In the past we incurred defaults under the WFBC line for late payments to vendors, for which we received waivers through range from January 31, 2002 through March 31, 2002. We are in default and anticipate defaults in the future, and we may not receive the required waivers and may not have funds available under the line.

•	Sale of Investments. We will sell investments to generate cash. The market value of trading securities was $442,000 at March 31, 2002. Since that date, we have generated approximately $204,000 through the sales of securities.

•	Negotiate with Vendors. We are negotiating with vendors regarding payment of existing accounts payable over extended terms of 48 months with no interest. We have reached a verbal agreement with one large vendor and are working with remaining vendors. We previously executed term out agreements with a number of vendors that must now be further extended.

•	Deferral of Cash Payments. We may defer cash payments through suspension of development projects.

•	Issuance of Stock as Payment for Existing and Future Obligations. We anticipate paying the Wave accrued liabilities of $2.2 million as of March 31, 2002 from future issuances of common stock to Wave.

•	Issuance of Stock to Pay Interest. We may issue stock to pay interest on long term debt.

•	Reductions in Work Force. We may reduce our work force.

     Should we not receive adequate financing, we could be forced to merge with another company or cease operations.

     While we have a history of selling products in the government markets, new products just entering production after years of development have no sales history. Additionally, we are entering commercial markets with our products and are still developing acceptance of our offerings. Considerable uncertainty currently exists with respect to the adequacy of current funds to support our activities beyond December 31, 2002. This uncertainty will continue until a positive cash flow from operations is achieved. Additionally, we are uncertain as to the availability of financing from other sources to fund any cash deficiencies.

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

     Based upon forecast sales and expense levels, we currently anticipate that existing cash, cash equivalents, investments, term out arrangements with vendors, the proceeds of a $5.0 million financing on April 16, 2002 and the current availability under our WFBC factoring agreements will not be sufficient to satisfy our contemplated cash requirements for the next twelve months. However, our forecast is based upon certain assumptions, which may differ than actual future outcomes. We have incurred defaults under our financing agreements in the past. If we incur a default in the future under our accounts receivable line of credit or other financing instruments, we may not be able to draw funds, thereby affecting our ability to fund operations. At this time we are currently in default and anticipate that we will continue to be in default unless we are able to raise sufficient capital to pay debts and obligations as they become due. Additionally, without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses. On April 16, 2002, we closed the round of secured convertible promissory notes financing described above to provide $5.0 million in additional working capital and are in discussions with several sources regarding up to an additional $5.0 million on the same or similar terms and conditions.

RISK FACTORS

Risks Related to our Business

     We have a history of losses and may incur future losses

     We may not become profitable or significantly increase our revenue. We incurred net losses of $41.4 million, $53.2 million and $4.0 million for the years 2000, 2001 and the three months ended March 31, 2002, respectively. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     Late payments may have damaged relationships with our vendors

     Should we not be able to utilize our accounts receivable financing line, we will not have adequate cash available to pay vendors. We have incurred defaults on our line in the past, are currently in default and anticipate we will continue to be in default on the line unless we are able to raise sufficient capital to pay debts and obligations as they become due. Should our financial source not waive the defaults, the financial source may not advance additional funds. Slow and delinquent payments may cause vendors not to sell products to us, or only with advance payment. Should this occur, we will not be able to obtain products for resale or components for our products.

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

We derive a substantial portion of our revenue from a small number of customers and, therefore, the loss of even one of these customers could significantly and negatively impact our operating results

     We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. During the twelve month period ended December 31, 2000, we derived 42% of our consolidated revenue from one customer and during the twelve month period ended December 31, 2001, we derived 20% of our consolidated net revenue from one customer. During the three months ended March 31, 2002, we derived 21% of our consolidated net revenue from one customer.

     Our auditors’ opinion could adversely affect our stock price

     The independent auditors’ report for fiscal year 2001 indicated there is substantial doubt about our ability to continue as a going concern. This may adversely affect our stock price and prevent us from obtaining funding.

Our reliance on third party technologies for the continuing development of the SSP Solution Suite™ products and our reliance on third parties for manufacturing may delay product launch, impair our ability to develop and deliver products or hurt our ability to compete in the market

     We have licensed the rights to use a broad array of technology components from third parties to develop the SSP Solution Suite™ and we face many risks associated with our reliance on third parties as follows:

•	a third party may develop or enable others to develop a solution to digital communication security issues similar to the SSP Solution Suite™ thereby eroding our market share; and

•	dependence on the patent protection of third parties may not afford us any control over the protection of the technologies we rely on, and, thus, if the patent protection of any of these third parties were compromised, our ability to compete in the market would also be impaired.

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

Should our stated stockholders’ equity fall below $10 million or our stock price trade below $1.00 we may be de-listed by The Nasdaq National Market

     The listing requirements of The Nasdaq National Market require a company to maintain a minimum net stockholders’ equity and a minimum trading price. At March 31, 2002 our stockholders’ equity was $13.7 million and on May 17, 2002, closing sale price of a share of our common stock was $1.78. Should our stockholders’ equity be decreased by further losses or should our stock price fall below $1.00, Nasdaq may take steps to de-list our stock from The Nasdaq National Market.

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

     We face intense competition from a number of sources

     The markets for our products and services are intensely competitive and, as a result, we face significant competition from a number of different sources. We may be unable to compete successfully as many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. In addition, there are smaller companies and start-up companies that we compete with from time to time. We also expect competition to increase as a result of consolidation in the information security technology and product reseller industries.

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

If we are unable to raise additional capital to fund our future operations, our business will be harmed

     If we are unable to obtain additional capital to fund operations when needed, our product development efforts would be adversely affected, causing our business, operating results, financial condition and prospects to be materially harmed. If we undertake or accelerate significant research and development projects for new products, we may require additional outside financing. We expect that, to meet our long-term needs, we will need to raise substantial additional funds through the sale of equity securities or the incurrence of additional debt or through collaborative arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain technologies, products or marketing territories. We have forecast operations for the year 2002 and project a need for cash in excess of $10.0 million. While we closed a financing of $5.0 million on April 16, 2002, this will not be adequate if we cannot access our accounts receivable credit line, receive extended terms from vendors, or raise additional capital. Additionally, if our sales are less than forecast or expenses higher than forecast, our cash needs may be higher than our current forecast. Our failure to raise capital when needed could have an adverse effect on our business, operating results, financial condition and prospects.

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

Doing business with the U.S. government entails many risks, which could adversely affect us

     Sales to U.S. government agencies accounted for 72% and 34% of our consolidated revenue for the twelve month period ended December 31, 2001 and the three month period ended March 31, 2002, respectively. Our sales to these agencies are subject to risks, including:

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

There is a lawsuit pending against our wholly-owned subsidiary, Pulsar, that, if resolved against Pulsar, could adversely affect our business

     There is a lawsuit pending against Pulsar that, if resolved against Pulsar, could materially and adversely affect our financial condition. This suit was brought by G2 Resources, Inc. alleging breach of contract by Pulsar. This suit was dismissed for lack of prosecution, but G2 Resources, Inc. has refiled the suit.

     In addition, during the second quarter of 2001 Microsoft notified us regarding the alleged sales of unlicensed copies of Microsoft Office. The software in question was purchased from a major computer hardware manufacturer and was resold to one of our customers in a package that included both hardware and software. We are currently investigating the matter, and do not anticipate that the outcome will have a material impact on our results of operations, financial condition or liquidity.

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

A small number of stockholders, who include certain of our officers and directors, have the ability to control stockholder votes

     Kris Shah, Marvin Winkler, their affiliates and certain family members own, in the aggregate, approximately 63.3% of our outstanding common stock. These stockholders, if acting together, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Risks Related to the Acquisition

     The anticipated benefits of the Acquisition may not be realized

     The anticipated benefits of the Acquisition may not be realized for a variety of reasons. For example, the anticipated increase in sales resulting from the combined efforts and combined distribution channels may not be realized because the delay in global economic recovery has caused the postponement of buying decisions on the part of many commercial customers and potential customers. This, in turn, has caused us to make a number of personnel cutbacks, the effect of which may be that we will be unable to devote the resources to the combined distribution channels that we had expected.

Unanticipated costs relating to the Acquisition could reduce our future earnings or increase our future losses.

     We believe that we reasonably estimated the likely costs of integrating our operations with the operations of BIZ and the incremental costs of operating as a combined company. It is possible, however, that unexpected costs or unexpected future operating expenses, such as increased personnel costs, as well as other types of unanticipated developments, could adversely impact our business and profitability.

Acquisition-related accounting charges may delay or reduce our profitability

     We have accounted for the Acquisition as a purchase. Under the purchase method of accounting, the purchase price is allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from BIZ. The excess of the purchase price over BIZ’s tangible net assets results in intangible assets for us that will have to be amortized over their useful lives with the exception of goodwill based on Statement 142 which we adopted at the beginning of fiscal year 2002. In addition, we incurred an in-process research and development charge of $1.6 million in connection with the Acquisition. As a result, we will incur accounting charges from the Acquisition that may delay and reduce our profitability. We also incurred charges of $36.3 million to record the impairment in value of assets acquired.

Recently issued FASB statements require us to evaluate the fair values of intangible assets and goodwill that we acquired in the Acquisition that could result in significant charges to our earnings and may adversely affect the market price of our common stock

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement 141, “Business Combinations”, and Statement 142, “Goodwill and Other Intangible Assets.” The changes included in these statements require companies to perform impairment tests on goodwill and certain intangibles using a fair value approach rather than allowing companies to amortize goodwill and certain intangibles over their estimated useful lives. We are now required to evaluate periodically whether intangible assets and goodwill that we acquired in the Acquisition have fair values that meet or exceed the amounts recorded on our balance sheet. We cannot predict whether or when there will be an additional impairment charge, or the amount of such charge, if any. However, if the charge is significant, it could cause the market price of our common stock to decline. In addition, beginning in fiscal 2002, Statement 142 eliminated recurring amortization charges which removes certain intangible assets and goodwill from our balance sheet, and such amounts will remain permanently on our balance sheet unless future evaluations require us to record impairment charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We own Class A common stock of Wave, which is classified as trading securities. Wave’s Class A common stock is traded on The Nasdaq National Market and the increase or decrease in value of the stock is included in our statement of operations, together with the gain or loss on sales of the Wave shares.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved from time to time in routine litigation that arises in the ordinary course of business.

     In April 2002, there was a lawsuit filed against us by Dell Marketing, LLC pertaining to overdue amounts for computer products purchased for resale through Pulsar. The suit asserted a claim in the amount of approximately $322,000. Subsequently the past due invoices were satisfied in full and the parties have executed settlement papers that have been submitted to the court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2002	SSP SOLUTIONS, INC.

	By	/s/	MARVIN J. WINKLER

Marvin J. Winkler Co-Chairman of the Board of Directors, Director and Co-Chief Executive Officer (Principal Executive Officer)

	By	/s/	KRIS SHAH

Kris Shah Co-Chairman of the Board of Directors, Director and Co-Chief Executive Officer (Principal Executive Officer)

	By	/s/	THOMAS E. SCHIFF

Thomas E. Schiff Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)