Form 10-Q
period 2002-06-30
SSP SOLUTIONS INC
filed 2002-08-14
CIK 1078717

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-26227

SSP SOLUTIONS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	33-0757190 (I.R.S EMPLOYER IDENTIFICATION NO.)

17861 CARTWRIGHT ROAD, IRVINE, CALIFORNIA 92614
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(949) 851-1085
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 9, 2002, the registrant had 21,910,343 shares of common stock outstanding.

TABLE OF CONTENTS
SSP SOLUTIONS, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31, 2001	JUNE 30, 2002 (UNAUDITED)
Current assets:
Cash and cash equivalents	$3,257	$502
Investment in trading securities	1,360	118
Accounts receivable (net of allowance for doubtful accounts of $254 and $245 as of December 31, 2001 and June 30, 2002 respectively)	4,358	2,280
Inventories	436	140
Prepaid expenses	601	534
Other current assets	401	478

Total current assets	10,413	4,052
Property and equipment, net	361	155
Other assets	28	699
Goodwill and other intangibles, net	26,621	26,575

	$37,423	$31,481

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,695	$91
Accounts payable	9,495	5,840
Accrued liabilities	3,343	4,924
Note payable to related party	392	—
Deferred revenue	203	284
Accrued rent	1,064	494

Total current liabilities	16,192	11,633
Long-term debt, less current installments, net of unamortized debt issuance costs	2,500	781
Deferred revenue	46	—
Accrued rent	1,107	1,027

Total liabilities	19,845	13,441
Commitments & contingencies (Notes 8 & 11)
Stockholders' equity:
Preferred stock, $.01 par value; Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized 100,000,000 shares; issued and outstanding 20,630,754 and 21,804,482 and shares at December 31, 2001 and June 30, 2002, respectively	206	218
Additional paid-in capital	118,608	125,555
Note receivable from stockholder	(500)	—
Deferred compensation	(1,193)	(452)
Accumulated deficit	(99,543)	(107,281)

Total stockholders' equity	17,578	18,040

	$37,423	$31,481

See accompanying notes to condensed consolidated financial statements.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2001	JUNE 30, 2002	JUNE 30, 2001	JUNE 30, 2002
Revenues:
Product	$5,895	$1,775	$10,039	$3,228
License and service	454	1,080	788	1,737

Total revenues	6,349	2,855	10,827	4,965

Costs and expenses:
Cost of sales — product	4,616	1,063	7,683	1,944
Cost of sales — license and service	117	179	250	461
Selling, general and administrative	1,681	2,309	3,454	4,644
Research and development	1,682	2,246	3,525	4,718
Amortization of intangibles	23	23	46	46

Operating loss	(1,770)	(2,965)	(4,131)	(6,848)
Other expense, net	13	382	27	521
Non-cash interest and financing expense (note 4)	—	368	—	368

Loss before income taxes	(1,783)	(3,715)	(4,158)	(7,737)
Provision (benefit) for income taxes	2	(2)	2	2

Net loss	$(1,785)	(3,713)	$(4,160)	$(7,739)

Net loss per share — basic and diluted	$(0.18)	$(0.18)	$(0.43)	$(0.37)

Shares used in per share computations — basic and diluted	9,874	20,678	9,747	20,671

See accompanying notes to condensed consolidated financial statements.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30, 2001	JUNE 30, 2002
Cash flows from operating activities:
Net loss	$(4,161)	$(7,739)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for losses on receivables	130	18
Depreciation and amortization	433	260
Discount on note receivable from stockholder	—	153
Non-cash interest and financing expense	—	326
Deferred compensation	—	181
Realized loss on trading securities	—	122
Changes in assets and liabilities:
Accounts receivable	709	2,060
Inventories	(125)	296
Prepaid expenses	(124)	68
Other current assets	(129)	(77)
Other assets	260	(672)
Accounts payable	2,334	(3,199)
Accrued liabilities	(183)	1,582
Accrued rent	—	(651)
Deferred revenue	(105)	35

Net cash used in operating activities	(961)	(7,237)
Cash flows used in investing activities:
Purchases of property and equipment	(47)	(8)
Proceeds from sale of trading securities	—	1,120

Net cash provided by (used in) investing activities	(47)	1,112

Cash flows from financing activities:
Stock options exercised and employee stock purchases	3	81
Stock issued for services	—	28
Borrowings on revolving note payable	10,064	1,452
Repayment of insurance financing	(249)	(173)
Principal payments on revolving note payable and long-term notes payable to bank	(10,652)	(2,883)
Repayment of note receivable from related party	—	347
Beneficial conversion of convertible notes	—	5,796
Beneficial conversion — underwriter warrant	—	183
Exchange of debt for common stock	—	(1,069)
Principal payments on note payable to related party	—	(392)

Net cash provided by (used in) financing activities	(834)	3,370

Net decrease in cash	(1,842)	(2,755)
Cash and cash equivalents at beginning of period	4,120	3,257

Cash and cash equivalents at end of period	$2,278	$502

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37	$105
Income taxes	$2	—

See accompanying notes to condensed consolidated financial statements.

SSP SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL INFORMATION:

  Condensed Consolidated Financial Statements

        In the opinion of SSP Solutions, Inc. ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002; the results of operations for the six months ended June 30, 2001 and 2002; and the statements of cash flows for the six months ended June 30, 2001 and 2002. Interim results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001, included in the Company's Form 10-K/A, filed in April 2002.

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

Liquidity and Capital Resources

        At June 30, 2002, the Company had deficit working capital of $7,581 and the Company incurred a loss from operations for the six months then ended of $6,848. The Company expects to continue to incur additional losses during the remainder of 2002. Given the June 30, 2002 cash balance and the projected operating cash requirements, the Company anticipates that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2002. The Company will require additional funding. The Company's cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under the accounts receivable financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under the accounts receivable financing or through additional financings of debt and/or equity, the Company will not have adequate resources to fund its operations. During the past quarter, the Company incurred technical defaults under the Company's accounts receivable financing and therefore under the long-term convertible notes. The Company obtained waivers for its accounts receivable financing for defaults through March 31, 2002 and for the long-term convertible notes through January 1, 2003. However, there is no guarantee the lenders will continue to waive defaults in the future, should they occur, and the lenders may declare amounts owed by the Company due and payable. Subsequent to March 31, 2002, the Company remained in default under the accounts receivable financing and has not obtained a waiver of such default. The Company does not expect future fixed obligations to be paid from operations and intends to satisfy fixed obligations from additional financings, use of the accounts receivable financing, extending vendor payments, selling investments and issuing stock as payment on obligations.

        The Company's current financial condition is the result of several factors including the following:

  •
  Operating results in 2001 and first six months of 2002 were below expectations.

  •
  The events of September 11, 2001 affected the operations and delayed the decisions of the U.S. government. This caused sales the Company had anticipated to be delayed.

  •
  Sales of products through channels acquired in the acquisition ("Acquisition") of BIZ Interactive Zone, Inc. ("BIZ") are taking longer than originally anticipated to develop.

  •
  Market demand for the Company's Xboard product (formerly known as CipherServer product line) did not materialize as anticipated and therefore the Company's 2001 sales were below forecast and the Company is not forecasting future sales of the Xboard product.

  •
  Reduced credit line availability and the unwillingness of vendors to sell additional products to the Company on account had a significant adverse impact on the sales volume of the Company's Pulsar Data Systems, Inc. ("Pulsar") subsidiary in 2001 and the first six months of 2002 and will continue to have an impact on sales volume for the remainder of 2002.

  •
  Research and development expenses from the Acquisition increased costs.

        The Company currently has a need for a substantial amount of capital to meet its liquidity requirements. The amount of capital that the Company will need in the future will depend on many factors including, but not limited to:

  •
  the ability to extend vendor payment terms

  •
  the market acceptance of products and services

  •
  the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the market place

  •
  research and development plans

  •
  levels of inventory and accounts receivable

  •
  technological advances

  •
  competitors' responses to the Company's products and services

  •
  relationships with partners, suppliers and customers

  •
  projected capital expenditures

  •
  reduction in the valuation of marketable investment securities

  •
  national and international economic conditions

  •
  defaults on financing that will impact the availability of borrowings

        In addition to the Company's current deficit working capital situation, current operating plans show a shortfall of cash during 2002. The Company intends to mitigate its position through one or more of the following:

  •
  Additional equity capital—The Company will seek additional equity capital, if available. Equity capital will most likely be issued at a discount to market and require the issuance of warrants causing a dilution to current stockholders. In addition, providers of new equity capital may require additional concessions in order for them to provide needed capital to the Company.

  •
  Additional convertible debt—Depending upon the market conditions, the Company may issue additional debt instruments. The types of instruments demanded by the market would likely contain a provision for the issuance of warrants and may also be convertible into equity. On April 16, 2002, the Company raised a private placement of $5,000 through the issuance of $4,000 in 10% secured convertible promissory notes, $653 in secured non-convertible promissory notes ($153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note due from Kris Shah, less a discount of $153. In June 2002, Mr. Shah and Mr. Winkler converted into equity at $1.30 per share both their April 16 notes and their December 2001 notes. This conversion reduced notes payable together with accrued interest by $1,442 and added the same amount to stockholders' equity.

  •
  Off balance sheet financing—The Company's operations are not relatively capital intensive. However, should the Company need to add equipment or decide to expand the facilities, the Company may use an operating lease transaction to acquire the use of capital assets. An operating lease would not appear on the Company's balance sheet and would be charged as an expense as payments accrue. The Company plans to use third party equity financing for a subsidiary whereby the subsidiary would become less than wholly owned.

  •
  Receivables financing—The Company plans to continue to finance receivables in conjunction with its Wells Fargo Business Credit ("WFBC") agreements to generate cash. In the past the Company has triggered events of default under the terms of the WFBC agreements. The events of default have related to not forwarding misdirected payments to WFBC within the timeframe provided for in the WFBC agreements and not paying obligations to vendors as they become due. The Company has received waivers for all known instances of misdirected payments not being forwarded to WFBC in a timely manner. The Company received a waiver from WFBC through March 31, 2002, related to not paying vendor obligations in a timely manner. However, since March 31, 2002, the Company has continued to be delinquent in paying vendor obligations and is therefore currently in default of the WFBC agreements. The Company has not obtained a waiver from WFBC for this continuing default. Without waivers for existing or future defaults the Company may not have funds available under its credit line. There is no assurance that WFBC will provide waivers now or in the future.

  •
  Liquidate investments—The Company will sell investments to generate cash. The market value of trading securities at December 31, 2001 and June 30, 2002, was $1,360 and $118, respectively. During the six months ended June 30, 2002, the Company generated $1,120 through the sales of these trading securities.

  •
  Vendor negotiations—The Company is negotiating with vendors regarding payment of existing accounts payable over extended terms of up to 48 months. The Company has reached a verbal agreement with a number of vendors and is working with remaining vendors. The Company previously executed term out agreements with a number of vendors that must now be further extended. Upon execution of such agreements, amounts under the term out agreements extending beyond a twelve-month period will be converted to long-term notes payable on the balance sheet.

  •
  Advance payments—Under current or future contracts the Company may obtain cash payments as deposits toward work to be performed or products to be delivered. In addition, the Company may offer early payment discounts to customers whose receivables are not financed under the WFBC agreements.

  •
  Project suspensions—The Company may defer cash payments through suspension of development projects.

  •
  Issuance of stock as payment for existing and future obligations—The Company anticipates paying some of its accrued liabilities as of June 30, 2002, by the future issuance of common stock.

  •
  Issuance of stock to pay interest—The Company may issue common stock to pay interest on long-term debt. On July 1, 2002 the Company issued 106 shares of common stock to pay interest accrued during the current quarter.

  •
  Reductions in work force—The Company has already reduced its workforce and decreased the cash compensation paid to the remaining workforce. The Company may be forced to make similar reductions in future if sales plans are not realized in the future.

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

        The Acquisition has been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The Company recorded a one-time charge for purchased in-process research and development ("IPR&D") expenses of $1,600 in the year ended December 31, 2001.

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

        As the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both, will be reduced within the next year. Reasonably possible is defined as more than remote but less than likely. While the Company adjusted goodwill in 2001 as noted in the following section, the remaining goodwill of $25,930 related to the Acquisition at June 30, 2001, may be reduced within the next year.

Goodwill and Other Intangibles

        The Company adopted Statements of Financial Accounting Standards, ("Statement") 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets" for the Acquisition that was completed on August 24, 2001. In accordance with Statement 142 goodwill is not amortized for business acquisitions that were completed after June 30, 2001, but rather will be evaluated at least annually for impairment. Other identifiable intangible assets acquired from business acquisitions that were completed after June 30, 2001, are amortized over their estimated useful lives. Accordingly, the Company has not recorded amortization of goodwill related to the Acquisition.

        The Company has initiated the required impairment tests as required by Statement 142. Tests have not been completed. If impairment is indicated as a result of completing these tests, the Company will record such impairment in its 2002 annual financial statements as a cumulative effect of a change in accounting principle effective January 1, 2002.

        As required under Statement 142 the Company performed an analysis of undiscounted cash flows under Statement 121 in order to evaluate the recoverability of the intangible asset related to Pulsar. Based on this analysis the Company determined that the carrying value of the remaining identifiable intangible is recoverable. Therefore, the Company will continue amortizing the Pulsar related intangible over its estimated useful life.

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

        In evaluating identifiable intangibles assets, the Company utilized a discounted cash flow analysis and, due to the uncertainties surrounding the Company's ability to fund its operations, concluded all identified intangibles assets associated with the Acquisition should be written-off. In evaluating the goodwill associated with the Acquisition, the Company utilized a fair value approach. The fair value was measured utilizing the most recent indicator of fair value, which was based upon the conversion price contained in the secured convertible promissory notes (note 4). Consequently, the Company recorded an impairment charge of $36,299 in the fourth quarter of 2001 related to all identifiable intangible assets and developed technology, as well as a portion of the goodwill acquired in connection with the Acquisition. After this impairment charge, goodwill is the only remaining intangible asset.

        Amortization of identifiable intangible assets was $46 for the six months ended June 30, 2001 and 2002.

(2) INVESTMENT

        The Company has an investment that is classified as trading securities. The securities consist of Class A common stock of Wave Systems Corp. ("Wave") received in the Acquisition. The investment is presented and recorded in accordance with Statement 115. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders' equity. Trading securities are carried at fair value with the unrealized gains and losses, net of applicable taxes, reported in earnings in the statement of operations. The cost of securities sold is based upon the specific identification method. As of December 31, 2001 and June 30, 2002, the Company owned 607 shares with a value of $1,360 and 80 shares with a value of $118, respectively.

(3) INVENTORIES

        A summary of inventories follows:

	December 31, 2001	June 30, 2002
Raw materials	$112	$61
Work-in-process	8	8
Finished goods	316	71

	$436	$140

(4) LONG TERM DEBT

        A summary of long-term debt follows:

	December 31, 2001	June 30, 2002
Note payable for insurance financing due in eighteen monthly payments beginning July 9, 2000 at an annual percentage rate of 8.18%	$173	$—
Well Fargo Business Credit accounts receivable financing, discount rate of 1.25% of the receivables factored, interest payable upon payment of receivable	1,522	91
Promissory note due July 18, 2003 with interest at 6.75% per annum, interest payable at maturity	—	429
Promissory note due July 18, 2003 without interest	—	26
Secured convertible promissory notes due December 31, 2005 with interest at 10.0% per annum compounded annually, interest payable quarterly	—	5,796
Subordinated convertible note due December 31, 2005 with interest rate at 8.0% per annum compounded annually, interest payable quarterly	2,500	—
Less unamortized discount related to 10% secured convertible promissory notes	—	(5,470)

	4,195	872
Less current installments	1,695	91

	$2,500	$781

        During October 2001 and November 2001, both the Company and its wholly owned subsidiary, Pulsar, entered into separate financing agreements with WFBC, which provides for the factoring of accounts receivable. The agreements contain no limit on the dollar volume of receivable financing, but provides for WFBC's approval of credit limits for non-government customers. The discount rate charged is 1.25% of the gross receivable, which may be increased by .0625% per day for accounts that do not pay within thirty days of the receivable purchase. At the time of purchase, terms call for WFBC to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the discount and any other charges. The agreement contains loan covenants and requires minimum quarterly fees and discounts totaling $63. In July 2002, the Company signed amendments to the financing agreements, which increases the discount rate charged to 1.95% of the gross receivable. This rate may be further increased by .063% per day for each additional day past thirty days until the account is paid in full. The minimum quarterly fees and discounts have also been reduced to $15. All other terms and conditions remain. The Company received a waiver from WFBC through March 31, 2002. Since March 31, 2002, the Company has continued to be in default, has not requested a waiver from WFBC and WFBC continues to factor Company receivables. The balance due WFBC is guaranteed by Kris Shah and Marvin Winkler, the Company's co-chairmen and co-chief executive officers.

        Gross receivables transferred to WFBC amounted to $0 and $1,708 for the six months ended June 30, 2001 and 2002, respectively. The Company is obligated to repurchase certain accounts receivable under the program and, therefore, the transaction does not qualify as a sale under the terms of Statement 140.

        Factored receivables included in the accounts receivable balance as of June 30, 2001 and 2002 were $0 and $133, respectively.

        The Company previously entered into insurance premium financing agreements with Cananwill, Inc. for the payment of certain insurance premiums. The premiums being financed cover policy periods from twelve to twenty four months. The Acquisition caused the re-write of some policies carried by the Company. As a result, the premium financing agreements were re-written to provide for five monthly installments covering policy periods ending June 30, 2002 and were paid in full. These insurance premium-financing agreements are secured by the proceeds of the policies being financed.

        During December 2001, the Company issued four separate subordinated convertible notes (the "Notes") totaling $2,500 with similar terms and conditions. The Notes were due on December 17, 2004 and bore 8% interest per annum payable in cash quarterly. In connection with the issuance of the Notes the Company incurred approximately $28 of issuance costs, which primarily consisted of legal and other professional fees, which were paid at a later date. These Notes were convertible at the election of the holders at any time into a number of shares of the Company's common stock determined by dividing the outstanding principal amount of the Note being converted by the conversion price in effect at that time. The initial conversion price provided for in the Notes was $3.60 per share and was subject to adjustment under certain conditions. In addition, upon the closing of a "qualified financing" as defined in the Notes, the then outstanding principal and any accrued and unpaid interest on these Notes automatically converted into such number of shares of the type of equity securities sold in that qualified financing as determined by dividing the amount of principal and interest remaining on the Note being converted by the lesser of (a) the price at which the equity securities are being sold in the qualified financing or (b) the conversion price provided in the Note being converted in effect at the time. After December 17, 2003, the Company could call for mandatory conversion of the Notes prior to maturity if the Company's common shares trade at or above an average price of 300% of the conversion price with an average volume of 200 shares per day for 20 consecutive trading days. Two of the Notes totaling $750 were issued to the Company's co-chairmen and co-chief executive officers. The Company was in default under the Notes and obtained waivers for its default under the Notes through January 1, 2003. Principal on the Notes of $1,750 plus $46 of accrued interest were exchanged for new securities in April 2002. The remaining Notes were amended to extend the maturity date to December 31, 2005 and add a conversion price floor of 75% to the trading price of the Company's stock. In June 2002 the co-chairmen and co-chief executive officers exchanged their Notes (the remaining $750 principal amount) together with accrued interest for 300 and 300 shares, respectively, of the Company's common stock based upon a conversion price of $1.30 per common share, which represented a premium above the trading price of the Company's common stock.

        On April 16, 2002, the Company raised $5,000 through the issuance of $4,000 in 10% secured convertible promissory notes, $653 in unsecured non-convertible promissory notes ($153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note due from Kris Shah, less a discount of $153 (see note 6). The discount was based upon a present value using the rate of 20% for early payment and is being charged against earnings in this quarter. In connection with the issuance of the secured convertible promissory notes the Company incurred approximately $626 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. All promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash, or at the Company's discretion, in common shares based upon the trailing 30 day average prior to the interest due date; and the $4,000 secured convertible promissory notes are convertible, in whole or in part, at the option of the holder into an aggregate of 4,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the secured convertible promissory notes have detachable warrants exercisable for three years to purchase up to an additional 2,400 shares at $1.30 per share. In conjunction with the April 16 closing of the 10% secured convertible promissory notes, $1,750 of principal and $46 of accrued interest of the Notes were exchanged for the 10% secured convertible promissory notes and detachable warrants to purchase 1,078 shares at $1.30 per share. The secured convertible promissory notes automatically convert prior to maturity if the Company's common shares trade at or above $3.00 per share with average volume of 100 shares per day for 20 consecutive trading days. The Company is subject to restrictive covenants related to the secured convertible and unsecured non-convertible promissory notes that prevent the Company from pledging intellectual property as collateral. In June 2002 Kris Shah and Marvin Winkler exchanged their unsecured non-convertible promissory notes together with accrued interest for 119 and 391 shares, respectively, of the Company's common stock based upon an exchange price of $1.30 per common share, which represented a premium above the trading price of the Company's common stock.

        The secured promissory notes issued on April 16 contain a beneficial conversion feature. When a convertible security contains a conversion price that is less than quoted trading price of a company's common stock at the date of commitment, then the difference between the conversion price and the common stock price is called a beneficial conversion feature. Emerging Issues Task Force ("EITF") Issue No. 00-27, which revises EITF Issue No. 98-5, requires both the recording of a discount to recognize the computed value of the conversion feature and amortization of the amount recorded over the term of the security.

        Of the aggregate $5,796 convertible secured promissory notes issued, the Company allocated approximately $2,644 to the value of the warrants and the remaining $3,152 to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro-rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $326 for the period ended June 30, 2002.

        In connection with issuances of the April 16 convertible secured promissory notes and warrants, the Company incurred approximately $741 of debt issuance costs comprised of legal and professional fees, in addition to $183 in value calculated for the 110 warrants issued to the underwriter in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $42 for the quarter ended June 30, 2002.

(5) BUSINESS SEGMENTS AND PRODUCT LINES

        The Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales, and identifiable assets of these segments as of and for the six months ended June 30, 2001 and 2002.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2001	JUNE 30, 2002	JUNE 30, 2001	JUNE 30, 2002
Revenue
Information Security Products and Services	$1,945	$2,335	$3,895	$4,062
Network Solutions Market	4,404	520	6,932	903

Cost of sales
Information Security Products and Services	757	746	1,679	1,530
Network Solutions Market	3,976	496	6,253	875

	DECEMBER 31, 2001	JUNE 30, 2002
Identifiable assets
Information Security Products and Services	$27,553	$28,040
Network Solutions Market	3,862	970

        As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

        During the three and six months ended June 30, 2001 and 2002, the Company had three distinct product lines: network deployment products, data security products and license and service. Following is a summary of total revenues by product line.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2001	JUNE 30, 2002	JUNE 30, 2001	JUNE 30, 2002
Network deployment products	$4,404	$520	$6,932	$903
Data security products	1,491	1,254	3,107	2,325
License and service	454	1,081	788	1,737

Total net product, license and service revenues	$6,349	$2,855	$10,827	$4,965

(6) RELATED PARTY TRANSACTIONS

KRDS Real Property Lease

        During a prior year, certain stockholders of the Company including the Company's co-chairman, Kris Shah, formed KRDS, Inc. ("KRDS") for the sole purpose of purchasing real estate property. KRDS's operations primarily consisted of a mortgage obligation, interest, depreciation and rental income from the Company related to the real estate property.

        In February 2000, KRDS leased a building to the Company for its corporate headquarters. The lease expires in February 2007. The facility has an annual rent of approximately $429. In April 2002, the Company and KRDS entered into an agreement whereby upon sixty (60) days notice, the Company may cancel the remaining balance of the facility lease with no future liability. The Company has not exercised the exit clause.

Note Receivable From Stockholder

        The note receivable from stockholder consists of a note acquired as part of the Acquisition. The $500 note was received by BIZ from the Company's co-chairman, Kris Shah, in conjunction with the issuance to him of BIZ common shares in July 2000, and therefore is shown as a reduction of stockholders' equity until paid. The note has a stated interest rate of 5% per annum and is due on July 24, 2005. On April 12, 2002, in a transaction approved by the Company's independent directors, Mr. Shah prepaid the note by paying to the Company $347 and the Company recording a discount of $153 which was charged against income in the second quarter of 2002. The discount was computed based upon a present value calculation using a discount rate of 20%.

Notes Receivable—Related Party

        The notes receivable primarily consists of two promissory notes that were acquired as part of the Acquisition. As part of a hiring package, an employee received a $10 advance and executed a demand promissory note that included interest at 6%. Subsequently, as part of a loan agreement, the same employee executed a separate promissory note for $37 including interest at 8% due May 3, 2002. The

Company and the employee executed an extension of the due date of this note to May 3, 2003. The balance of the related party notes includes accrued interest. These balances are included in other current assets in the consolidated financial statements. Subsequent to June 30, 2002, the employee terminated his employment to work for a joint venture in which the Company holds an economic interest. See Note 8.

Notes Payable To Related Party

        On July 31, 2001, Chase Manhattan Bank ("Chase") advanced $1,000 to the Company's co-chairman, Mr. Winkler, who then advanced that amount to BIZ for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1,000 demand note with Chase and BIZ executed a $1,000 demand note due September 15, 2001 with J.A.W. Financial, L.P. ("JAW"), an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, the Company made a principal payment of $30, paid accrued interest, and executed a new promissory note to JAW for $970. The terms of the promissory note called for interest of prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160 and one final payment on April 15, 2002 in the amount of $170. The promissory note provided Chase a security interest in the shares of Wave owned by the Company, and subject to Chase's loan security guidelines the rights to proceeds from any sales of those shares. At December 31, 2001, the note payable to related party was $304. On March 8, 2002, the promissory note was paid in full ahead of scheduled maturity.

        During 2001, a related party periodically advanced amounts required for the operations of BIZ, which was acquired in the Acquisition. As of December 31, 2001, the Company owed the related party a balance of $88 for such advances. No interest has been paid, accrued nor is any interest due on such advances. This obligation was paid in full during January 2002.

        The combined total payable to the related party at December 31, 2001 and June 30, 2002, were $392 and $0, respectively.

Subordinated Convertible 8% Notes

        In December 2001, the Company's co-chairmen each purchased a $375, 8% Note, in a private placement of $2,500 of such Notes. In April 2002, the Notes of the co-chairmen were amended to provide that their Notes could only be converted in a subsequent financing if the financing is for $5,000 or more in equity or convertible securities in a private placement to institutional investors at a conversion price that represents at least 75% of the trading price of the Company's stock (see note 4). On April 16, 2002, the Company closed a financing whereby, with the exception of the Company's co-chairmen, the noteholders exchanged their Notes for 10% secured convertible promissory notes and warrants (see note 4). In June 2002 the co-chairmen and co-chief executive officers exchanged their Notes together with accrued interest for shares of the Company's common stock based upon an exchange price of $1.30 per common share, which represented a premium above the trading price of the Company's common stock.

New Facilities Related Party Leasing

        During 2001, the Company arranged for the lease of two buildings approximating 63 square feet that were under construction and have subsequently been completed. The Company's co-chairman, Mr. Shah, has a 25% ownership interest in the entity that owns the two buildings. The leases have an aggregate monthly rental totaling approximately $115, plus common area costs for seven years. On one building totaling 23 square feet, the Company sublet one half of the building on terms and conditions matching the underlying lease. The sublease is with a related party company owned by our co-chairman, Mr. Winkler. The sub-lessee is currently delinquent on its rent payments to the Company.

No payments have been received and the Company has no information as to when payments may be received. The landlord initiated proceedings to recover possession of the buildings. The Company therefore surrendered possession of both buildings and is in negotiations with the landlord regarding obligations under the leases. During the year ended December 31, 2001, based upon certain assumptions the Company accrued $2,171 as an estimate for anticipated costs relative to the disposition of the buildings. The ultimate liability of the Company will be determined when a final agreement is reached with the landlord. The amount accrued but unpaid at June 30, 2002, is classified as accounts payable in the amount of $696 consisting of rent, insurance and related taxes, and remaining accrued rent obligation was $1,520.

(7) CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

        Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base. As of December 31, 2001 and June 30, 2002, accounts receivable included $3,498 and $835, respectively, due from the federal government and related agencies. Sales to federal government agencies represented 64% and 34% of the Company's revenues for the six months ended June 30, 2001 and 2002, respectively.

        The Company had sales to one customer that represented 11% of the total revenues for the six months ended June 30, 2001. The Company had sales to three customers, which represented 25%, 13% and 13%, for a combined 51% of total revenues for the six months ended June 30, 2002. No other customers accounted for more than 10% of total revenues during the six months ended June 30, 2001 or June 30, 2002. Trade accounts receivable totaled $103 and $1,335 from these major customers as of December 31, 2001 and June 30, 2002 respectively.

        At June 30, 2002, the Company's trading securities consisted of Class A common stock of Wave ("Stock"), which was acquired in the Acquisition. The Stock is traded on The NASDAQ National Market, and the value of the Stock is subject to changes in the daily market prices. In accordance with its policy, the Company adjusts the carrying value of the Stock at the end of each reporting period.

(8) COMMITMENTS

SSP Gaming, LLC

        In January 2002 the Company formed a wholly owned subsidiary now known as SSP Gaming, LLC, a Nevada limited liability company ("SSP Gaming"). The entity was formed with the intention of having it conduct all business and any required financing activities relative to the gaming industry. Also, in January 2002, SSP Gaming and the Venetian Hotel based in Las Vegas, Nevada, ("Venetian") executed an agreement regarding the formation of a joint venture for the development and conduct of on-line gaming portal(s) ("Joint Venture") in venues where such activity complies with all regulatory requirements.

        While SSP Gaming and the Venetian made initial estimates of development costs, operating costs and timing, the agreement provides for the parties to work together to refine and finalize the initial estimates. The Joint Venture was revised in May 2002 and contains a revised estimate by the parties indicating that the development and start-up costs will not exceed $3,000. The Joint Venture has begun hiring employees, including an employee from the Company.

        The Joint Venture creates no legal liability for the Company to provide financing or working capital. On May 31, 2002, the Company amended the SSP Gaming operating agreement to admit Game Base of Nevada, Inc. ("GBI") as a new member in exchange for a cash investment of $2,000. The amendment provides for GBI to receive 60% of SSP Gaming's cashflow until such time as GBI's original investment is recovered after which cashflow will be distributed, and ownership will be reverted to a 50/50 basis. The Company has no obligation to make any further capital investment in SSP Gaming. Through August 8, 2002, GBI has funded $250 of the required $2,000 investment to the Joint Venture.

        Separately, the Venetian has expressed the desire to market its current product offering and the on-line gaming venture through a separate hospitality program. As currently contemplated, the hospitality program will be developed under separate contract by the Company and build upon current Venetian processes and customer interfaces.

(9) LOSS PER SHARE

        The computation of diluted net loss per share for the three and six months ended June 30, 2001 and 2002 excluded the dilutive effect of approximately 909 and 5,525, respectively, of incremental common shares attributable to the exercise of outstanding common stock options and warrants as a result of the antidilutive effect. In addition, computation for the three and six months ended June 30, 2002, also excluded the dilutive effect of approximately 5,796 incremental common shares attributable the potential conversion of the Notes.

(10) STOCK OPTIONS

        During the six months ended June 30, 2002, the Company granted options to employees, non-employees and directors for the purchase of 205 shares of the Company's common stock.

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

        Additionally during the quarter, several vendors have filed suits against the Company related to outstanding balances. All such liabilities are included within accounts payable. The Company is working with legal counsel to address these collection suits. Should the collections suits go to judgment, there would be a material impact on the Company's results of operations, financial condition and liquidity.

        The Company currently holds multiple contracts with the federal government. In particular, three of these contracts permit the Company to provide goods and services to various federal government agencies. Although these contracts are currently up for renewal, it is possible they may not be renewed or may be cancelled by the federal government due to the Company's inability to perform as required under the contracts. The Company is currently in negotiations with the various government contracting agencies to initiate and implement the corrective measures necessary to insure the uninterrupted continuity of the contracts.

        As of June 30, 2002, accounts payable totaled $5,840. Of that amount, $4,065 are aged at least 90 days. Certain vendors have threatened collection action. Unless payment is made or satisfactory payment plans agreed to, it is likely that the remainder of the vendors will eventually initiate legal actions to collect the amounts owed to them. Currently, the Company intends to satisfy its vendor obligations through a combination of payment negotiations, which include extending the terms over time, partial payments of the obligations due as payment in full and converting obligations to long term notes payable. The Company may also pay some of the obligations through the issuance of common stock.

(12) Subsequent Events

        On August 1, 2002 the Company granted 921 options to employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions we have made. Words such as "anticipates," "expects," "intend," "plans," "believes," "may," "will," or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, forecasts or other predictions regarding future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may include, but are not limited to, statements concerning projected revenues, expenses and income or loss, the need for additional capital, acceptance of our products, growth of the Internet, our ability to realize the anticipated benefits of the Acquisition, our ability to identify and consummate acquisitions and integrate these operations successfully, our ability to integrate previously acquired businesses successfully, the status of evolving technologies and their growth potential, our production capacity, and the outcome of pending and threatened litigation. These statements are not guarantees or assurances of future performance and are subject to various risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements. The section entitled "Risk Factors" set forth in this Form 10-Q and similar sections in our other filings with the Securities and Exchange Commission ("SEC"), discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other SEC filings, before deciding to buy or sell our common stock. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

        SSP Solutions develops and distributes electronic security solutions and services for authenticating, accessing, and the protected distribution of digital content via the Internet and Internet protocol or IP-based networks. SSP provides real-time solutions for electronic commerce and communications. SSP products embed security and trust throughout the transaction chain, protecting electronic communications and financial transactions as well as physical and electronic access. By combining our own technology with a range of partners' technologies and intellectual properties, our products represent an embedded security architecture simultaneously supporting public key infrastructure

("PKI") and other enterprise security solutions. Our products and services address the data security issues faced by government, financial services, and entertainment customers.

        We have developed and distribute SSP software, hardware, and embedded security products. These stand-alone security products or Point Solutions include:

  •
  Application software

  •
  Cryptographic library software,

  •
  Credential issuance and lifecycle management software,

  •
  PC and smart card readers, and

  •
  SSP Universal Secure Access™ (USA) Smart Cards.

        For example, by combining a card reader that includes biometric capability with the USA Smart Card, SSP products can offer a three-factor authentication. A three-factor authentication consists of verifying: (i) Something you have (the Smart Card)); (ii) Something you know (a pin number); (iii) Something you are (a biometric, such as a thumbprint). An authentication occurs when all three items are present simultaneously.

        We are uniquely positioned to deliver a complete range of highly customizable data security solutions across a broad range of industries and agencies. Our business model anticipates revenue from product sales, software integration, third party integration consulting services and recurring revenue streams based upon base licensing, maintenance fees, and transaction fees or participations—whether developed through strategic alliances, channel partners, OEM's or direct sales.

SSP products serve the following areas in the security arena:

  1.
  "AAA" (administration, authorization, and authentication) software used for administering security on a computer system or systems or in an enterprise. Includes the processes of authenticating, authorizing, defining, creating, changing, deleting, and auditing users.

  2.
  Encryption

  3.
  Secure Content Management

        SSP's direction for market and business development is based upon a continued focus on the government markets, and leveraging that success into the private sector, thereby emerging into an open-market supplier of leading edge commercial security solutions. To allocate development resources and build upon existing strengths, SSP plans to focus on business sectors as follows:

Public Sector Development plans: (Program Centric)

  1.
  DMS (Defense Messaging System)/Fortezza Program: SSP products include the ARGUS line of readers and smart cards.

  2.
  KMI (Key Management Infrastructure) & Extension Initiatives: Based upon our Profile Manager® and NetSign®, the "key to transparent security" for government departments and government agencies, including Homeland Security initiatives.

  3.
  CAC (Common Access Card) Program

  4.
  Forté/USA card Deployment of Forté/USA card to government programs, including CAC and Fortezza migration

Private Sector Development: (Market Centric)

  1.
  KME (Key Management Enterprise): Extension of KMI COTS (Commercial Off The Shelf) technology to commercial enterprise

  2.
  KMS (Key Management Services): The development of managed security services including a hosted ASP (Application Service Provider) for security enabled applications and products.

  3.
  KMC (Key Management Consumer): The extension of KMI to the consumer community.

  4.
  Commercial Initiatives to serve specific clients & vertical markets

        Our wholly-owned subsidiary, Pulsar, operates independently as a network solutions company specializing in solutions requiring the deployment of large-scale networks and secure PCs. Pulsar offers secure computers using elements of SSP's products. Due to the intensive capital requirements coupled with the low margin returns, we are currently evaluating various options regarding the restructuring or disposition of Pulsar.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of total revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	PERCENTAGE OF TOTAL REVENUES		PERCENTAGE OF TOTAL REVENUES
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2001	JUNE 30, 2002	JUNE 30, 2001	JUNE 30, 2002
Revenues:
Product	92.8%	62.2%	92.7%	65.0%
License and service	7.2	37.8	7.3	35.0

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales — product	72.7	37.2	71.0	39.2
Cost of sales — license and service	1.8	6.3	2.3	9.3
Selling, general and administrative	26.5	80.9	31.9	93.5
Research and development	26.5	78.7	32.6	95.0
Amortization of intangibles	0.4	0.8	0.4	0.9

Operating loss	(27.9)	(103.9)	(38.2)	(137.9)
Other expense, net	0.2	13.6	0.2	10.6
Non-cash interest and financing expense	—	12.6	—	7.3

Loss before income taxes	(28.1)	(130.1)	(38.4)	(155.8)
Provision for income taxes	0.0	(0.1)	0.0	0.1

Net loss	(28.1)%	(130.0)%	(38.4)%	(155.9)%

  RESULTS OF OPERATIONS—COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2002

        TOTAL REVENUES.    Total revenues decreased 55% from $6.3 million during the three months ended June 30, 2001 to $2.9 million during the three months ended June 30, 2002. The change was attributable to a decrease in product revenues of $3.9 million related to network deployment products, a decrease in product revenues of $237,000 related to data security products and an increase in license and service revenue of $627,000.

        During the three months ended June 30, 2001, we derived 11% of our revenues from sales to Gradkell Computers, Inc. During the three months ended June 30, 2002, we derived 21% of our revenues from sales to General Dynamics. Sales to government agencies accounted for approximately 55% and 34% of our sales during the three months ended June 30, 2001 and 2002, respectively.

        PRODUCT REVENUE.    Product revenue decreased $4.1 million or 70% from $5.9 million during the three months ended June 30, 2001 to $1.8 million during the three months ended June 30, 2002. The decrease was primarily attributable to a $3.9 million decrease in revenues related to network deployment products and a decrease of $237,000 related to data security products. The decrease in revenues related to network deployment products was primarily attributable to our inability to accept and fulfill a large number of customer orders due to reduced accounts receivable financing availability and our primary vendors were unwilling to sell additional product to us on open account because of significant past due amounts for goods we had previously purchased from them.

        LICENSE AND SERVICE REVENUE.    License and service revenue increased by $637,000, or 138% from $454,000 during the three months ended June 30, 2001 to $1.1 million during the three months ended June 30, 2002. The increase was primarily attributable to revenues related to a sub-contract with General Dynamics that began in the fourth quarter of 2001. This initial sub-contract runs through the fourth quarter of 2002.

        PRODUCT GROSS MARGIN.    Product gross margins increased as a percentage of net product revenue from 22% during the three months ended June 30, 2001 to 40% during the three months ended June 30, 2002. The increase was due to the fact that the decrease in revenues related to low margin network deployment products was greater than the decrease in revenues related to higher margin data security products.

        LICENSE AND SERVICE GROSS MARGIN.    License and service gross margin increased as a percentage of license and service revenue from 74% during the three months ended June 30, 2001 to 83% during the three months ended June 30, 2002. This increase was primarily attributable to lower costs associated with the sub-contract with General Dynamics.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative ("S,G&A") expenses increased 37% from $1.7 million during the three months ended June 30, 2001 to $2.3 million during the three months ended June 30, 2002. The increase was primarily attributable to the additional ongoing expenses associated with the Acquisition. As a percentage of revenue, S,G&A expenses increased from 27% during the three months ended June 30, 2001 to 81% during the three months ended June 30, 2002. The percentage increase was primarily attributable to an increase in S,G&A expenses due to the Acquisition combined with a decrease in total revenues.

        RESEARCH AND DEVELOPMENT EXPENSES.    Research and development ("R&D") expenses increased 34% from $1.7 million during the three months ended June 30, 2001 to $2.2 million during the three months ended June 30, 2002. The increase was primarily attributable to the Wave development agreement that we assumed in conjunction with the Acquisition. As a percentage of revenue, R&D expenses increased from 27% during the three months ended June 30, 2001 to 79% during the three months ended June 30, 2002. The percentage increase was primarily attributable to an increase in R&D spending combined with a decrease in total revenues.

        AMORTIZATION OF INTANGIBLES.    Amortization of intangibles was $23,000 for the three-month periods ended June 30, 2001 and 2002. The amortization in both periods was related to the remaining intangible assets recorded in connection with the acquisition of Pulsar in June 1999. Intangibles related to the Acquisition were written off at December 31, 2001.

        OTHER EXPENSE, NET.    Other expense, net increased 2,839% from $13,000 during the three months ended June 30, 2002, to $382,000. The change was primarily attributed to a decrease in interest income of $25,000, an increase in interest expense of $158,000. The decrease in interest income was primarily the result of lower cash balances in interest bearing accounts and the increase in interest expense was primarily the result of increased borrowings. In addition, the Company incurred a loss of $122,000 on the sale of securities, had a gain of $174,000 on the reduction of vendor payables, discounted $195,000 principal and related accrued interest on a note receivable a stockholder, and incurred general expenses of $44,000 related to a lease for new facilities.

        The convertible secured promissory notes issued on April 16 contain a beneficial conversion feature. When a convertible security contains a conversion price that is less than quoted trading price of a company's common stock at the date of commitment, then the difference between the conversion price and the common stock price is called a beneficial conversion feature. Emerging Issues Task Force ("EITF") Issue No. 00-27, which revises EITF Issue No. 98-5, requires both the recording of a discount to recognize the computed value of the conversion feature and amortization of the amount recorded over the term of the security.

        Of the aggregate $5,796 convertible secured promissory notes issued, the Company allocated approximately $2,644 to the value of the warrants and the remaining $3,152 to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro-rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $326 for the period ended June 30, 2002.

        In connection with issuances of the April 16 convertible secured promissory notes and warrants, the Company incurred approximately $741 of debt issuance costs comprised of legal and professional fees, in addition to $183 in value calculated for the 110,000 warrants issued to the underwriter in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $42 for the period ended June 30, 2002.

        INCOME TAXES.    Tax expense for the three months ended June 30, 2001 was $2,000 versus a benefit of $2,000 for the three months ended June 30, 2002. The tax expense for the three-month periods ended June 30, 2001 and 2002, related to minimum franchise taxes for the State of California. The tax benefit for the three months ended June 30, 2002 related to a refund from the prior year.

  RESULTS OF OPERATIONS—COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002

        TOTAL REVENUES.    Total revenues decreased 54% from $10.8 million during the six months ended June 30, 2001 to $5.0 million during the six months ended June 30, 2002. The change was primarily attributable to a decrease in product revenues of $6.0 million related to network deployment products, a decrease in product revenues of $782,000 related to data security products and an increase in license and service revenue of $949,000.

        During the six months ended June 30, 2001, we derived 17 and 13% of our revenue from sales to U.S. Immigration and Naturalization Service and the National Institute of Health, respectively. During the six months ended June 30, 2002, we derived 25%, 13% and 13% of our revenues from sales to General Dynamics, U.S. Immigration and Naturalization Service and the Maryland Procurement Office, respectively. Sales to government agencies accounted for approximately 64% and 36% of our sales during the six months ended June 30, 2001 and 2002, respectively.

        PRODUCT REVENUE.    Product revenue decreased $6.8 million or 68% from $10.0 million during the six months ended June 30, 2001 to $3.2 million during the six months ended June 30, 2002. The decrease was primarily attributable to a $5.0 million decrease in revenues related to network deployment products and a decrease of $782,000 related to data security products. The decrease in revenues related to network deployment products was primarily attributable to our inability to accept and fulfill a large number of customer orders due to reduced accounts receivable financing availability and our primary vendors were unwilling to sell additional product to us on open account because of significant past due amounts for goods we had previously purchased from them. The decrease in revenues related to data security products was primarily attributable to $495,000 in revenues recorded in the first quarter of 2001 related to shipments not made prior to December 31, 2000 due to a parts delay for one our security reader products.

        LICENSE AND SERVICE REVENUE.    License and service revenue increased 120% from $788,000 during the six months ended June 30, 2001 to $1.7 million during the six months ended June 30, 2002. The increase was primarily attributable to revenues related to a sub-contract with General Dynamics that began in the fourth quarter of 2001. This initial sub-contract runs through the fourth quarter of 2002.

        PRODUCT GROSS MARGIN.    Product gross margins increased as a percentage of net product revenue from 24% during the six months ended June 30, 2001 to 40% during the six months ended June 30, 2002. The increase was due to the fact that the decrease in revenues related to low margin network deployment products was greater than the decrease in revenues related to higher margin data security products.

        LICENSE AND SERVICE GROSS MARGIN.    License and service gross margin increased as a percentage of license and service revenue from 68% during the six months ended June 30, 2001 to 74% during the six months ended June 30, 2002. This increase was primarily attributable to lower costs associated with the sub-contract with General Dynamics.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative ("S,G&A") expenses increased 35% from $3.5 million during the six months ended June 30, 2001 to $4.6 million during the six months ended June 30, 2002. The increase was primarily attributable to the additional ongoing expenses associated with the Acquisition. As a percentage of revenue, S,G&A expenses increased from 32% during the six months ended June 30, 2001 to 94% during the six months ended June 30, 2002. The percentage increase was primarily attributable to an increase in S,G&A expenses due to the Acquisition combined with a decrease in total revenues.

        RESEARCH AND DEVELOPMENT EXPENSES.    Research and development ("R&D") expenses increased 34% from $3.5 million during the six months ended June 30, 2001 to $4.7 million during the six months ended June 30, 2002. The increase was primarily attributable to the Wave development agreement that we assumed in conjunction with the Acquisition. As a percentage of revenue, R&D expenses increased from 33% during the six months ended June 30, 2001 to 95% during the six months ended June 30, 2002. The percentage increase was primarily attributable to an increase in R&D spending combined with a decrease in total revenue.

        AMORTIZATION OF INTANGIBLES.    Amortization of intangibles was $46,000 for the six-month periods ended June 30, 2001 and 2002. The amortization in both periods was related to the remaining intangible assets recorded in connection with the acquisition of Pulsar in June 1999. Intangibles related to the Acquisition were written off at December 31, 2001.

        OTHER EXPENSE, NET.    Other expense, net increased 1,830% from $27,000 during the six months ended June 30, 2002, to $521,000. The change was primarily attributed to a decrease in interest income of $65,000, an increase in interest expense of $229,000. The decrease in interest income was primarily the result of lower cash balances in interest bearing accounts and the increase in interest expense was primarily the result of increased borrowings. In addition, the Company incurred a loss of $122,000 on the sale of securities, had a gain of $174,000 on the reduction of vendor payables, discounted $195,000 principal and related accrued interest on a note receivable from a stockholder, and incurred general expenses of $57,000 related to a lease for new facilities.

        The convertible secured promissory notes issued on April 16 contain a beneficial conversion feature. When a convertible security contains a conversion price that is less than quoted trading price of a company's common stock at the date of commitment, then the difference between the conversion price and the common stock price is called a beneficial conversion feature. Emerging Issues Task Force ('EITF') Issue No. 00-27, which revises EITF Issue No. 98-5, requires both the recording of a discount to recognize the computed value of the conversion feature and amortization of the amount recorded over the term of the security.

        Of the aggregate $5,796 convertible secured promissory notes issued, the Company allocated approximately $2,644 to the value of the warrants and the remaining $3,152 to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro-rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $326 for the period ended June 30, 2002.

        In connection with issuances of the April 16 convertible secured promissory notes and warrants, the Company incurred approximately $741 of debt issuance costs comprised of legal and professional fees, in addition to $183 in value calculated for the 110,000 warrants issued to the underwriter in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $42 for the period ended June 30, 2002.

        INCOME TAXES.    Tax expense for the six months ended June 30, 2001 was zero as compared to $2,000 for the six months ended June 30, 2002. The tax expense for the six months ended June 30, 2002, related to minimum franchise taxes for the State of California.

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

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2002, we had deficit working capital of $7.6 million and we incurred a net loss of $7.7 million for the six months then ended. We expect to continue to incur additional losses during the remainder of 2002. Given the June 30, 2002 cash balance and the projected operating cash requirements, we anticipate that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2002. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under the accounts receivable financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under the accounts receivable financing or through additional financings of debt and/or equity, we will not have adequate resources to fund our operations. During the past quarter, we incurred defaults under both our accounts receivable financing and the long-term convertible notes. We obtained waivers for our accounts receivable financing through March 31, 2002 and for the long-term convertible notes through January 1, 2003. However, there is no guarantee the lenders will continue to waive defaults in the future, should they occur, and the lenders may declare amounts owed by us due and payable. Subsequent to March 31, 2002, we remained in default under the accounts receivable financing and have not obtained a waiver of such default. We do not expect future fixed obligations to be paid from operations and intend to satisfy fixed obligations from additional financings, use of the accounts receivable financing, extending vendor payments, selling investments and issuing stock as payment on obligations.

        Cash used in operations increased by $6.3 million during the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Cash used in operations for the six months ended June 30, 2002 was $7.2 million compared to cash provided by operations during the six months ended June 30, 2001 of $961,000. The increase in cash used in operations was primarily attributable to an increase of the net loss and a larger reduction of accounts payable. The increased uses of cash were partially offset by larger reductions of accounts receivable and prepaid expenses and a larger increase in accrued liabilities. At June 30, 2002 the balance in accounts receivable was $2.3 million and the balance in accounts payable was $5.8 million, of which approximately $4.1 million has aged 90 days or more. As a result, significant reductions in accounts receivable will not be available to provide us with cash to meet our future cash needs and we will need to continue using cash to reduce accounts payable.

        Cash provided by investing activities increased by $1.1 million during the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Cash provided by investing activities for the six months ended June 30, 2002 was $1.1 million compared to cash used in investing activities during the six months ended June 30, 2001 of $47,000. The increase in cash provided by investing activities was attributable to proceeds from the sale of trading securities of $1.1 million. The market value of trading securities held at June 30, 2002 is approximately $118,000. We anticipate that these trading securities will all be sold prior to December 31, 2002 and will no longer be available to provide us with additional cash to meet our future cash needs.

        Cash used in financing activities increased by $4.2 million during the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Cash provided by financing activities for the six months ended June 30, 2002 was $3.4 million compared to cash used in financing activities during the six months ended June 30, 2001 of $834,000. The increase in cash provided by financing activities was primarily attributable to the exchange of debt for common stock and the repayment of principal note receivable from stockholder offset by payments on notes payable.

        We have experienced net losses and negative cash flows for the last several years, and as of June 30, 2002, had an accumulated deficit of $107.3 million. We have financed our past operations principally through the issuance of common stock in a public offering and the issuance of convertible debt. The net proceeds from our public offering were approximately $35.3 million, the proceeds from the issuance of convertible debt in December 2001 were $2.5 million, and the issuance of secured convertible promissory notes on April 16, 2002 together with the pre-payment of a note receivable raised an additional $5.0 million.

        On July 31, 2001, Chase Manhattan Bank ("Chase") advanced to our co-chairman, Mr. Winkler, $1.0 million that Mr. Winkler advanced to BIZ for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1.0 million demand note with Chase and BIZ executed a $1.0 million demand note due September 15, 2001 with J.A.W. Financial, L.P. ("JAW"), an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, we made a principal payment of $30,000, paid accrued interest, and executed a new promissory note to JAW for $970,000. The terms of the promissory note call for interest of prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160,000 and one final payment on April 15, 2002 in the amount of $170,000. The promissory note provided Chase a security interest in the shares in Wave owned by us and, subject to Chase's loan security guidelines, including the rights to proceeds from any sales of those shares. The loan was paid in full on March 8, 2002, ahead of the scheduled maturity.

        During October 2001 and November 2001, both the Company and its wholly owned subsidiary, Pulsar, entered into separate financing agreements with WFBC, which provides for the factoring of accounts receivable. The agreements contain no limit on the dollar volume of receivable financing, but provides for WFBC's approval of credit limits for non-government customers. The discount rate charged is 1.25% of the gross receivable, which may be increased by .0625% per day for accounts that do not pay within thirty days of the receivable purchase. At the time of purchase, terms call for WFBC to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the discount and any other charges. The agreement contains loan covenants and requires minimum quarterly fees and discounts totaling $63,000. In July 2002, the Company signed amendments to the financing agreements, which increases the discount rate charged to 1.95% of the gross receivable. This rate may be further increased by .063% per day for each additional day past thirty days until the account is paid in full. The minimum quarterly fees and discounts have also been reduced to $15,000. All other terms and conditions remain. The Company received a waiver from WFBC through March 31, 2002. Since March 31, 2002, the Company has continued to be in default, has not requested a waiver from WFBC and WFBC continues to factor Company receivables. The balance due WFBC is guaranteed by Kris Shah and Marvin Winkler, the Company's co-chairmen and co-chief executive officers.

        In December 2001, our co-chairmen each purchased a $375,000 Note in a total private placement of $2.5 million of such Notes. The Notes were intended to convert into a subsequent financing, which is described below. In connection with the issuance of the Notes we incurred approximately $25,000 of issuance costs, which primarily consisted of legal and other professional fees, and which are to be paid upon completion of the subsequent financing described below. All Notes mature December 17, 2004; bear interest at a rate of 8% per annum, which will be paid quarterly in cash or rolled into the subsequent financing described below; upon a financing of $5.0 million or more in equity or convertible securities in a private placement to institutional investors, the Notes are convertible into such financing on the same terms and conditions; at the election of the holders, Notes are convertible into common stock at a conversion price of $3.60 per share, subject to adjustment under certain conditions. In April 2002, the Notes of our co-chairmen were amended to provide that their Notes can only be converted into a subsequent financing if the financing is for $5.0 million or more in equity or convertible securities in a private placement to institutional investors at a conversion price that represents at least 75% of the trading price of our stock and extended their term to December 31, 2005. After December 11, 2003, we may call for mandatory conversion of the Notes prior to maturity if our common shares trade at or above 300% of the conversion price with average volume of 200,000 shares per day for 20 consecutive trading days. As of June 30, 2002, we were in violation of certain provisions of the Notes pertaining to: (i) payment of debts and obligations as they come due; and (ii) violation of provisions within the WFBC agreements. We requested and received a waiver for these violations through January 1, 2003. (See notes to consolidated financial statements). On April 16, 2002, we closed a financing whereby, with the exception of Mr. Winkler and Mr. Shah, the noteholders exchanged their Notes into 10% secured convertible promissory notes convertible at $1.00 per share, with detachable warrants. We issued a total of 3,477,666 warrants in the offering. In June 2002 Mr. Shah and Mr. Winkler exchanged their Notes together with accrued interest into 299,709 and

299,510 shares, respectively, of our common stock based upon an exchange price of $1.30 per common share, which represented a premium above the trading price of our common stock.

        On April 16, 2002, we raised $5,000,000 through the issuance of $4,000,000 in 10% secured convertible promissory notes, $653,000 in unsecured non-convertible promissory notes ($153,000 held by co-chairman Mr. Shah and $500,000 held by co-chairman Mr. Winkler) and the pre-payment of a $500,000 note due from Kris Shah, less a discount of $153,000 (see note 6). The discount was based upon a present value using the rate of 20% for early payment and is being charged against earnings in the current quarter. In connection with the issuance of the secured convertible promissory notes the Company incurred approximately $626,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. All promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash, or at our discretion, in common shares based upon the trailing thirty (30) day average prior to the interest due date; and the $4,000,000 secured convertible promissory notes are convertible, in whole or in part, at the option of the holder into an aggregate of approximately 4,000,000 shares of our common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the secured convertible promissory notes have detachable warrants exercisable for three years to purchase up to an additional 2,400,000 shares at $1.30 per share. In conjunction with the April 16 closing of the 10% secured convertible promissory notes, $1,750,000 of principal and $46,000 of accrued interest of the Notes were exchanged for the 10% secured convertible promissory notes and detachable warrants to purchase 1,078,000 shares at $1.30 per share. The secured convertible promissory notes automatically convert prior to maturity if our common shares trade at or above $3.00 per share with average volume of 100,000 shares per day for 20 consecutive trading days. We are subject to restrictive covenants related to the secured convertible and unsecured non-convertible promissory notes that prevent us from pledging intellectual property as collateral. In June 2002 Mr. Shah and Mr. Winkler exchanged their unsecured non-convertible promissory notes together with accrued interest for 119,379 and 390,705 shares, respectively, of our common stock based upon an exchange price of $1.30 per common share, which represented a premium above the trading price of our common stock.

        Over the past three years, we have spent substantial sums on research and development ("R&D") activities. During that time period, we incurred substantial losses from continuing operations. As a result of these and other changes, we currently have a deficiency in working capital and an accumulated deficit. While we believe the R&D expenditures created significant future revenue producing opportunities, some of the related products are just entering production. We are currently involved in sales pursuits relative to these products that, if successful, will generate significant revenues. However, unless we receive orders for these new products and receive significant financing, we can no longer support the current level of research and development activity. While we have reduced our staffing levels, if sales fail to materialize, we will need to further reduce expenses through additional reductions in staff.

        The combination of reduced accounts receivable financing availability and the primary vendors of our network deployment business being unwilling to sell additional product to us on open account because of significant past due amounts caused a substantial reduction in the sales and related cost of sales during the year ended December 31, 2001, as well as the quarter ended June 30, 2002, which in turn reduced cash flow. The reduced cash flow impaired our ability to meet vendor commitments as they became due.

        In October 2000, we signed a development agreement with Wave for the integration of EMBASSY based systems with set-top box master reference designs of Broadcom Corporation. Wave owns approximately 15% of our issued and outstanding common stock. The development agreement was amended in May 2001. Under this agreement, as amended, we are required to pay Wave $278,000 per month beginning June 1, 2001 through December 1, 2002 for work to be performed, for a total of $5.0 million. Should we not make the required monthly payments, Wave may request payment in the form of common stock. Under the terms of the agreement, if the default notices are not cured within 30 days of written notice, the unpaid installment converts the obligation for delinquent installments from a cash obligation into a stock acquisition right ("SAR"). A SAR gives Wave the right to acquire a number of fully paid, non-assessable shares of our common stock determined by dividing the fair market value (the average closing price of our common stock for the ten trading-day period prior to the date of exercise) of a share of our common stock on the date of exercise of the SAR into the aggregate portion of the installment payments declared to be in default and such default was not cured. To date, Wave has made no request for issuance of stock. Further, to conserve cash we do not intend to pay in cash the monthly billings due under the agreement. In January 2002, we gave written notice to suspend the work under the agreement along with the related billings. We have initiated discussions to terminate the agreement and return certain exclusive rights held by us under the agreement. We have reserved 1,150,000 shares of common stock for issuance under the agreement.

        In November 2000, we executed an Alliance Agreement with EDS for the marketing of our products to EDS customers ("Alliance"). The Alliance calls for a joint working relationship between the two companies, is non-exclusive and has a term of ten years. In February 2001, EDS and we executed an engagement letter for EDS to provide certain information technology and consulting services for both our organizational structure and for a specific customer project. Under these engagements, EDS billed $1.2 million, which has been fully paid as of June 30, 2002. On August 27, 2001, EDS and we executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers ("Pulsar Agreement"). Under the Pulsar Agreement, as of June 30, 2002, $1.5 million remained outstanding and unpaid to EDS for purchases of hardware and software. EDS and we executed a Master Services Agreement dated as of November 14, 2001 ("MSA") whereby beginning December 1, 2001 and ending December 31, 2006, we and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a Trust Assurance Network ("TAN"). The MSA task order 001 ("Task Order") requires that we pay a monthly fee of $44,000 for account, test and lab management services beginning January 1, 2002. The obligations for these services can be terminated beginning January 1, 2003 by giving 90 days prior written notice and payment of $400,000, or beginning January 1, 2004 by giving 90 days prior written notice and payment of $200,000. Further, the Task Order provides for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45,000 payable October 1, 2002. Once installation of the production environment TAN is complete, EDS agrees to host the TAN in exchange for a monthly service fee of $59,000 for 36 months and $60,000 per month for the remaining months of the MSA. We may delay implementation of the TAN by paying a fee of $200,000 prior to January 31, 2003. We may terminate the Task Order without cause by paying $400,000 after January 1, 2004 and providing 90 days prior written notice. If we are unable to obtain intellectual property rights or licensing consents that may be required, if any, prior to January 1, 2003, and the parties determine there are no software alternatives, then after giving 90 days prior written notice we may terminate the Task Order by paying $450,000.

        We arranged for the lease of two buildings approximating 63,000 square feet that were under construction. In August 2002 our co-chairman, Mr. Shah, surrendered his 25% ownership interest in the entity that owns the two buildings. The leases have an aggregate monthly rental totaling approximately $115,000, plus common area costs for seven years. On one building totaling approximately 23,000 square feet, we sublet one half of the building on terms and conditions matching the underlying lease. The sublease is with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it has not made any monthly rent payment and accordingly is currently delinquent on its rent payments to us. The landlord initiated proceedings to recover possession of the buildings. We therefore surrendered possession of both buildings and are in negotiations with the landlord regarding obligations under the leases. During the year ended December 31, 2001, based upon certain assumptions we accrued $2.2 million as an estimate for anticipated costs relative to the disposition of the buildings. Our ultimate liability will be determined when a final agreement is reached with the landlord. The amount accrued but unpaid at June 30, 2002, is classified as accounts payable in the amount of $225,000 and remaining accrued rent obligation was $1,864,000.

        Our significant fixed commitments with respect to leases and inventory purchases as of August 13, 2002 are as follows:

	Payments for the Year Ended December 31,
	TOTAL	2002	2003 & 2004	2005 & 2006	2007 & after
Contractual Obligations Convertible Notes	$6,251,900	$0	$455,790	$5,796,110	$0
Operating Leases	11,941,690	1,653,340	3,786,370	3,696,410	2,805,570
Unconditional Purchase Obligations	8,715,620	4,352,780	2,303,160	2,059,680	0

Total Contractual Cash Obligations	$26,909210	$6,006,120	$6,545,320	$11,552,200	$2,805,570

        With our deficit working capital position, we will not be able to meet existing obligations as they become due. We will use receivables and investments to generate liquidity and are in negotiations with vendors for extended terms on current obligations. We are also in discussions with investors regarding additional capital investment.

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

  •
  technological advances;

  •
  competitors' responses to our products and services;

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

  •
  Additional Convertible Debt. Depending upon the market conditions, we may issue an additional debt instrument. The types of instruments available in the market would likely contain a provision for the issuance of warrants and may also be convertible into equity. On April 16, 2002, we raised $5.0 million through the issuance of $4.0 million in 10% secured convertible promissory notes in exchange for cash; $652,776 in secured non-convertible promissory notes ($152,776 held by co-chairman Mr. Shah and $500,000 held by co-chairman Mr. Winkler) and the pre-payment of a $500,000 note due from Mr. Shah, less a discount of $152,776. The discount was based upon a present value using an annual rate of 20% for early payment and is being charged against earnings during the current quarter. In addition, we also exchanged $1.8 million in existing debt for 10% secured convertible promissory notes to replace such debt. In connection with the issuance of the secured convertible promissory notes, we incurred approximately $390,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash or, at our discretion should we need to conserve cash, in common shares based upon the trailing 30-day average closing price of our common stock prior to the interest due date; and approximately $5.8 million of convertible promissory notes are convertible in whole or in part, at the option of the holder into an aggregate of approximately 5,800,000 shares of our common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the convertible promissory notes have detachable warrants exercisable for three years to purchase an aggregate of 3,477,666 shares of common stock at the initial exercise price of $1.30 per share. The principal balances of the convertible notes, and at our option, any accrued and unpaid interest, automatically will convert into common stock prior to maturity if our common shares trade at or above $3.00 per share with average volume of 100,000 shares per day for 20 consecutive trading days and the registration statement that we file to cover the resale of the shares underlying the convertible promissory notes and warrants is effective each day during the 20 trading day period. We are not subject to restrictive covenants related to the secured convertible or non-convertible promissory notes, other than not being allowed to pledge intellectual property as collateral.

  •
  Off Balance Sheet Financing. Our operations are not relatively capital intensive. However, should we need to add equipment or decide to expand our facilities, we may use an operating lease transaction to acquire the use of capital assets. An operating lease would not appear on our balance sheet and would be charged as an expense as payments accrue.

  •
  Financing of Receivables. We will finance receivables in conjunction with the WFBC agreement to generate cash. In the past we incurred defaults under the WFBC line for late payments to vendors, for which we received waivers that range from January 31, 2002 through March 31, 2002. We are in default and anticipate defaults in the future, and we may not receive the required waivers and may not have funds available under the line.

  •
  Sale of Investments. We will sell investments to generate cash. The market value of trading securities was $118,000 at June 30, 2002. Since that date, we have not generated any funds through the sales of securities.

  •
  Negotiate with Vendors. We are negotiating with vendors regarding payment of existing accounts payable over extended terms of up to 48 months. We have reached a verbal agreement with a number of vendors and are working with remaining vendors. We previously executed term out agreements with a number of vendors that must now be further extended.

  •
  Deferral of Cash Payments. We may defer cash payments through suspension of certain development projects.

  •
  Issuance of Stock as Payment for Existing and Future Obligations. We anticipate paying portions of accrued liabilities as of June 30, 2002 through the future issuances of common stock to Wave.

  •
  Issuance of Stock to Pay Interest. On July 1, 2002 we issued 105,861 shares as payment of interest due for the three months ended June 30, 2002. We may issue additional stock in the future to pay interest on long-term debt.

  •
  Reductions in Work Force. We have already reduced our work force and decreased the cash compensation paid to the remaining workforce. The Company may be forced to make similar reductions in the future if sales plans are not realized as projected.

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

        Based upon forecast sales and expense levels, we currently anticipate that existing cash, cash equivalents, investments, term out arrangements with vendors and the current availability under our WFBC factoring agreements will not be sufficient to satisfy our contemplated cash requirements for the next twelve months. However, our forecast is based upon certain assumptions, which may differ than actual future outcomes. We have incurred defaults under our financing agreements in the past. If we incur a default in the future under our accounts receivable line of credit or other financing instruments, we may not be able to draw funds, thereby affecting our ability to fund operations. At this time we are currently in default and anticipate that we will continue to be in default unless we are able to raise sufficient capital to pay debts and obligations as they become due. Additionally, without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses. Subsequent to June 30, 2002 we further reduced our workforce and reduced the cash compensation of remaining employees. We are in discussions with several sources regarding additional capital investment on the same or similar terms and conditions.

RISK FACTORS

Risks Related to our Business

  We have a history of losses and may incur future losses

        We may not become profitable or significantly increase our revenue. We incurred net losses of $41.4 million, $53.2 million and $7.7 million for the years 2000, 2001 and the six months ended June 30, 2002, respectively. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis.

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

  We derive a substantial portion of our revenue from a small number of customers and, therefore, the loss of even one of these customers could significantly and negatively impact our operating results

        We depend on a limited number of customers for a substantial portion of our revenue and many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from these customers. During the twelve month period ended December 31, 2000, we derived 42% of our consolidated revenue from one customer and during the twelve month period ended December 31, 2001, we derived 20% of our consolidated net revenue from one customer. During the three months ended June 30, 2002, we derived 21% of our consolidated net revenue from one customer. During the six months ended June 30, 2002, we derived 51% of our consolidated net revenue from three customers.

  Our auditors' opinion could adversely affect our stock price

        The independent auditors' report for fiscal year 2001 indicated there is substantial doubt about our ability to continue as a going concern. This may adversely affect our stock price and prevent us from obtaining funding.

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

  •
  a third party may develop or enable others to develop a solution to digital communication security issues similar to the SSP Solution Suite™thereby eroding our market share; and

  •
  dependence on the patent protection of third parties may not afford us any control over the protection of the technologies we rely on, and, thus, if the patent protection of any of these third parties were compromised, our ability to compete in the market would also be impaired.

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

  Should our stated stockholders' equity fall below $10 million or our stock price trade below $1.00 we may be de-listed by The NASDAQ National Market

        The listing requirements of The NASDAQ National Market require a company to maintain a minimum net stockholders' equity and a minimum trading price. At June 30, 2002 our stockholders' equity was $18.0 million and on August 13, 2002, the closing sale price of a share of our common stock was $1.50. Should our stockholders' equity be decreased by further losses or should our stock price fall below $1.00, NASDAQ may take steps to de-list our stock from The NASDAQ National Market.

  Recently issued securities contain "full ratchet" anti-dilution provisions, which could cause large numbers of shares of our common stock to be issued in the future

        Convertible notes issued by us in December 2001 and April 2002 contain "full ratchet" anti-dilution provisions, and we are currently seeking to raise additional capital on similar terms. This means that if we issue common stock or securities convertible into or exercisable for common stock at an effective price less than the conversion price, the conversion price of the notes is automatically reduced to the effective price of the newly issued securities. While we have no current plans to do so, future market conditions and cash needs may require us to issue securities at a lower price. If we do so, the new, lower effective conversion price of the convertible notes would cause even more shares of our common stock to be issuable, creating the possibility of significant dilution of our earnings per share.

  The non-cash interest expense required by the detachable warrants and beneficial conversion features of our April 16 financing may adversely affect our stock price

        The secured convertible promissory notes issued by us in April 2002 contained detachable warrants and a conversion price feature that was below the market price of our stock at the commitment date for the notes. Under accounting guidelines we were required to record a substantial non-cash charge as interest expense with an offsetting increase to our paid in capital. While recording this entry had no affect on our stockholders' equity, the entry substantially increased our reported loss for the three month and six month periods ended June 30, 2002 and may cause a decrease in our stock price.

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

  Doing business with the federal government entails many risks, which could adversely affect us

        Sales to U.S. government agencies accounted for 72%, 34% and 36% of our consolidated revenue for the twelve month period ended December 31, 2001 and the three and six month period ended June 30, 2002, respectively. Our sales to these agencies are subject to risks, including:

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

  We depend on key management personnel

        Our success will depend largely on the continuing efforts of our executive officers and senior management. Our business may be adversely affected if the services of any of our key personnel become unavailable to us. There is a risk that these individuals will not continue to serve for any particular period of time. We do not hold key man life insurance policies on the lives of our key executives.

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

        Our ability to produce the Forté PKI card on a timely and cost-effective basis depends on the availability of a computer chip from a third-party supplier, with whom we do not expect to maintain a supply agreement

        Any inability to receive adequate supplies of Atmel Corporation's specially designed Forté microprocessor would adversely affect our ability to sell the Forté PKI card. We do not anticipate maintaining a supply agreement with Atmel for the Forté microprocessor. If Atmel were unable to deliver the Forté microprocessor for a lengthy period of time or terminated its relationship with us, we would be unable to produce the Forté PKI card until we could design a replacement computer chip for the Forté microprocessor. We anticipate this would take substantial time and resources to complete.

  There is a lawsuit pending against our wholly-owned subsidiary, Pulsar that, if resolved against Pulsar, could adversely affect our business

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

  A number of vendors have filed lawsuits to collect amounts due to them

        During the quarter several vendors filed suits against the Company related to outstanding balances. Such liabilities are included within accounts payable. The Company is working with legal counsel to address these collection suits. Should the collections suits go to judgments, there would be a material impact on the Company's financial condition and liquidity.

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

  A small number of stockholders, who include certain of our officers and directors, have the ability to control stockholder votes

        Kris Shah, Marvin Winkler, their affiliates and certain family members own, in the aggregate, approximately 64.7% of our outstanding common stock as of August 9, 2002. These stockholders, if acting together, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

  We currently do not meet NASDAQ Audit Committee and independent director requirements

        During the quarter, an independent director resigned. With increasing costs of director's and officer's insurance coverage and related increased deductibles, and the increased exposures imposed by the recent Sarbanes-Oxley Act, we may not be able to attract qualified outside directors. This would prevent us from satisfying the NASDAQ requirements and potentially cause a de-listing of our common stock.

  Recent reductions in workforce may prevent us from obtaining new projects

        While the reductions will assist with current cashflow, we may not be able to pursue new projects that could lead to significant long-term revenue opportunities. These reductions may also cause us to fall behind schedule on existing projects.

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

  Recently issued FASB statements require us to evaluate the fair values of intangible assets and goodwill that we acquired in the Acquisition that could result in significant charges to our earnings and may adversely affect the market price of our common stock

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets." The changes included in these statements require companies to perform impairment tests on goodwill and certain intangibles using a fair value approach rather than allowing companies to amortize goodwill and certain intangibles over their estimated useful lives. We are now required to evaluate periodically whether intangible assets and goodwill that we acquired in the Acquisition have fair values that meet or exceed the amounts recorded on our balance sheet. We cannot predict whether or when there will be an additional impairment charge, or the amount of such charge, if any. However, if the charge is significant, it could cause the market price of our common stock to decline. In addition, beginning in fiscal 2002, Statement 142 eliminated recurring amortization charges, which removes certain intangible assets and goodwill from our balance sheet, and such amounts will remain permanently on our balance sheet unless future evaluations require us to record impairment charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We own Class A common stock of Wave, which is classified as trading securities. Wave's Class A common stock is traded on The NASDAQ National Market and the increase or decrease in value of the stock is included in our statement of operations, together with the gain or loss on sales of the Wave shares.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are involved from time to time in routine litigation that is incidental to the business and arises in the ordinary course of business. Additionally, during the quarter a number of vendors have filed suits against the Company related to outstanding balances. The Company is working with legal counsel to address these collection suits. Should the collections suits go to judgments, there would be a material impact on the Company's financial condition and liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        As noted in Item 4 below, the Company's stockholders approved an amendment to Article VIII of the Company's amended and restated certificate of incorporation to eliminate a provision that prohibits stockholders from taking actions by written consent in lieu of a stockholders' meeting.

        April 16, 2002, the Company issued $4,000,000 in 10% secured convertible promissory notes, $653,000 in unsecured non-convertible promissory notes ($153,000 held by co-chairman Mr. Shah and $500,000 held by co-chairman Mr. Winkler) and received the pre-payment of a $500,000 note due from Mr. Shah, less a discount of $153,000, for a total of $5,000,000. Additionally, in conjunction with the April 16 closing of the 10% secured convertible promissory notes, $1,750,000 of principal and $46,000 of accrued interest of December 2001 8% notes were exchanged for the 10% secured convertible promissory notes. The terms of the remaining December 2001 8% notes, which were held by Mr. Shah and Mr. Winkler, were amended to provide that the remaining notes can only be converted into a subsequent financing if the financing is for $5.0 million or more in equity or convertible securities in a private placement to institutional investors at a conversion price that represents at least 75% of the trading price of our stock and extended their term to December 31, 2005. The proceeds of $5,000,000 from the April 16, 2002 transactions were used for working capital purposes. The securities to be issued in this financing are exempt from registration requirements under Rule 506 of Regulation D of the Securities Act of 1933.

        In June 2002 Mr. Shah and Mr. Winkler exchanged all of their notes together with accrued interest for 419,088 and 690,215 shares, respectively, of the Company's common stock based upon an exchange price of $1.30 per common share, which represented a premium above the trading price of the Company's common stock. These securities are exempt from registration requirements under Section (42) of the Securities Act of 1933.

        In June 2002, the Company issued 21,374 shares of the Company's common stock based upon an issuance price of $1.31 per share as payment of incentives due for the issuance of patents to the Company. These securities are exempt from registration requirements under Section (42) of the Securities Act of 1933.

        In June 2002, the Company issued 8,126 shares of the Company's common stock for employee purchases under the 2001 Employee Stock Purchase Plan ("ESPP"). The funds received by the Company were used for working capital.

        During the quarter, the Company issued 774 shares of the Company's common stock for exercise of stock options. The funds received by the Company were used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        On November 2, 2001, both the Company and its wholly owned subsidiary, Pulsar, entered into separate financing agreements with Wells Fargo Business Credit ("WFBC"), which provides for the factoring of accounts receivable. During the current quarter, the Company was in violation of the covenant to pay debts and obligations as they come due. We requested a waiver of this default and received a waiver through March 31, 2002. Since March 31, 2002, the Company has continued to be in default and anticipates being in default of this provision in the future unless the Company raises sufficient working capital. The Company has not requested a further waiver from WFBC, and WFBC continues to factor the Company's receivables. There are no arrearages on amounts due to WFBC.

        The balance due WFBC is guaranteed by Kris Shah and Marvin Winkler, the Company's co-chairmen and co-chief executive officers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following proposals and matters were submitted to the annual meeting of stockholders of SSP Solutions, Inc. held at the Irvine Residence Inn, 2855 Main Street, Irvine, California 92614, on June 27, 2002:

  (1)
  to elect one Class III director to our board of directors;

  (2)
  to approve an amendment to our amended and restated certificate of incorporation to eliminate a provision that prohibits holders of our common stock from taking action by written consent without a meeting of stockholders;

  (3)
  to ratify and approve the issuance of securities in certain financing transactions;

  (4)
  to ratify the appointment of KPMG LLP as our independent auditors for fiscal year ending December 31, 2002; and

  (5)
  to transact such other business as may properly come before the meeting or any adjournments and postponements thereof.

        The following are the results to each items 1-5 listed above:

    (1)
    Proposal 1.    There were 19,387,930 votes for Proposal 1 and 34,521 against. Kris Shah was elected a Class III director and will serve on the Company's board until the 2005 annual stockholders' meeting.
    Messrs. Amber and Block continue to serve on the board and their term will expire at the Company's 2003 annual stockholders' meeting. Mr. Winkler continues to serve of the board with an expiration of his term at the 2004 annual stockholders' meeting. Mr. Medeiros resigned from the board of directors on June 14, 2002 due to the pressing needs and demands of his current position as president and chief executive officer of Philips Components.

    (2)
    Proposal 2.    There were 16,791,526 votes for Proposal 2 and 167,817 against, 10,241 abstained and 2,452,767 shares were unvoted.

    (3)
    Proposal 3.    There were 16,801,228 votes for Proposal 3 and 157,014 against, 11,442 abstained and 2,452,767 shares were unvoted.

    (4)
    Proposal 4.    There were 19,394,834 votes for Proposal 4 and 16,540 against, and 11,077 abstained.

    (5)
    Item 5.    No other matters were presented at the meeting.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.37	Amendment Number 1 to OEM Agreement between Control Break International Corp. and SSP Solutions, Inc.
10.38	Contribution Agreement dated May 3, 2002 between Venetian Casino Resort, LLC and SSP Gaming, LLC.
10.39	Form of Warrant to Purchase 110,00 Shares of Common Stock dated April 16, 2002 issued to William Blair & Company, L.L.C.
10.40	AMENDED AND RESTATED OPERATING AGREEMENT OF SSP GAMING, LLC dated May 31, 2002 by and between Game Base of Nevada, Inc. and SSP Solutions, Inc.
10.41
Securities Purchase, Registration Rights and Security Agreement dated April 16, 2002 by and between the investors named therein and the Registrant (incorporated by reference to Exhibit 10.1 contained in Registrant's Form 8-K filed with the Commission on April 22, 2002)
10.42
Form of Secured Convertible Promissory Note dated April 16, 2002 by and between the investors named their in and the Registrant (incorporated by reference to Exhibit 10.2 contained in Registrant's Form 8-K filed with the Commission on April 22, 2002)
10.43
Form of Warrant to Purchase Common Stock dated April 16, 2002 by and between the investors named therein and the Registrant (incorporated by reference to Exhibit 10.3 contained in Registrant's Form 8-K filed with the Commission on April 22, 2002)
10.44	Promissory Note dated April 16, 2002 by the Registrant in favor of Kris Shah (incorporated by reference to Exhibit 10.4 contained in Registrant's Form 8-K filed with the Commission on April 22, 2002)
10.45
Promissory Note dated April 16, 2002 by the Registrant in favor of Marvin Winkler (incorporated by reference to Exhibit 10.5 contained in Registrant's Form 8-K filed with the Commission on April 22, 2002)
99.1	Certification of co-chief executive officers and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

        On April 22, 2002 the Company filed a report on Form 8-K relative to issuance on April 16, 2002 of Secured Convertible Promissory Notes due December 31, 2005.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	SSP SOLUTIONS, INC.
	By	/s/ MARVIN J. WINKLER Marvin J. Winkler Co-Chairman of the Board of Directors, Director and Co-Chief Executive Officer (Principal Executive Officer)
	By	/s/ KRIS SHAH Kris Shah Co-Chairman of the Board of Directors, Director and Co-Chief Executive Officer (Principal Executive Officer)
	By	/s/ THOMAS E. SCHIFF Thomas E. Schiff Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By	/s/ SHANE J. BROPHY Shane J. Brophy Vice President Finance (Principal Accounting Officer)

Index To Exhibits

10.37	Amendment Number 1 to OEM Agreement between Control Break International Corp. and SSP Solutions, Inc.
10.38	Contribution Agreement dated May 3, 2002 between Venetian Casino Resort, LLC and SSP Gaming, LLC.
10.39	Form of Warrant to Purchase 110,00 Shares of Common Stock dated April 16, 2002 issued to William Blair & Company, L.L.C.
10.40	AMENDED AND RESTATED OPERATING AGREEMENT OF SSP GAMING, LLC dated May 31, 2002 by and between Game Base of Nevada, Inc. and SSP Solutions, Inc..
10.41
Securities Purchase, Registration Rights and Security Agreement dated April 16, 2002 by and between the investors named therein and the Registrant (incorporated by reference to Exhibit 10.1 contained in Registrant's Form-8K filed with the Commission on April 22, 2002)
10.42
Form of Secured Convertible Promissory Note dated April 16, 2002 by and between the investors named their in and the Registrant (incorporated by reference to Exhibit 10.2 contained in Registrant's Form-8K filed with the Commission on April 22, 2002)
10.43
Form of Warrant to Purchase Common Stock dated April 16, 2002 by and between the investors named therein and the Registrant (incorporated by reference to Exhibit 10.3 contained in Registrant's Form-8K filed with the Commission on April 22, 2002)
10.44	Promissory Note dated April 16, 2002 by the Registrant in favor of Kris Shah (incorporated by reference to Exhibit 10.4 contained in Registrant's Form-8K filed with the Commission on April 22, 2002)
10.45
Promissory Note dated April 16, 2002 by the Registrant in favor of Marvin Winkler (incorporated by reference to Exhibit 10.5 contained in Registrant's Form-8K filed with the Commission on April 22, 2002)
99.1	Certification of co-chief executive officers and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS SSP SOLUTIONS, INC. INDEX
SSP SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
SSP SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
SSP SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
SSP SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001 AND 2002 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
PART II. OTHER INFORMATION
SIGNATURES
Index To Exhibits