Form 10-Q
period 2002-09-30
SSP SOLUTIONS INC
filed 2002-11-15
CIK 1078717

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002,
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-26227

SSP SOLUTIONS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0757190
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S EMPLOYER IDENTIFICATION NO.)

17861 CARTWRIGHT ROAD, IRVINE, CALIFORNIA 92614
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(949) 851-1085
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 13, 2002, the registrant had 24,600,830 shares of common stock outstanding.

TABLE OF CONTENTS
SSP SOLUTIONS, INC.
INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SSP SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31, 2001	SEPTEMBER 30, 2002
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,257	$619
Investment in trading securities	1,360	120
Accounts receivable (net of allowance for doubtful accounts of $254 and $244 as of December 31, 2001 and September 30, 2002, respectively)	4,358	1,590
Inventories	436	338
Prepaid expenses	601	262
Other current assets	401	427

Total current assets	10,413	3,356
Property and equipment, net	361	108
Other assets	28	649
Goodwill	25,930	25,930
Other intangibles, net	691	622

	$37,423	$30,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,695	$456
Accounts payable	9,495	6,235
Accrued liabilities	3,343	1,329
Note payable to related party	392	—
Deferred revenue	203	238
Accrued rent	1,064	314

Total current liabilities	16,192	8,572
Long-term debt, less current installments, net of unamortized debt issuance costs	2,500	1,158
Deferred revenue	46	—
Accrued rent	1,107	987

Total liabilities	19,845	10,717

Commitments & contingencies (Notes 8 & 11)
Stockholders' equity:
Preferred stock, $.01 par value; Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized 100,000,000 shares; issued and outstanding 20,630,754 and 23,511,243 and shares at December 31, 2001 and September 30, 2002, respectively	206	235
Additional paid-in capital	118,608	127,802
Note receivable from stockholder	(500)	—
Deferred compensation	(1,193)	(375)
Accumulated deficit	(99,543)	(107,714)

Total stockholders' equity	17,578	19,948

	$37,423	$30,665

See accompanying notes to condensed consolidated financial statements.

SSP SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2001	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001	SEPTEMBER 30, 2002
Revenues:
Product	$4,693	$3,273	$14,732	$6,502
License and service	462	659	1,251	2,395

Total revenues	5,155	3,932	15,983	8,897
Cost of sales:
Product	4,007	1,256	11,689	3,200
License and service	126	182	376	643

Total cost of sales	4,133	1,438	12,065	3,843
Gross margin	1,022	2,494	3,918	5,054
Operating Expenses:
Selling, general and administrative	1,775	1,736	5,229	6,378
Research and development	1,625	1,124	4,317	4,178
Research and development — Wave Systems Corp.	278	(625)	1,111	1,041
Amortization of intangibles	181	23	228	69
In-process research and development	3,300	—	3,300	—

Total operating expenses	7,159	2,258	14,185	11,666

Operating income (loss)	(6,137)	236	(10,267)	(6,612)
Non-operating Expenses:
Realized loss (gain) on trading securities	1,127	(2)	1,127	120
Interest expense, net	38	170	66	487
Non-cash interest and financing expense (Note 4)	—	441	—	808
Other expense, net	2	57	2	141

Total non-operating expenses	1,167	666	1,195	1,556
Loss before income taxes	(7,304)	(430)	(11,462)	(8,168)
Provision for income taxes	51	—	54	2

Net loss	$(7,355)	$(430)	$(11,516)	$(8,170)

Net loss per share—basic and diluted	$(0.52)	$(0.02)	$(1.02)	$(0.39)

Shares used in per share computations—basic and diluted	14,218	21,909	11,238	21,084

See accompanying notes to condensed consolidated financial statements.

SSP SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30, 2001	SEPTEMBER 30, 2002
Cash flows from operating activities:
Net loss	$(11,516)	$(8,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for losses on receivables	240	244
Depreciation and amortization	745	330
Discount on note receivable from stockholder		153
In process research and development	3,300	—
Non-cash interest and financing expense	—	716
Gain on vendor settlements	—	(270)
Revision of estimated liability	—	(463)
Gain on a settlement of Wave Systems Corp. contract	—	(1,181)
Deferred compensation	42	241
Realized loss on trading securities	1,127	120
Changes in assets and liabilities:
Accounts receivable	888	2,524
Inventories	(297)	98
Prepaid expenses	(288)	340
Other current assets	(699)	(26)
Other assets	256	(439)
Accounts payable	5,477	(2,363)
Accrued liabilities	333	2,255
Accrued rent	—	(871)
Deferred revenue	(156)	(10)

Net cash used in operating activities	(548)	(6,772)
Cash flows used in investing activities:
Purchases of property and equipment	(52)	(8)
Net cash paid for merger with BIZ Interactive Zone, Inc.	(590)	—
Proceeds from sale of trading securities	107	1,120

Net cash provided by (used in) investing activities	(535)	1,112

Cash flows from financing activities:
Stock options exercised and employee stock purchases	3	83
Stock issued for services	—	28
Borrowings on revolving note payable	13,988	1,902
Proceeds from insurance financing	25	—
Proceeds from issuance of debt	—	4,000
Repayment of insurance financing	(377)	(173)
Principal payments on revolving note payable and long-term notes payable to bank	(15,482)	(3,426)
Repayment of note receivable from related party	—	347
Issuance of common stock	—	653
Principal payments on note payable to related party	—	(392)

Net cash provided by (used in) financing activities	(1,843)	3,022

Net decrease in cash	(2,926)	(2,638)
Cash and cash equivalents at beginning of period	$4,120	$3,257

Cash and cash equivalents at end of period	$1,194	$619

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$198	$135
Income taxes	$2	$—
Supplemental disclosures of non-cash investing and financing activities:
Merger costs	(750)	—
Fair value of net assets	3,231	—
Fair value of net liabilities	(3,047)	—
Goodwill and other intangible assets	61,182	—
In-process research and development	3,300	—
Deferred compensation	29	—

Market value of common stock issued and options and warrants assumed related to merger with BIZ	63,945	—
Settlement of Wave Systems Corp. contract		—
Issuance of debt	—	270
Exchange of debt for common stock	—	2,160
Debt issuance costs in exchange for warrants	—	183
Debt issuance discount	—	5,796
Conversion of accrued interest to common stock	—	194

See accompanying notes to condensed consolidated financial statements.

SSP SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTMEBER 30, 2001 AND 2002
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)    GENERAL INFORMATION:

Condensed Consolidated Financial Statements

        In the opinion of SSP Solutions, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002; the results of operations for the three and nine months ended September 30, 2001 and 2002; and the statements of cash flows for the nine months ended September 30, 2001 and 2002. Interim results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001, included in the Company's Form 10-K/A, filed in April 2002.

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

Liquidity and Capital Resources

        At September 30, 2002, the Company had a working capital deficit of $5,216 and had incurred a loss from operations for the nine months then ended of $6,612. The Company expects to continue to incur additional losses during the remainder of 2002. Given the September 30, 2002 cash balance and the projected operating cash requirements, the Company anticipates that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2002. The Company will require additional funding. The Company's cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under the accounts receivable financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under the accounts receivable financing or through additional financings of debt and/or equity, the Company will not have adequate resources to fund its operations.

        During the last three quarters, the Company incurred technical defaults under its accounts receivable financing arrangement with Wells Fargo Business Credit, Inc. ("WFBC") and therefore under its long-term convertible notes. The Company obtained waivers for its accounts receivable financing for defaults through March 31, 2002 and for the long-term convertible notes through January 1, 2003. Subsequent to March 31, 2002, the Company remained in default under its accounts receivable financing with WFBC and did not obtained a waiver of such default. As of September 30, 2002, the Company had no net outstanding balances due to WFBC.

        In October 2002, the Company terminated its remaining agreement with WFBC. The Company entered into a new agreement with Bay View Funding ("BVF") for the financing of accounts receivable, effective October 18, 2002. Further details are provided within the Subsequent Event disclosure in Note 12. The Company does not expect future fixed obligations to be paid from operations and intends to satisfy fixed obligations from additional financings, use of the accounts receivable financing, extending vendor payments, selling investments and issuing stock or securities as payment on obligations.

        The Company's current financial condition is the result of several factors including the following:

  •
  Operating results in 2001 and first nine months of 2002 were below expectations.

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

  •
  Reduced credit line availability and the unwillingness of vendors to sell additional products to the Company on account had a significant adverse impact on the sales volume of the Company's Pulsar Data Systems, Inc. ("Pulsar") subsidiary in 2001 and the first nine months of 2002 and will continue to adversely impact sales volume for the remainder of 2002.

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

        In addition to the Company's current working capital deficit situation, current operating plans show a shortfall of cash for the remainder of 2002. The Company intends to mitigate its position through one or more of the following:

  •
  Additional equity capital—The Company will seek additional equity capital, which will most likely require the issuance of warrants causing additional dilution to current stockholders. In addition, providers of new equity capital may require other concessions.

  •
  Additional convertible debt—Depending upon market conditions, the Company may issue additional debt instruments. The types of instruments demanded by the market would likely contain a provision for the issuance of warrants and may also be convertible into equity. On April 16, 2002, the Company completed a private placement of $5,000 through the issuance of $4,000 in 10% secured convertible promissory notes, $653 in secured non-convertible promissory notes ($153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note due from Kris Shah, less a discount of $153. In June 2002, Mr. Shah and Mr. Winkler cancelled both their April 16 notes and their December 2001 notes in consideration for the issuance to them of an aggregate of 1,109 shares of common stock at the above-market price of $1.30 per share. This conversion reduced notes payable together with accrued interest by $1,442 and added the same amount to stockholders' equity.

  •
  Off-balance sheet financing—The Company's operations are not relatively capital intensive. However, should the Company need to add equipment or decide to expand the facilities, the Company may use an operating lease transaction to acquire the use of capital assets. An operating lease would not appear on the Company's balance sheet and would be charged as an expense as payments accrue. The Company plans to use third party equity financing for a subsidiary whereby the subsidiary would become less than wholly owned.

  •
  Receivables financing—Effective in October 2002, the Company executed a new factoring agreement with Bay View Funding ("BVF") for the financing of the Company's accounts receivable. The Company also terminated its remaining agreement with Wells Fargo Business Credit ("WFBC"). The Company plans to continue to finance receivables in conjunction with its BVF agreement to generate cash.

  •
  Liquidate investments—The Company will sell investments to generate cash. The market value of trading securities at September 30, 2002 was $120. During the nine months ended September 30, 2002, the Company generated $1,120 through the sales of trading securities.

  •
  Vendor negotiations—The Company has successfully negotiated and executed agreements with a number of vendors regarding payment of existing accounts payable over extended terms of up to 48 months. As of September 30, 2002, $172 was classified as long-term as a result of the executed term-out agreements. The Company is in the final stages of completing an agreement with a vendor to extend the terms of an existing accounts payable balance of $1,037. The Company will continue to negotiate term out agreements with vendors to extend the payment terms of existing accounts payable. Upon execution of such agreements, amounts that become due under the term out agreements beyond a twelve-month period will be converted to long-term notes payable on the balance sheet.

  •
  Advance payments—Under current or future contracts the Company may obtain cash payments as deposits toward work to be performed or products to be delivered. In addition, the Company may offer early payment discounts to customers whose receivables are not financed under the BVF agreements.

  •
  Project suspensions—The Company may defer cash payments through suspension of development projects.

  •
  Issuance of stock as payment for existing and future obligations—The Company anticipates paying some of its accrued liabilities as of September 30, 2002, by the issuance of common stock and may also issue common stock as payment for obligations incurred subsequent to September 30, 2002.

  •
  Issuance of stock to pay interest—The Company may issue common stock to pay interest on long-term debt. On October 1, 2002 the Company issued 127 shares of common stock to pay interest accrued during the quarter ended September 30, 2002.

  •
  Reductions in work force—The Company has already reduced its workforce and decreased the cash compensation paid to the remaining workforce. The Company may be forced to make similar reductions in the future if sales plans are not achieved.

        Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to successfully sell existing products & services launch its new products, increase revenue, improve operating efficiencies, sustain a profitable level of operations and attract new sources of capital. If the Company does not receive adequate financing or is not otherwise able to generate sufficient cash, the Company could be forced to merge with another company or cease operations.

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

$64,695

        The Company believes the assumptions used in determining the income forecast associated with the IPR&D products were reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects, or the events associated with such projects, will transpire as estimated. During the fourth quarter of 2001, the Company terminated development on one of the technologies classified as IPR&D. To date, the Company has spent approximately $1,112 on the IPR&D projects and the estimated cost to complete the two on-going projects is $4,025.

        As the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both, will be reduced within the next year. Reasonably possible is defined as more than remote but less than likely. While the Company adjusted goodwill in 2001, the remaining goodwill of $25,930 related to the Acquisition at September 30, 2002 is subject to impairment analysis and write down both as noted in the following section.

Goodwill and Other Intangibles

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of an amortization and non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not to be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The amortization and non-amortization provisions of SFAS 142 are to be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002.

        The Network Solutions Market intangible asset consists of the following components:

INTANGIBLE
As of September 30, 2002
Gross carrying amount	$5,058
Accumulated amortization	(4,437)

$622

As of December 31, 2001
Gross carrying amount	$5,058
Accumulated amortization	(4,368)

$691

        The estimated aggregate amortization expense related to the contracts/relationships intangible asset for each of the next five years is $92.

        In accordance with SFAS 142, the Company had up until June 30, 2002 to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates. Given consideration of relevant factors, the Company concluded that, as of December 31, 2001, an impairment write-down of approximately $36,300 was required. Subsequently, the Company reviewed the assumptions used in the original analysis as of March 31, 2002, June 30, 2002, and September 30, 2002 and concluded that such analyses continue to be adequate and no additional write-down was required. The Company is required to perform reviews for impairment at least annually that may result in future write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

        The Company amortizes intangible assets relating to businesses acquired and costs in excess of the fair value of net assets of businesses acquired using the straight-line method over the estimated useful lives of the intangible assets. The straight-line amortization reflects the consumption pattern of the economic benefit of the intangible assets.

(2)    INVESTMENT

        The Company has an investment that is classified as trading securities. The securities consist of Class A common stock of Wave Systems Corp. ("Wave") received in the Acquisition. The investment is presented and recorded in accordance with SFAS 115. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders' equity. Trading securities are carried at fair value with the unrealized gains and losses, net of applicable taxes, reported in earnings in the statement of operations. The cost of securities sold is based upon the specific identification method. As of December 31, 2001 and September 30, 2002, the Company owned 607 shares with a value of $1,360 and 80 shares with a value of $120, respectively.

(3)    INVENTORIES

        A summary of inventories follows:

	December 31, 2001	September 30, 2002
Raw materials	$112	$52
Work-in-process	8	69
Finished goods	316	217

	$436	$338

(4)    LONG TERM DEBT

        A summary of long-term debt follows:

	December 31, 2001	September 30, 2002
Note payable for insurance financing due in eighteen monthly payments beginning July 9, 2000 at an annual percentage rate of 8.18%	$173	$—
Well Fargo Business Credit accounts receivable financing, discount rate of 1.95% of the receivables factored, interest payable upon payment of receivable	1,522	—
Subordinated convertible note due December 31, 2005 with interest rate at 8.0% per annum compounded annually, interest payable quarterly	2,500	986
Vendor accounts payable converted to long-term	—	172

	4,195	1,158
Less current installments	1,695	—

	$2,500	$1,158

        During October 2001 and November 2001, both the Company and its wholly owned subsidiary, Pulsar, entered into separate financing agreements with WFBC, which provides for the factoring of accounts receivable. The agreements contain no limit on the dollar volume of receivable financing, but provides for WFBC's approval of credit limits for non-government customers. The Company was in default of the loan covenants, but received a waiver from WFBC through March 31, 2002. Since March 31, 2002, the Company continued to be in default, and did not request a waiver from WFBC. WFBC continues to factor Company receivables. The balance due WFBC was guaranteed by Kris Shah and Marvin Winkler, the Company's co-chairmen and co-chief executive officers. During the quarter, the Company terminated the WFBC agreement related to Pulsar. In October 2002, the Company terminated its remaining agreement with WFBC. As of September 30, 2002, the Company had no net outstanding balances due to WFBC. Effective in October 2002, the Company executed a new factoring agreement with Bay View Funding ("BVF") for the financing of the Company's accounts receivable. Further details are provided within the Subsequent Event disclosure in Note 12.

        Gross receivables transferred to WFBC amounted to $0 and $2,238 for the nine months ended September 30, 2001 and 2002, respectively. The Company is obligated to repurchase certain accounts receivable under the program and, therefore, the transaction does not qualify as a sale under the terms of SFAS 140.

        Factored receivables included in the accounts receivable balance as of September 30, 2001 and 2002 were $0 and $92, respectively. However, as of September 30, 2002, WFBC had a net balance due to the Company for collected accounts receivable balances.

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

        On April 16, 2002, the Company raised $5,000 through the issuance of $4,000 in 10% secured convertible promissory notes, $653 in unsecured non-convertible promissory notes ($153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note due from Kris Shah, less a discount of $153 (see note 6). In connection with the issuance of the

10% secured convertible promissory notes the Company incurred approximately $626 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. All promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash, or at the Company's discretion, in common shares based upon the trailing 30 day average prior to the interest due date. The $4,000 secured convertible promissory notes are convertible, in whole or in part, at the option of the holder into an aggregate of 4,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions, and have detachable warrants exercisable for three years to purchase up to an additional 2,400 shares at $1.30 per share subject to adjustment under certain conditions, as discussed in the preceding paragraph. In conjunction with the April 16 closing of the 10% secured convertible promissory notes, $1,750 of principal and $46 of accrued interest of the Notes were exchanged for the 10% secured convertible promissory notes and detachable warrants to purchase 1,078 shares at $1.30 per share.

        The secured convertible promissory notes issued April 16, automatically convert prior to maturity if the Company's common shares trade at or above $3.00 per share with average volume of 100 shares per day for 20 consecutive trading days. The Company is subject to restrictive covenants related to the secured convertible and unsecured non-convertible promissory notes that prevent the Company from pledging intellectual property as collateral. In June 2002 Kris Shah and Marvin Winkler exchanged their unsecured non-convertible promissory notes together with accrued interest for 119 and 391 shares, respectively, of the Company's common stock based upon an exchange price of $1.30 per common share, which represented a premium above the trading price of the Company's common stock.

        The secured convertible promissory notes issued on April 16 contain a beneficial conversion feature. When a convertible security contains a conversion price that is less than the quoted trading price of a company's common stock at the date of commitment, then the difference between the conversion price and the common stock price is called a beneficial conversion feature. Emerging Issues Task Force ("EITF") Issue No. 00-27, which revises EITF Issue No. 98-5, requires both the recording of a discount to recognize the computed value of the conversion feature and amortization of the amount recorded over the term of the security.

        Of the aggregate $5,796 convertible secured promissory notes issued, the Company allocated approximately $2,644 to the value of the warrants and the remaining $3,152 to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro-rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $716 for the period ended September 30, 2002.

        In connection with issuances of the April 16 convertible secured convertible promissory notes and warrants, the Company incurred approximately $741 of debt issuance costs comprised of legal and professional fees, in addition to $183 in value calculated for the 110 warrants issued to the underwriter in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $92 for the nine months ended September 30, 2002.

(5)    BUSINESS SEGMENTS AND PRODUCT LINES

        The Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales, and identifiable assets of these segments as of and for the nine months ended September 30, 2001 and 2002.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT. 30, 2001	SEPT. 30, 2002	SEPT. 30, 2001	SEPT. 30, 2002
Revenue
Information Security Products and Services	$2,162	$3,682	$6,056	$7,744
Network Solutions Market	2,993	250	9,927	1,153

Total Revenue	5,155	3,932	15,983	8,897
Cost of sales
Information Security Products and Services	1,212	1,198	2,892	2,728
Network Solutions Market	2,921	241	9,173	1,115

Total Cost of Sales	4,133	1,439	12,065	3,843
	DECEMBER 31, 2001	SEPTEMBER 30, 2002
Identifiable assets
Information Security Products and Services—Goodwill	$25,930	$25,930
Information Security Products and Services—Other Assets	2,109	1,593
Network Solutions Market	971	727
Corporate—other	8,413	2,415

Total assets	37,423	30,665

        As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

        During the three and nine months ended September 30, 2001 and 2002, the Company had three distinct product lines: network deployment products, data security products and license and service. Following is a summary of total revenues by product line.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT. 30, 2001	SEPT. 30, 2002	SEPT. 30, 2001	SEPT. 30, 2002
Network deployment products	$2,993	$250	$9,927	$1,153
Data security products	1,700	3,023	4,806	5,349
License and service	462	659	1,250	2,395

Total net product, license and service revenues	$5,155	$3,392	$15,983	$8,897

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

        In February 2000, KRDS leased a building to the Company for its corporate headquarters. The lease expires in February 2007. The facility has an annual rent of approximately $429. In April 2002, the Company and KRDS entered into an agreement whereby upon sixty (60) days' notice, the Company may cancel the remaining balance of the facility lease with no future liability. The Company has not exercised the exit clause.

Note Receivable From Stockholder

        The note receivable from stockholder consists of a note acquired as part of the Acquisition. The $500 note was received by BIZ from the Company's co-chairman, Kris Shah, in conjunction with the issuance to him of BIZ common shares in July 2000, and therefore was shown as a reduction of stockholders' equity until paid. The note had a stated interest rate of 5% per annum and was due on July 24, 2005. On April 12, 2002, in a transaction approved by the Company's independent directors, Mr. Shah prepaid the note by paying to the Company $347 and the Company recording a discount of $153, which was charged against income in the second quarter of 2002. The discount was computed based upon a present value calculation using a discount rate of 20%.

Notes Receivable—Related Party

        The notes receivable primarily consists of two promissory notes that were acquired as part of the Acquisition. As part of a hiring package, an employee received a $10 advance and executed a demand promissory note that accrued interest at 6% per annum. Subsequently, as part of a loan agreement, the same employee executed a separate promissory note for $37 including interest at 8% per annum and was due May 3, 2002. The Company and the employee executed an extension of the due date of this note to May 3, 2003. The balance of the related party notes includes accrued interest and are included in other current assets in the consolidated financial statements. Subsequent to June 30, 2002, the employee terminated his employment with the Company to join the workforce of a joint venture in which the Company holds an economic interest. See Note 8.

Notes Payable To Related Party

        On July 31, 2001, Chase Manhattan Bank ("Chase") advanced $1,000 to Mr. Winkler, who subsequently became the Company's co-chairman and who then advanced that amount to BIZ for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1,000 demand note with Chase and BIZ executed a $1,000 demand note due September 15, 2001 with J.A.W. Financial, L.P. ("JAW"), an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, the Company made a principal payment of $30, paid accrued interest, and executed a new promissory note to JAW for $970. The terms of the promissory note called for interest of prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160 and one final payment on April 15, 2002 in the amount of $170. The promissory note provided Chase a security interest in the shares of Wave owned by the Company, and subject to Chase's loan security guidelines the rights to proceeds from any sales of those shares. At December 31, 2001, the note payable to related party was $304. On March 8, 2002, the promissory note was paid in full ahead of scheduled maturity.

        During 2001, a related party periodically advanced amounts required for the operations of BIZ, prior to the Acquisition. As of December 31, 2001, the Company owed the related party a balance of $88 for such advances. No interest was paid, or accrued on such advances. This obligation was paid in full during January 2002.

        The combined total payable to the related party at December 31, 2001 and June 30, 2002, were $392 and $0, respectively.

Subordinated Convertible 8% Notes

        In December 2001, the Company's co-chairmen each purchased a $375, 8% Note, in a private placement of $2,500 of such Notes. In April 2002, the Notes of the co-chairmen were amended to provide that their Notes could only be converted in a subsequent financing if the financing was for $5,000 or more in equity or convertible securities in a private placement to institutional investors at a conversion price that represents at least 75% of the trading price of the Company's stock (see note 4). On April 16, 2002, the Company closed a financing whereby, with the exception of the Company's co-chairmen, the noteholders exchanged their Notes for 10% secured convertible promissory notes and warrants (see note 4). In June 2002 the co-chairmen and co-chief executive officers exchanged their Notes together with accrued interest for shares of the Company's common stock based upon an exchange price of $1.30 per common share, which represented a premium above the trading price of the Company's common stock.

New Facilities Related Party Leasing

        During 2001, the Company arranged for the lease of two buildings approximating 63 square feet that were under construction and were subsequently completed. During 2001, the Company's co-chairman, Mr. Shah, had a 25% ownership interest in the entity that owns the two buildings. In August 2002 Mr. Shah surrendered his 25% ownership interest in the that entity. The leases have an aggregate monthly rental totaling approximately $115, plus common area costs for seven years. On one building totaling 23 square feet, the Company sublet one half of the building on terms and conditions matching the underlying lease. The sublease was with a related party company owned by our co-chairman, Mr. Winkler. The sub-lessee was delinquent on its rent payments to the Company. No rental payments were received, but a lease deposit was received. All amounts due under the sub-lease were fully reserved. During the year ended December 31, 2001, based upon certain assumptions the Company accrued $2,171 as an estimate for anticipated costs relative to the disposition of the buildings. The amount accrued but unpaid at September 30, 2002, is classified as accounts payable in the amount of $1,062 consisting of rent, insurance and related taxes, and remaining accrued rent obligation was $1,300. During October 2002, the Company completed a restructuring of its lease obligations to the landlord and settlement of proceedings instituted by the landlord to recover possession of the buildings. The settlement required cancellation of the sublease. See Note 12.

(7)    CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

        Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base. As of December 31, 2001 and September 30, 2002, accounts receivable included $3,498 and $492, respectively, due from the federal government and related agencies. Sales to federal government agencies represented 65% and 30% of the Company's revenues for the nine months ended September 30, 2001 and 2002, respectively.

        The Company had sales to two customers, which were agencies of the U.S Government, which represented 17% and 13%, respectively, of total revenues for the nine months ended September 30, 2001. The Company had no sales to agencies of the U.S. Government, which exceeded 10% of total revenues for the nine months ended September 30, 2002. Two other non-governmental customers represented 19% and 18%, respectfully, for a combined 37% of total revenues during the nine months ended September 30, 2002. Trade accounts receivable totaled $103 and $507 from these major customers as of December 31, 2001 and September 30, 2002 respectively.

        At September 30, 2002, the Company's trading securities consisted of Class A common stock of Wave Systems Corp. ("Stock"), which was acquired in the Acquisition. The Stock is traded on The NASDAQ National Market, and the value of the Stock is subject to changes in the daily market prices. In accordance with its policy, the Company adjusts the carrying value of the Stock at the end of each reporting period.

(8)    COMMITMENTS

SSP Gaming, LLC

        In January 2002 the Company formed a wholly owned subsidiary now known as SSP Gaming, LLC, a Nevada limited liability company ("SSP Gaming"). The entity was formed with the intention of having it conduct all business and any required financing activities relative to the gaming industry. Also, in January 2002, SSP Gaming and the Venetian Hotel based in Las Vegas, Nevada, ("Venetian") executed an agreement regarding the formation of a joint venture to explore the development and conduct of on-line gaming portal(s) ("Joint Venture") in venues where such activity complies with all regulatory requirements.

        While SSP Gaming and the Venetian made initial estimates of development costs, operating costs and timing, the agreement provides for the parties to work together to refine and finalize the initial estimates. The Joint Venture was revised in May 2002 and the parties continue to refine estimates of the development and start-up costs that are currently projected to exceed $3,500. The Joint Venture has begun hiring employees, including an employee from the Company.

        The Joint Venture creates no legal liability for the Company to provide financing or working capital. On May 31, 2002, the Company amended the SSP Gaming operating agreement to admit Game Base of Nevada, Inc. ("GBI") as a new member in exchange for a cash investment of $2,000. The amendment provided for GBI to receive 60% of SSP Gaming's cashflow until such time as GBI's original investment was recovered after which cashflow will be distributed, and ownership will be reverted to a 50/50 basis. The Company had no obligation to make any further capital investment in SSP Gaming. Through November 11, 2002, GBI has funded $250 of the required $2,000 investment to the Joint Venture. During the quarter ended September, 2002, the Company served a notice of default to GBI and is in the process of negotiating the settlement and return of GBI's current ownership interest of SSP Gaming in exchange for repayment on extended terms of the $250 funded investment. Separately, the Company is in negotiations for funding to satisfy requirements of the Joint Venture.

        The Venetian has requested and the Company has provided a proposal to market its current product offering and the on-line gaming venture through a separate hospitality program. As currently contemplated, the hospitality program will be developed under separate contract by the Company and will build upon current Venetian processes and customer interfaces.

(9)    LOSS PER SHARE

        The computation of basic and diluted net loss per share for the three months ended September 30, 2001 and 2002 excluded the dilutive effect of approximately 1,990 and 6,211, respectively, of incremental common shares attributable to the exercise of outstanding common stock options and warrants as a result of the antidilutive effect. In addition, the computation for the three and nine months ended September 30, 2002, also excluded the dilutive effect of approximately 6,273 incremental common shares attributable the potential conversion of the Notes.

(10)    STOCK OPTIONS

        During the nine months ended September 30, 2002, the Company granted options to employees, non-employees and directors for the purchase of 941 shares of the Company's common stock.

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

        The Company is involved from time to time in various litigation that arises in the ordinary course of business. The Company is unable to estimate a potential loss or potential range of loss associated with any of the pending claims described herein.

        The Company has reached oral agreement with a vendor who has filed suit against the Company related to outstanding balances and with other vendors that threatened to file suit. The Company is working with legal counsel to finalize an agreement to extend the terms of the existing accounts payable balance. The Company believes that an agreement will be executed. If however, the collection suit goes to judgment, there would be a material impact on the Company's results of operations, financial condition and liquidity.

        The Company currently holds multiple contracts with the federal government. Three of these contracts permit that the Company to provide goods and services to various federal government agencies are currently up for renewal. It is possible they may not be renewed or may be cancelled by the federal government due to the Company's inability to perform as required under the contracts. The Company is currently in negotiations with the various government-contracting agencies to initiate and implement the corrective measures necessary to insure the uninterrupted continuity of the contracts.

        As of September 30, 2002, accounts payable totaled $6,235. Of that amount, $4,121 are aged at least 90 days. Certain vendors have threatened collection action. Unless payment is made or satisfactory payment plans agreed to, it is likely that the remainder of the vendors will eventually initiate legal actions to collect the amounts owed to them. Currently, the Company intends to satisfy its vendor obligations through a combination of payment negotiations, which include extending the terms over time, partial payments of the obligations due as payment in full and converting obligations to long term notes payable. The Company may also pay some of the obligations through the issuance of common stock.

        The Company received a letter from the Securities and Exchange Commission ('SEC') dated October 30, 2002 that makes certain inquiries regarding the Company's Form 10-K for the fiscal year ended December 31, 2001 and Form 10-Q's for the quarters ended March 31, 2002 and June 30, 2002. The Company currently is in the process of drafting responses to the SEC's inquiries and determining the impact, if any, that this letter will have on the respective consolidated financial statements. While the final effect of this inquiry cannot be determined, the Company currently does not anticipate any material adjustments to the consolidated financial statements reported for the periods involved.

(12)    Subsequent Events

        In October 2002, the Company restructured its lease obligations with landlord, Research Venture, LLC, for the two Spectrum buildings located in Irvine, California. This restructuring and settlement will eliminate the estimate of anticipated costs relative to the disposition of the buildings that was recorded in 2001 in the amount of $2,171. As a result of the restructuring and settlement, the Company will increase stockholders' equity by $1,766 through the issuance of common stock and will record a gain in the fourth quarter ending December 31, 2002. Terms call for the issuing of 959 shares of common stock, paying $500 in cash over a one year period, canceling the lease on one building approximating 23 square feet, and taking occupancy of the other building under a seven-year lease approximating 40 square feet for an initial monthly rental rate of $55, plus common area costs beginning in December 2002. The monthly rental rate on the seven-year lease is scheduled to increase to $73, plus common area costs, at the beginning of the third year. At the Company's option, a portion of the rental rate may be paid either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360 subordinated convertible promissory note that the Company issued as prepaid rent. The amount of liabilities accrued at September 30, 2002, is classified as accounts payable and accrued liabilities as follows; 1) accounts payable in the amount of $1,062; 2) accrued rent-short-term in the amount of $314; 3) and accrued rent long-term in the amount of $987. In August 2002 Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings.

        In October 2002, the Company terminated its financing arrangement with WFBC and entered into a new financing arrangement with Bay View Funding ("BVF"). The new factoring agreement contains a maximum advance of $750, and is for an initial term of three months, which at the Company's option, is renewable for additional three-month periods. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every thirty day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the thirty day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day period beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains certain representations, warranties and covenants and requires a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750, or approximately $2 per month.

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

        SSP Solutions develops and distributes electronic security solutions and services for authorizing, authenticating and administering access to the protected distribution of digital content via the Internet and Internet protocol or IP-based networks. SSP provides real-time solutions for electronic commerce and communications. SSP products embed security and trust throughout the transaction chain, protecting electronic communications and financial transactions as well as physical and electronic access. By combining our own technology with a range of partners' technologies and intellectual properties, our products represent an embedded security architecture simultaneously supporting public key infrastructure ("PKI") and other enterprise security solutions. Our products and services address the data security issues faced by government, financial services, and entertainment customers.

        We have developed and distribute SSP software, hardware, and embedded security products. These stand-alone security products or Point Solutions include:

  •
  Application software

  •
  Cryptographic library software,

  •
  Credential issuance and lifecycle management software,

  •
  PCMCIA and smart card readers, and

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

  4.
  Commercial Initiatives to serve specific clients & vertical markets

        Our wholly-owned subsidiary, Pulsar, operates independently as a network solutions company specializing in solutions requiring the deployment of large-scale networks and secure PCs. Pulsar offers secure computers using elements of SSP's products. Due to the intensive capital requirements coupled with the low margin returns, we have reduced staff to two people and are currently not accepting new orders while we evaluate various options regarding the restructuring or disposition of Pulsar.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of total revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

	PERCENTAGE OF TOTAL REVENUES THREE MONTHS ENDED		PERCENTAGE OF TOTAL REVENUES NINE MONTHS ENDED
	SEPT. 30, 2001	SEPT. 30, 2002	SEPT. 30, 2001	SEPT. 30, 2002
Revenues:
Product	91.0%	83.2%	92.2%	73.1%
License and service	9.0	16.8	7.8	26.9

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Product	77.7	31.9	73.1	36.0
License and service	2.4	4.6	2.4	7.2

Total cost of sales	80.1	36.5	75.5	43.2

Gross Margin	19.9	63.5	24.5	56.8
Operating expenses:
Selling, general and administrative	34.4	44.2	32.7	71.7
Research and development	31.5	28.6	27.0	47.0
Research and development—Wave Systems Corp.	5.4	(15.9)	7.0	11.7
Amortization of intangibles	3.5	0.6	1.4	0.8
In process research and development	64.0	—	20.7	—

Total operating expenses	138.8	57.5	88.8	131.2

Operating income (loss)	(118.9)	6.0	(64.3)	(74.4)
Non-operating expenses:
Realized loss (gain) on trading securities	21.9	(0.1)	7.1	1.4
Interest expense, net	0.7	4.3	0.4	5.5
Non-cash interest and financing expense	—	11.2	—	9.1
Other expense, net	0.0	1.5	0.0	1.6

Total non-operating expenses	22.6	16.9	7.5	17.6
Loss before income taxes	(141.5)	(10.9)	(71.8)	(92.0)
Provision for income taxes	1.0	—	0.3	0.0

Net loss	(142.5)%	(10.9)%	(72.1)%	(92.0)%

RESULTS OF OPERATIONS—COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

        TOTAL REVENUES.    Total revenues decreased 24% from $5.2 million during the three months ended September 30, 2001 to $3.9 million during the three months ended September 30, 2002. The change was attributable to a decrease in product revenues of $2.7 million related to network deployment products, an increase in product revenues of $1.3 million related to data security products and an increase in license and service revenue of $197,000.

        During the three months ended September 30, 2001, we derived 12% and 10%, respectively, of our revenue from sales to the U.S. Immigration and Naturalization Service and the Department of State. During the three months ended September 30, 2002, we derived 34% of our revenues from sales to Micron PC, LLC. Sales to government agencies accounted for approximately 71% and 23% of our sales during the three months ended September 30, 2001 and 2002, respectively.

        PRODUCT REVENUE.    Product revenue decreased $1.4 million or 30% from $4.7 million during the three months ended September 30, 2001 to $3.3 million during the three months ended September 30, 2002. The decrease was primarily attributable to a $2.7 million decrease in revenues related to network deployment products offset by an increase of $1.3 million related to data security products.

        LICENSE AND SERVICE REVENUE.    License and service revenue increased by $197,000, or 43% from $462,000 during the three months ended September 30, 2001 to $659,000 during the three months ended September 30, 2002. The increase was primarily attributable to revenues related to a sub-contract with General Dynamics that began in the fourth quarter of 2001. This initial sub-contract runs through the fourth quarter of 2002.

        PRODUCT GROSS MARGIN.    Product gross margins increased as a percentage of net product revenue from 15% during the three months ended September 30, 2001 to 62% during the three months ended September 30, 2002. During the quarter ended September 30, 2002, we revised an estimate of an accrued liability to a certain vendor from $463,000 to $0. This revision resulted in a gain of $463,000, which reduced cost of sales. Excluding this non-recurring transaction, product gross margins were 48% during the three months ended September 30, 2002 as compared to 15% during the three months ended September 30, 2001. The increase was due to the decrease in revenues related to low margin network deployment products.

        LICENSE AND SERVICE GROSS MARGIN.    License and service gross margin as a percentage of license and service revenue remained relatively consistent over the two periods, only decreasing from 73% during the three months ended September 30, 2001 to 72% during the three months ended September 30, 2002.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative ("S,G&A") expenses decreased 2.2% from $1.8 million during the three months ended September 30, 2001 to $1.7 million during the three months ended September 30, 2002. The decrease was primarily attributable to reductions in force and a reduction in compensation levels during the three months ended September 30, 2002. As a percentage of revenue, S,G&A expenses increased from 34% during the three months ended September 30, 2001 to 44% during the three months ended September 30, 2002. The percentage increase was primarily attributable to the decrease in total revenues.

        RESEARCH AND DEVELOPMENT EXPENSES.    Research and development ("R&D") expenses decreased 31% from $1.6 million during the three months ended September 30, 2001 to $1.1 million during the three months ended September 30, 2002. The decrease was primarily attributable to reductions in force and compensation levels during the three months ended September 30, 2002. As a percentage of revenue, R&D expenses decreased from 32% during the three months ended September 30, 2001 to 29% during the three months ended September 30, 2002.

        RESEARCH AND DEVELOPMENT—WAVE SYSTEMS CORP.    The negative expense for Research and development—Wave Systems Corp. ("R&D-W") during the three months ended September 30, 2002 was attributable to the $1.2 million gain recorded as a result of the settlement and termination of the Wave Systems Corp. ("Wave") development agreement that we assumed in conjunction with the Acquisition, which reduced the estimated amounts previously recorded under the terms of the original contract. Excluding the gain, there was no change to the monthly expense of $278,000 related to the Wave agreement.

        IN-PROCESS RESEARCH AND DEVELOPMENT.    In-process research and development ("IPR&D") expense was approximately $3.3 million during the three months ended September 30, 2001, which was related to the Merger with BIZ Interactive Zone. There was no IPR&D expense during the three months ended September 30, 2002.

        AMORTIZATION OF INTANGIBLES.    Amortization of intangibles decreased from $181,000 for the three-month period ended September 30, 2001 to $23,000 for the three-month period ended September 30, 2002. The amortization in both periods was related to the remaining intangible assets recorded in connection with the acquisition of Pulsar in June 1999. Intangibles related to the Acquisition of BIZ were written off at December 31, 2001.

        REALIZED LOSS (GAIN) ON TRADING SECURITIES.    Realized loss on trading securities for the three months ended September 30, 2001 was $1.1 million. There was a realized gain on trading securities during the three months ended September 30, 2002 of $2,000.

        INTEREST EXPENSE, NET.    Interest expense, net increased from $38,000 during the three months ended September 30, 2001 to $170,000 during the three months ended September 30, 2002. The increase was primarily attributed to the increase in accrued interest from notes payable.

        NON-CASH INTEREST AND FINANCING EXPENSE.    Non-cash interest and financing expense was $441,000 during the three months ended September 30, 2002 related to the convertible secured promissory notes issued on April 16, 2002. There was no non-cash interest and financing expense during the three months ended September 30, 2001.

        OTHER EXPENSE, NET.    Other expense, net, from $2,000 during the three months ended September 30, 2001, to $57,000 during the three months ended September 30, 2002. The change was primarily attributed to a $152,000 increase in Spectrum related expenses, and a $95,000 decrease associated with gains recorded from vendor settlements.

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

        Of the aggregate $5.8 million convertible secured promissory notes issued, the Company allocated approximately $2.6 million to the value of the warrants and the remaining $3.2 million to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro-rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $716,000 for the period ended September 30, 2002.

        In connection with issuances of the April 16 convertible secured promissory notes and warrants, the Company incurred approximately $741,000 of debt issuance costs comprised of legal and professional fees, in addition to $183,000 in value calculated for the 110,000 warrants issued to the underwriter in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $92,000 for the period ended September 30, 2002.

        INCOME TAXES.    Tax expense for the three months ended September 30, 2001 was $51,000. There was no tax expense for the three months ended September 30, 2002. The tax expense for the three-month periods ended September 30, 2001, related to minimum franchise taxes for the State of California.

RESULTS OF OPERATIONS—COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

        TOTAL REVENUES.    Total revenues decreased 44% from $16.0 million during the nine months ended September 30, 2001 to $8.9 million during the nine months ended September 30, 2002. The change was primarily attributable to a decrease in product revenues of $8.8 million related to network deployment products, an increase in product revenues of $543,000 related to data security products and an increase in license and service revenue of $1.1 million.

        During the nine months ended September 30, 2001, we derived 12% and 10% of our revenue from sales to U.S. Immigration and Naturalization Service and the Department of State, respectively. During the nine months ended September 30, 2002, we derived 19% and 18% of our revenues from sales to Micron PC, LLC and General Dynamics, respectfully, for a combined total of 37%. Sales to government agencies accounted for approximately 71% and 31% of our sales during the nine months ended September 30, 2001 and 2002, respectively.

        PRODUCT REVENUE.    Product revenue decreased $8.2 million or 56% from $14.7 million during the nine months ended September 30, 2001 to $6.5 million during the nine months ended September 30, 2002. The decrease was primarily attributable to an $8.7 million decrease in revenues related to network deployment products and an increase of $543,000 related to data security products. The decrease in revenues related to network deployment products was primarily attributable to our inability to accept and fulfill a large number of customer orders due to reduced accounts receivable financing availability and our primary vendors were unwilling to sell additional product to us on open account because of significant past due amounts for goods we had previously purchased from them.

        LICENSE AND SERVICE REVENUE.    License and service revenue increased 91% from $1.3 million during the nine months ended September 30, 2001 to $2.4 million during the nine months ended September 30, 2002. The increase was primarily attributable to revenues related to a sub-contract with General Dynamics that began in the fourth quarter of 2001. This initial sub-contract runs through the fourth quarter of 2002.

        PRODUCT GROSS MARGIN.    Product gross margins increased as a percentage of net product revenue from 21% during the nine months ended September 30, 2001 to 51% during the nine months ended September 30, 2002. During the quarter ended September 30, 2002, the Company revised an estimate of an accrued liability to a vendor from $463,000 to $0. This revision resulted in a gain of $463,000, which reduced cost of sales. Excluding this non-recurring transaction, product gross margins increased to 44% during the nine months ended September 30, 2002 as compared to 21% during the nine months ended September 30, 2001. The increase was due to the decrease in revenues related to low margin network deployment products.

        LICENSE AND SERVICE GROSS MARGIN.    License and service gross margin increased as a percentage of license and service revenue from 70% during the nine months ended September 30, 2001 to 73% during the nine months ended September 30, 2002. This increase was primarily attributable to lower costs associated with the sub-contract with General Dynamics.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative ("S,G&A") expenses increased 22% from $5.2 million during the nine months ended September 30, 2001 to $6.4 million during the nine months ended September 30, 2002. The increase was primarily attributable to the additional ongoing expenses associated with the Acquisition. As a percentage of revenue, S,G&A expenses increased from 33% during the nine months ended September 30, 2001 to 72% during the nine months ended September 30, 2002. The percentage increase was primarily attributable to an increase in S,G&A expenses associated with the addition of new personnel and the EDS contract due to the Acquisition of BIZ and a decrease in total revenues.

        RESEARCH AND DEVELOPMENT EXPENSES.    Research and development ("R&D") expenses decreased 3% from $4.3 million during the nine months ended September 30, 2001 to $4.2 million during the nine months ended September 30, 2002. As a percentage of revenue, R&D expenses increased from 27% during the nine months ended September 30, 2001 to 47% during the nine months ended September 30, 2002. The percentage increase was primarily attributable to a decrease in total revenue.

        RESEARCH AND DEVELOPMENT—WAVE SYSTEMS CORP.    Research and development—Wave Systems Corp. ("R&D-W") expenses approximated $278,000 per month. R&D-W expenses of $1.1 million for the nine months ended September 30, 2002 included a $1.2 million gain recorded as a result of the settlement and termination of the Wave development agreement that we assumed in conjunction with the Acquisition, which reduced the estimated amounts previously recorded under the terms of the original contract.

        AMORTIZATION OF INTANGIBLES.    Amortization of intangibles decreased from $228,000 for the nine months ended September 30, 2001 to $69,000 for the nine months ended September 30, 2002. The amortization in both periods was related to the remaining intangible assets recorded in connection with the acquisition of Pulsar in June 1999. Intangibles and a portion of goodwill related to the Acquisition of BIZ were written off at December 31, 2001.

        IN-PROCESS REASEARCH AND DEVELOPMENT.    In-process research and development ("IPR&D") expense was approximately $3.3 million during the nine months ended September 30, 2001, which was related to the Merger with BIZ Interactive Zone. There was no IPR&D expense during the nine months ended September 30, 2002.

        REALIZED LOSS ON TRADING SECURITIES.    Realized loss on trading securities for the nine months ended September 30, 2001 was $1.1 million. Realized loss on trading securities for the nine months ended September 30, 2002 was $120,000.

        INTEREST EXPENSE, NET.    Interest expense, net increased from $66,000 during the nine months ended September 30, 2001 to $487,000 during the nine months ended September 30, 2002. The increase was primarily attributed to an increase in interest expense associated with the accounts receivable financing of $216,000 and an increase in accrued interest on notes payable of $175,000.

        NON-CASH INTEREST AND FINANCING EXPENSE.    Non-cash interest and financing expense was $808,000 during the nine months ended September 30, 2002 related to the convertible secured promissory notes issued on April 16. There was no non-cash interest and financing expense during the nine months ended September 30, 2001.

        OTHER EXPENSE, NET.    Other expense, net, increased from $2,000 during the nine months ended September 30, 2001, to $141,000 during the nine months ended September 30, 2002. The change was primarily attributed to a discount on a note receivable of $195,000, an increase in Spectrum related expenses of $216,000, and a decrease of $270,000 associated with gains recorded from vendor settlements.

        Of the aggregate $5.8 million convertible secured promissory notes issued, the Company allocated approximately $2.6 million to the value of the warrants and the remaining $3.2 million to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro-rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $716,000 for the period ended September 30, 2002.

        In connection with issuances of the April 16 convertible secured promissory notes and warrants, the Company incurred approximately $741 of debt issuance costs comprised of legal and professional fees, in addition to $183,000 in value calculated for the 110,000 warrants issued to the underwriter in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $92,000 for the period ended September 30, 2002.

        INCOME TAXES.    Tax expense for the nine months ended September 30, 2001 was $54,000 as compared to $2,000 for the nine months ended September 30, 2002. The tax expense for the nine months ended September 30, 2002, related to minimum franchise taxes for the State of California.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.

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

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies, among others, affect significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a detailed discussion of the application of these and other accounting policies, see notes to our condensed consolidated financial statements.

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

  •
  Valuation of Goodwill and Other Intangible Assets.  We assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at least annually. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The net carrying value of goodwill and other intangible assets not recoverable is reduced to fair value. In accordance with Statement of Financial Accounting Standards Nos. 141 and 142, goodwill and other intangible assets will be reviewed for impairment annually.

        In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates. Given consideration of relevant factors, the Company concluded that, as of December 31, 2001, an impairment write-down of approximately $36.3 million was required. Subsequently, the Company reviewed the assumptions used in the original analysis as of March 31, 2002, June 30, 2002, and September 30, 2002 and concluded that such analyses continue to be adequate and no additional write-down was required. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2002, we had a working capital deficit of $5.2 million and we incurred a net loss of $8.2 million for the nine months then ended. We expect to continue to incur additional losses during the remainder of 2002. Given the September 30, 2002 cash balance and the projected operating cash requirements, we anticipate that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2002. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under the accounts receivable financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under the accounts receivable financing or through additional financings of debt and/or equity, we will not have adequate resources to fund our operations. During the past quarter, we incurred defaults under both our accounts receivable financing and the long-term convertible notes. We obtained waivers for our accounts receivable financing through March 31, 2002 and for the long-term convertible notes through January 1, 2003. As of September 30, the Company had no net outstanding balances due under the accounts receivable financing agreement. In October, the Company executed a new factoring agreement with Bay View Funding ("BVF").

        Cash used in operations for the nine months ended September 30, 2002 was $9.6 million compared to cash used in operations during the nine months ended September 30, 2001 of $548,000. The increase in cash used in operations was primarily attributable to an increase of the net loss and a larger reduction of accounts payable. The increased uses of cash were partially offset by larger reductions of accounts receivable and prepaid expenses. At September 30, 2002 the balance in accounts receivable was $1.6 million and the balance in accounts payable was $6.2 million, of which approximately $288,000 million has aged 90 days or more. As a result, significant reductions in accounts receivable will not be available to provide us with cash to meet our future cash needs and we will need to continue using cash to reduce accounts payable.

        Cash provided by investing activities for the nine months ended September 30, 2002 was $1.1 million compared to cash used in investing activities during the nine months ended September 30, 2001 of $535,000. The increase in cash provided by investing activities was attributable to proceeds from the sale of trading securities of $1.1 million. The market value of trading securities held at September 30, 2002 is approximately $120. We anticipate that these trading securities will all be sold prior to December 31, 2002 and will no longer be available to provide us with additional cash to meet our future cash needs.

        Cash provided by financing activities for the nine months ended September 30, 2002 was $5.8 million compared to cash used in financing activities during the nine months ended September 30, 2001 of $1.8 million. The increase in cash provided by financing activities was primarily attributable to the exchange of debt for common stock and the repayment of the principal balance of a note receivable from a stockholder, which were offset by payments on notes payable.

        We have experienced net losses and negative cash flows for the last several years, and as of September 30, 2002, had an accumulated deficit of $107.7 million. We have financed our past operations principally through the issuance of common stock in a public offering and the issuance of convertible debt. The net proceeds from our public offering were approximately $35.3 million, the proceeds from the issuance of convertible debt in December 2001 were $2.5 million, and the issuance of secured convertible promissory notes on April 16, 2002 together with the receipt of pre-payment of a note receivable raised an additional $5.0 million.

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

        In December 2001, our co-chairmen each purchased a $375,000 three-year note bearing interest at 8.0% per annum in a $2.5 million private placement of such notes. In connection with the issuance of the Notes we incurred approximately $25,000 of issuance costs, which primarily consisted of legal and other professional fees, were are to be paid upon completion of the April 16, 2002 described below. On April 16, 2002, we closed a financing whereby, with the exception of Mr. Winkler and Mr. Shah, the noteholders exchanged their Notes into 10% secured convertible promissory notes convertible at $1.00 per share, with detachable warrants. We issued a total of 3,477,666 warrants in the offering. In June 2002 Mr. Shah and Mr. Winkler exchanged their Notes together with accrued interest into 299,709 and 299,510 shares, respectively, of our common stock based upon an exchange price of $1.30 per common share, which represented a premium above the trading price of our common stock.

        On April 16, 2002, we raised $5.0 million through the issuance of $4.0 million in 10% secured convertible promissory notes, $653,000 in unsecured non-convertible promissory notes ($153,000 held by co-chairman Mr. Shah and $500,000 held by co-chairman Mr. Winkler) and the receipt of pre-payment of a $500,000 note due from Kris Shah, less a discount of $153,000 (see note 6). The discount was based upon a present value using the rate of 20% for early payment and is being charged against earnings in the current quarter. In connection with the issuance of the secured convertible promissory notes the Company incurred approximately $626,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. All promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash, or at our discretion, in common shares based upon the trailing thirty (30) day average prior to the interest due date; and the $4.0 million secured convertible promissory notes are convertible, in whole or in part, at the option of the holder into an aggregate of approximately 4.0 million shares of our common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the secured convertible promissory notes have detachable warrants exercisable for three years to purchase up to an additional 2.4 million shares at $1.30 per share. In conjunction with the April 16 closing of the 10% secured convertible promissory notes, $1.75 million principal and $46,000 of accrued interest of the Notes were exchanged for the 10% secured convertible promissory notes and detachable warrants to purchase 1.078 million shares at $1.30 per share. The secured convertible promissory notes automatically convert prior to maturity if our common shares trade at or above $3.00 per share with average volume of 100,000 shares per day for 20 consecutive trading days. We are subject to restrictive covenants related to the secured convertible and unsecured non-convertible promissory notes that prevent us from pledging intellectual property as collateral. In June 2002 Mr. Shah and Mr. Winkler exchanged their unsecured non-convertible promissory notes together with accrued interest for 119,379 and 390,705 shares, respectively, of our common stock based upon an exchange price of $1.30 per common share, which represented a premium above the trading price of our common stock.

        Over the past three years, we have spent substantial sums on R&D activities. During that time period, we incurred substantial losses from continuing operations. As a result of these and other changes, we currently have a deficiency in working capital and an accumulated deficit. While we believe the R&D expenditures created significant future revenue producing opportunities, some of the related products are just entering production. We are currently involved in sales pursuits relative to these products that, if successful, will generate significant revenues. However, unless we receive orders for these new products and receive significant financing, we can no longer support the current level of R&D activity. While we have reduced our staffing levels, if sales fail to materialize, we will need to further reduce expenses through additional reductions in staff.

        The combination of reduced accounts receivable financing availability and the unwillingness of primary vendors of our network deployment business to sell additional product to us on open account because of significant past due amounts caused a substantial reduction in the sales and related cost of sales during the year ended December 31, 2001, as well as the three and nine months ended September 30, 2002, 2002, which in turn reduced cash flow. The reduced cash flow impaired our ability to meet vendor commitments as they became due.

        In October 2000, BIZ signed a development agreement with Wave Systems Corp. ("Wave") for the integration of EMBASSY based systems with set-top box master reference designs of Broadcom Corporation. The development agreement was amended in May 2001. Under this agreement, as amended, we are required to pay a total of $5.0 million beginning June 1, 2001 through December 1, 2002. In January 2002, we provided written notice to suspend the work under the agreement along with the related billings. We executed a settlement agreement effective as of August 31, 2002 with Wave whereby we concluded the development agreement and reached settlement terms. According to the terms of the settlement agreement, in October 2002 the Company issued 1.6 million shares of common stock and a $270,000 non-interest bearing note convertible into 200,000 shares of our common stock. As a result of this settlement agreement, during the quarter ended September 30, 2002, we recorded a gain of approximately $1.2 million a reduction of the previously recorded estimates based on the terms of the original contract. Additionally, based on the settlement agreement, the Company eliminated the related $3.6 million in total liabilities from the balance sheet.

        In November 2000, we executed an Alliance Agreement with EDS for the marketing of our products to EDS customers ("Alliance"). The Alliance calls for a joint working relationship between the two companies, is non-exclusive and has a term of ten years. On August 27, 2001, EDS and we executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers ("Pulsar Agreement"). Under the Pulsar Agreement, as of September 30, 2002, $1.1 million remained outstanding and unpaid to EDS for purchases of hardware and software. EDS and we executed a Master Services Agreement dated as of November 14, 2001 ("MSA") whereby beginning December 1, 2001 and ending December 31, 2006, we and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a Trust Assurance Network ("TAN"). The MSA task order 001 ("Task Order") requires that we pay a monthly fee of $44,000 for account, test and lab management services beginning January 1, 2002. The obligations for these services can be terminated beginning January 1, 2003 by giving 90 days prior written notice and payment of $400,000, or beginning January 1, 2004 by giving 90 days prior written notice and payment of $200,000. Further, the Task Order provides for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45,000 payable October 1, 2002. Once installation of the production environment TAN is complete, EDS agrees to host the TAN in exchange for a monthly service fee of $59,000 for 36 months and $60,000 per month for the remaining months of the MSA. We may delay implementation of the TAN by paying a fee of $200,000 prior to January 31, 2003. We may terminate the Task Order without cause by paying $400,000 after January 1, 2004 and providing 90 days prior written notice. If we are unable to obtain intellectual property rights or licensing consents that may be required, if any, prior to January 1, 2003, and the parties determine there are no software alternatives, then after giving 90 days prior written notice we may terminate the Task Order by paying $450,000.

        During 2001, we arranged for the lease of two buildings approximating 63,000 square feet that were under construction and subsequently were completed. During 2001, our co-chairman, Mr. Shah, had a 25% ownership interest in the entity that owns the two buildings. In August 2002, Mr. Shah, surrendered his 25% ownership interest in that entity. The leases have an aggregate monthly rental totaling approximately $115,000, plus common area costs for seven years. On one building totaling approximately 23,000 square feet, we sublet one-half of the building on terms and conditions matching the underlying lease. The sublease is with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it has not made any monthly rent payment and, accordingly, is delinquent on its rent payments to us. We have no information as to when those payments will be received, and we have fully reserved amounts due to us under the sublease. The landlord initiated proceedings to recover possession of the buildings. We therefore surrendered possession of both buildings negotiated with the landlord regarding our obligations under the leases. During the year ended December 31, 2001, we accrued $2.2 million as an estimate for anticipated costs relative to the disposition of the buildings. The amount accrued but unpaid at September 30, 2002, was classified as accounts payable in the amount of $1,062 and consisted of rent, insurance and related taxes, and the remaining accrued rent obligation as of that date was $1,300. During October 2002, we completed a restructuring of our lease obligations to the landlord and entered into a settlement relating to the proceedings instituted by the landlord to recover possession of the buildings. The restructuring and settlement reversed the $2.2 million accrual that we recorded in 2001. As a result of the restructuring and settlement, we will increase stockholders' equity by $1,766,000 through the issuance of common stock and will record a gain in the quarter ending December 31, 2002. Terms call for the issuing of 959,000 shares of common stock, paying $500,000 in cash over a one-year period, canceling the lease on one building approximating 23,000 square feet and taking occupancy of the other building approximating 40,000 square feet under a seven-year lease at an initial monthly rental rate of $55,000 plus common area costs, beginning in December 2002. The monthly rental rate on the seven-year lease is scheduled to increase to $73,000 plus common area costs, at the beginning of the third year. At our option, a portion of the rental rate may be paid either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360,000 subordinated convertible promissory note that we issued as prepaid rent. The amount of liabilities accrued at September 30, 2002 is classified as accounts payable and accrued liabilities as follows: 1) accounts payable in the amount of $1,062,000; 2) accrued rent-short-term in the amount of $314,000; and 3) and accrued rent long-term in the amount of $987,000.

        In October 2002, we terminated our accounts receivable financing arrangement with Wells Fargo Business Credit, Inc. ("WFBC"), and entered into a factoring agreement with Bay View Funding ("BVF"). The new factoring agreement contains a maximum advance of $750,000, is for an initial term of three months, and at our option is renewable for additional three-month periods. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the prurchased receivable for every thirty-day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the thirty0day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day period beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains representations, warranties, and covenants and requries a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750, or approximately $2,000 per month.

        Our significant fixed commitments with respect to leases and inventory purchases as of September 30, 2002 are as follows:

	Payments for the Year Ended December 31,
	TOTAL	2002	2003	2004		2005	2006	2007 & after
Contractual Obligations
Convertible Notes Term Debt	$6,251,900	$—	$455,790	$		$6,066,110	$—	$—
Operating Leases	11,768,210	1,483,260	$1,951,630		$1,834,740	1,838,610	1,854,400	2,805,570
Unconditional Purchase Obligations	6,946,180	1,345,780	2,303,160		1,237,560	1,017,720	1,041,960	—
Total Contractual Cash Obligations	$25,236,290	$2,829,040	$4,710,580		$3,072,300	$8,922,440	$2,896,360	$2,805,570

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

        In addition to our current deficit working capital situation, current operating plans show a shortfall of cash for the remainder of 2002. We intend to mitigate our position through one or more of the following:

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

  •
  Financing of Receivables.  We will finance receivables in conjunction with the new BVF agreement to generate cash.

  •
  Sale of Investments.  We will sell investments to generate cash. The market value of trading securities was $120 at September 30, 2002. Since that date, we have not generated any funds through the sales of securities.

  •
  Negotiate with Vendors.  We have executed settlement and/or term-out agreements with a number of vendors. We will continue to negotiate with vendors regarding payment of existing accounts payable over extended terms of up to 48 months.

  •
  Deferral of Cash Payments.  We may defer cash payments through suspension of certain development projects.

  •
  Issuance of Stock as Payment for Existing and Future Obligations.  We anticipate paying portions of accounts payable and accrued liabilities as of September 30, 2002 through the future issuances of common stock to.

  •
  Issuance of Stock to Pay Interest.  On October 1, 2002 we issued 127,035 shares as payment of interest due for the three months ended September 30, 2002. We may issue additional stock in the future to pay interest on long-term debt.

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

RISK FACTORS

Risks Related to our Business

We have a history of losses and may incur future losses that may adversely impact our business and our stockholders.

        We may not become profitable or significantly increase our revenue. We incurred net losses of $41.4 million, $53.2 million and $8.2 million for the years 2000 and 2001 and the nine months ended September 30, 2002, respectively. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis.

        Our losses from operations, our use of cash in operating activities, and our accumulated deficit and working capital deficiency at December 31, 2001, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent auditors to modify their opinion contained in our consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 to include an explanatory paragraph related to our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent auditors and our consolidated financial statements before making a decision to invest in our company.

We may be unable to obtain additional funding on satisfactory terms, which could interfere with our existing and planned operations, dilute our stockholders or impose burdensome financial restrictions on our business.

        Historically, we have relied upon cash from financing activities to fund a significant portion of the cash requirements of our operating and investing activities, and there is no assurance we will be able to generate cash from our operating activities in the future. We do not expect future fixed obligations to be paid from operations and intend to satisfy fixed obligations from additional debt and/or equity financing, use of accounts receivable financing, extending vendor payments, selling investments and issuing stock as payment on obligations.

        We currently do not have any commitments for additional financing. Some of our secured convertible promissory notes contain the grant of a continuing security interest in substantially all of our assets and restrict our ability to obtain debt and/or equity financing. In addition, deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets

        Any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would adversely affect our business, prospects, financial condition, results of operations and cash flows. Financing arrangements to raise additional funds may require us to relinquish rights to certain technologies, products or marketing territories. Our failure to raise capital when needed and on terms acceptable to us could adversely affect our business, operating results, financial condition and prospects.

Defaults under our secured credit arrangements could result in a foreclosure on our assets by our creditors.

        All of our assets are pledged as collateral to secure portions of our debt. Although we have obtained waivers in the past, we may in the future default under certain covenants of these credit arrangements. This means that if we are unable to obtain waivers in the future or incur a monetary default on our secured debt obligations, our indebtedness could become immediately due and payable and the lenders could foreclose on our assets.

We have not generated any sales of our SSP Solution Suite™ or established a sales and marketing force to promote this product, which makes it difficult to evaluate our current business performance and future prospects.

        To date, we have not had any sales of our SSP Solution Suite™ and have not established a sales and marketing force to promote this product. Although we have had some success in selling our security solutions to government agencies, we are just beginning to enter the complex and competitive commercial market for digital commerce and communications security solutions. We believe that many potential customers in our target markets are not fully aware of the need for security products and services in the digital economy. Historically, only enterprises that had substantial resources developed or purchased security solutions for delivery of digital content over the Internet or through other means. Also, there is a perception that security in delivering digital content is costly and difficult to implement. Therefore, we will not succeed unless we can educate our target markets about the need for security in delivering digital content and convince potential customers of our ability to provide this security in a cost-effective and easy-to-use manner.

        Even if we convince our target markets about the importance of and need for such security, we do not know if this will result in the sale of our products. We may be unable to establish sales and marketing operations at levels necessary for us to grow this portion of our business, especially if we are unsuccessful at selling this product into vertical markets. We may not be able to support the promotional programs required by selling simultaneously into several markets. If we are unable to develop an efficient sales system, or if our products or components do not achieve wide market acceptance, then our operating results will suffer.

We face intense competition and pricing pressures from a number of sources, which may reduce our average selling prices and gross margins.

        The markets for our products and services are intensely competitive. As a result, we face significant competition from a number of sources. We may be unable to compete successfully because many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. In addition, there are several smaller and start-up companies with which we compete from time to time. We also expect competition to increase as a result of consolidation in the information security technology and product reseller industries.

        The average selling prices for our products may decline as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. The pricing of products depends on the specific features and functions of the products, purchase volumes and the level of sales and service support required. We expect competition to increase in the future. As we experience pricing pressure, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. These same competitive pressures may require us to write down the carrying value of any inventory on hand, which would adversely impact our operating results.

We derive a substantial portion of our revenue from a small number of customers, and the loss of only one of those customers could adversely impact our operating results.

        We depend on a limited number of customers for a substantial portion of our revenue. During the twelve-month periods ended December 31, 2000 and 2001, we derived 42% and 20%, respectively, of our consolidated net revenue from one customer. During the nine months ended September 30, 2002, we derived 34% of our consolidated net revenue from one customer. Many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from those customers.

Our reliance on third party technologies for the development of the SSP Solution Suite™ products and our reliance on third parties for manufacturing may delay product launch, impair our ability to develop and deliver products or hurt our ability to compete in the market.

        Our SSP Solution Suite™ is a collection of technologies, some of which are licensed from our alliance and supplier partners. As a result, our ability to license new technologies from third parties is and will continue to be critical to our ability to offer a complete suite of products that meets customer needs and technological requirements. Some of our licenses do not run for the full duration of the third party's patent for the licensed technology. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling or may need to redesign our products that incorporate that technology, and we may lose a competitive advantage. In addition, competitors could obtain licenses for technologies for which we are unable to obtain licenses, and third parties may develop or enable others to develop a similar solution to digital communication security issues as the SSP Solution Suite™, either of which events could erode our market share. Also, dependence on the patent protection of third parties may not afford us any control over the protection of the technologies upon which we rely. If the patent protection of any of these third parties were compromised, our ability to compete in the market also would be impaired.

Third parties could obtain access to our proprietary information or independently develop similar technologies because of the limited protection for our intellectual property.

        Despite the precautions we take, third parties may copy or obtain and use our proprietary technologies, ideas, know-how and other proprietary information without authorization or may independently develop technologies similar or superior to our technologies. In addition, the confidentiality and non-competition agreements between us and our employees, distributors and clients may not provide meaningful protection of our proprietary technologies or other intellectual property in the event of unauthorized use or disclosure. Policing unauthorized use of our technologies and other intellectual property is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Furthermore, the laws of other jurisdictions may afford little or no effective protection of our intellectual property rights. Our business, financial condition and operating results could be adversely affected if we are unable to adequately protect our intellectual property rights.

We may face harmful claims of infringement of proprietary rights.

        There is a risk that our products infringe the proprietary rights of third parties. Regardless of whether our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us and we could incur significant expenses in defending them. If any infringement claims or actions are asserted against us, we may be required to modify our products or seek licenses for these intellectual property rights. We may not be able to modify our products or obtain licenses on commercially reasonable terms, in a timely manner or at all. Our failure to do so could adversely affect our business.

Our inability to maintain and develop new strategic relationships with partners and suppliers could impact our ability to obtain or sell our products, including the SSP Solution Suite™, and prevent us from generating sales revenues.

        We currently obtain and sell many of our products through strategic alliance and supplier agreements. The loss of any of our existing strategic relationships, or the inability to create new strategic relationships in the future, could adversely affect our ability to develop and market our products.

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

        If alliance or supplier agreements are cancelled, modified or delayed, if alliance or supplier partners decide not to purchase our products or to purchase only limited quantities of our products, or if we are unable to enter into additional alliance or supplier agreements, our ability to produce and sell our products and to generate sales revenues could be adversely affected.

The Securities and Exchange Commission currently is reviewing some of our periodic reports to determine if we are in compliance with our reporting obligations. If we are not in compliance, we could be required to restate our financial statements and/or otherwise amend our quarterly and annual reports, which could result in class action litigation against us and otherwise adversely affect our financial condition and stock price.

        On October 30, 2002, the Securities and Exchange Commission issued to us a letter of comments regarding our annual report on Form 10-K for December 31, 2001 and our quarterly reports on Form 10-Q for March 31 and June 30, 2002. We are preparing a response to their letter of comments and believe we are in compliance with our reporting obligations. If the Securities and Exchange Commission determines that we are not in compliance with our reporting obligations, we could be required to restate our consolidated financial statements and/or otherwise amend our quarterly and annual reports in response to their comments. While the final effect of this inquiry cannot be determined, the Company currently does not anticipate any material adjustments to the consolidated financial statements reported for the periods involved. In the past, securities class action litigation has often been brought against a company following a restatement of its financial statements. We may in the future be the target of similar litigation. Securities litigation and any requirement that we restate our financial statements and/or otherwise amend our quarterly and annual reports could result in substantial costs and divert management's attention and resources.

Any compromise of PKI technology would adversely affect our business.

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

A security breach of our internal systems or those of our customers due to computer hackers or cyber terrorists could harm our business.

        Since we provide security for Internet and other digital communication networks, we may become a target for attacks by computer hackers. Also, the full effects of the events on September 11, 2001 have not been determined. The ripple effects throughout the economy may have an affect on our potential commercial customers, or their ability to purchase our products and services. Additionally, because we provide security products to the United States government, we may be targeted by cyber terrorist groups for the follow-up activities threatened against United States based-targets.

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

We may be exposed to significant liability for actual or perceived failure to provide required products or services.

        Products as complex as those we offer may contain undetected errors or may fail when first introduced or when new versions are released. Despite our product testing efforts and testing by current and potential customers, it is possible that errors will be found in new products or enhancements after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance, or claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business.

        Because our customers rely on our products for critical security applications, we may be exposed to claims for damages allegedly caused to an enterprise as a result of an actual or perceived failure of our products. An actual or perceived breach of enterprise network or data security systems of one of our customers, regardless of whether the breach is attributable to our products or solutions, could adversely affect our business reputation. Furthermore, our failure or inability to meet a customer's expectations in the performance of our services, or to do so in the time frame required by the customer, regardless of our responsibility for the failure, could:

  •
  result in a claim for substantial damages against us by the customer;

  •
  discourage customers from engaging us for these services; and

  •
  damage our business reputation.

If use of the Internet and other communication networks based on Internet protocols does not continue to grow, demand for our products may not increase.

        Increased demand for our products largely depends on the continued growth of the Internet and Internet protocol-based networks and the widespread acceptance and use of these mediums for electronic commerce and communications. Because electronic commerce and communications over these networks are evolving, we cannot predict the size of the market and its sustainable growth rate. A number of factors may affect market size and growth rate, including increases in governmental regulation and the continued ability of the Internet infrastructure and communications services to support growing demands, which ability could be adversely affected by, among other things, delays in development or adoption of new standards and protocols to handle increased levels of activity. If the use of electronic commerce and communications does not increase, or increases more slowly than we expect, demand for our products and services will be adversely impacted.

If we do not respond to rapid technological changes, our product and service offerings could become obsolete.

        The markets we serve are characterized by rapidly changing technology, emerging industry standards and frequent introduction of new products. The introduction of products embodying new technologies and the emergence of new industry standards may render our products obsolete or less marketable. The process of developing our products and services is extremely complex and requires significant continuing development efforts. If we are unable to modify existing products and develop new products that are responsive to changing technology and standards and to meet customer needs in a timely and cost effective manner, our business could be adversely affected.

Doing business with the United States government entails many risks that could adversely affect us.

        Sales to United States government agencies accounted for 72%, 23% and 31% of our consolidated revenue for the fiscal year ended December 31, 2001 and the three and nine-month periods ended September 30, 2002, respectively. Our sales to these agencies are subject to risks that include:

  •
  early termination of our contracts;

  •
  disallowance of costs upon audit; and

  •
  the need to participate in competitive bidding and proposal processes, which are costly, time consuming and may result in unprofitable contracts.

        In addition, the government may be in a position to obtain greater rights with respect to our intellectual property than we would grant to other entities. Government agencies also have the power, based on financial difficulties or investigations of their contractors, to deem contractors unsuitable for new contract awards. Because we engage in the government contracting business, we have been and will be subject to audits and may be subject to investigation by governmental entities. Failure to comply with the terms of any of our governmental contracts could result in substantial civil and criminal fines and penalties, as well as our suspension from future government contracts for a significant period of time, any of which could adversely affect our business.

Our quarterly operating results may fluctuate significantly.

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

Delays in deliveries from our suppliers or defects in goods or components supplied by our vendors could cause our revenues to decline and could otherwise adversely affect our operating results.

        We rely on a limited number of vendors for certain components for the products we are developing that will comprise the SSP Solution Suite™. Any undetected flaws in components supplied by our vendors could lead to unanticipated costs to repair or replace these parts. We currently purchase some of our components from a single supplier, which presents a risk that the components may not be available in the future on commercially reasonable terms or at all. For example, while Atmel Corporation has completed development of a specially designed Forté microprocessor any inability to receive adequate supplies or delays in receiving supplies of the Forté microprocessor, whether as a result of delays in completing production development or otherwise, would adversely affect our ability to sell the Forté PKI card. We do not anticipate maintaining a supply agreement with Atmel Corporation for the Forté microprocessor. If Atmel Corporation were unable to deliver the Forté microprocessor for a lengthy period of time or were to terminate its relationship with us, we would be unable to produce the Forté PKI card until we could design a replacement computer chip for the Forté microprocessor. We anticipate this would take substantial time and resources to complete, which could result in delays or reductions in product shipments that could adversely affect our business. Commercial acceptance of the Forté microprocessor will be dependent on continued development of applications to service customer requirements. Also, if we are unable to obtain or generate sufficient funds to sustain our operations, we may damage our relationships with our vendors. Slow and delinquent payments may cause vendors not to sell products to us, or only with advance payment. If this occurs, we will not have components and services available for our products. We may not be able to replace any of our supply sources on economically advantageous terms. Further, if we experience price increases for the components for our products, we will experience declines in our gross margins.

We depend on key management personnel, and the loss of their services could adversely affect our business.

        Our success will depend largely on the continuing efforts of our executive officers and senior management. Our business may be adversely affected if the services of any of our key management personnel become unavailable to us. There is a risk that these individuals will not continue to serve for any particular period of time. We do not maintain key person life insurance on the lives of any of our key executives.

There is significant competition in our industry for highly skilled employees, and our failure to attract and retain technical personnel would adversely affect our business.

        We may not be able to attract or retain highly skilled employees. Our inability to hire or retain highly qualified individuals may impede our ability to develop, install, implement and service our software and hardware systems, customers and potential customers or to conduct our operations efficiently, all of which may adversely affect our business. The data security and networking solution industries are characterized by a high level of employee mobility, and the market for highly qualified individuals in computer-related fields is intense. This competition means there are fewer highly qualified employees available to hire, and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Furthermore, to hire and retain technical employees requires the issuance of stock options and other equity interests, which may dilute earnings per share.

Our efforts to expand international operations are subject to a number of risks, any of which could adversely affect our future international sales.

        We will seek to increase our international sales. Our inability to obtain or maintain federal or foreign regulatory approvals relating to the import or export of our products on a timely basis could adversely affect our ability to expand our international business. Additionally, our international operations could be subject to a number of risks, any of which could adversely affect our future international sales, including:

  •
  increased collection risks;

  •
  trade restrictions;

  •
  export duties and tariffs;

  •
  uncertain political, regulatory and economic developments; and

  •
  inability to protect our intellectual property rights.

We are unable to predict the extent to which the resolution of lawsuits pending against us and our subsidiary could adversely affect our business.

        G2 Resources, Inc. and Classical Financial Services, LLC have filed complaints against Pulsar alleging that Pulsar breached a contract by failing to make payments to G2 Resources, Inc. in connection with services allegedly provided by G2 Resources, Inc. In April 2001, the court dismissed for lack of prosecution activity for more than twelve months the original complaint that G2 Resources, Inc.

had filed against Pulsar in January 1998. G2 Resources, Inc. refiled the action in May 2001. Pulsar intends to vigorously defend against the plaintiffs' claims and has asserted defenses and counterclaims.

        In November 2001, WorldLink Technologies Holdings filed a lawsuit against us and Marvin Winkler, our co-chief executive officer, alleging that we conspired with other defendants to defraud and defame plaintiff and to interfere with plaintiff's economic opportunities. We have been granted numerous extensions of time to respond to the complaint while the plaintiff determines whether to pursue the claims against us. We and Mr. Winkler adamantly deny the plaintiff's allegations and intend to vigorously defend against them if necessary.

        In May 2002, Contemporary Services Corporation filed an action against us alleging breach of contract, fraud, negligent misrepresentation and violation of California Corporations Code section 25400. The action relates to a term sheet agreement that we entered into with the plaintiff in October 2001 in connection with a potential strategic relationship between the plaintiff and us. We filed, an answer and cross-complaint. We intend to aggressively defend the action and pursue the cross-complaint if we are unable to reach a satisfactory resolution with the plaintiff.

        In May 2002, Integral Systems, Inc. filed an action against us alleging that we breached a promissory note for the payment of $389,610 and then obtained a confessed judgment for approximately $327,250. We have negotiated to resolve the matter, which includes entry of a stipulated judgment. Documenting the verbal agreement is currently in process.

        In June 2002, Research Venture, LLC filed two lawsuits against us alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. We surrendered possession of both properties and negotiated a restructuring of our obligations under the leases. The restructuring involved, among other terms, our entry into a stipulation for entry of judgment that will permit Research Venture, LLC to file a judgment against us in the maximum aggregate amount of $3.1 million, less consideration we pay prior to any entry of the judgment, if we do not comply with the terms of the restructuring arrangement for the next two years. We have issued 959,323 shares of common stock with an agreed upon value of $1.2 million as payment toward the maximum aggregate amount.

        If we believe it is probable that we will incur an estimable amount of expenses in connection with a litigation matter, we will include the estimated amount of expenses in accounts payable or accrued liabilities. If we feel unable to make a reasonable judgment as to the ultimate outcome of, or to assess or quantify our exposure relating to, a litigation matter, we will not include in our financial statements an estimated amount of expenses for that matter. Consequently, if we are unable during any financial reporting period to accurately estimate our potential liability in connection with a litigation matter, our financial condition and results of operations in future financial reporting periods may be adversely affected.

A number of vendors have filed lawsuits to collect amounts due to them

        During the quarter several vendors threatened or filed suits against us related to outstanding balances. Such liabilities are included within accounts payable. We have reached oral agreement with several vendors, including a vendor who has filed suit against the Company related to outstanding balances. We are making payments on the amount owed and is working with legal counsel to finalize an agreement to extend the terms of the existing accounts payable balance. We believes that an agreement will be executed. If however, the collection suit goes to judgment, there would be a material impact on our results of operations, financial condition and liquidity.

Governmental regulations affecting security of Internet and other digital communication networks could limit the market for our products and services.

        The United States government and foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, including encryption technology. Any additional governmental regulation of imports or exports or failure to obtain required export approval of encryption technologies could delay or prevent the acceptance and use of encryption products and public networks for secure communications and could limit the market for our products and services. In addition, some foreign competitors are subject to less rigorous controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than us in the United States and in international security markets for Internet and other digital communication networks. In addition, certain governmental agencies, such as the Federal Communications Commission, periodically issue regulations governing the conduct of business in telecommunications markets that may negatively affect the telecommunications industry and us.

Acquisition-related accounting charges may continue to delay or reduce our profitability.

        We accounted for our acquisition of BIZ as a purchase. Under the purchase method of accounting, the purchase price was allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from BIZ. The excess of the purchase price over BIZ's tangible net assets resulted in goodwill and other intangible assets.

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement 142, "Goodwill and Other Intangible Assets." We adopted this statement effective January 1, 2002. Under this statement, goodwill is no longer amortized and is subject to annual testing for impairment beginning January 1, 2002. The provisions of this statement require us to perform a two-step test to assess goodwill for impairment. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and we need not proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then we must determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we will record an impairment loss in the amount of the excess. With regard to a reporting unit's goodwill balance at January 1, 2002, we were required to perform the first step of the annual testing for impairment by June 30, 2002. If the results of that step indicated that goodwill may be impaired, we were then required to complete the second step as soon as possible, but no later than December 31, 2002. We cannot predict whether or when there will be an impairment charge, or the amount of any such charge. If the charge is significant, it could cause the market price of our common stock to decline.

        The Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates. Given consideration of relevant factors, the Company concluded that, as of December 31, 2001, an impairment write-down of approximately $36.3 million was required. Subsequently, the Company reviewed the assumptions used in the original analysis as of March 31, 2002, June 30, 2002 and September 30, 2002 and concluded that such analyses continue to be adequate and no additional write-down was required. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

A relocation of our software development to India could prove to be unprofitable due to risks inherent in international business activities.

        We may relocate portions of our software development activities to India in an effort to reduce our operating expenses. We are subject to a number of risks associated with international business activities that could adversely affect any operations we may develop in India and slow our growth. These risks generally include, among others:

  •
  difficulties in managing and staffing our Indian operations;

  •
  difficulties in obtaining or maintaining regulatory approvals or in complying with Indian laws;

  •
  reduced or less certain protection for intellectual property rights;

  •
  differing technological advances, preferences or requirements;

  •
  trade restrictions;

  •
  foreign currency fluctuations; and

  •
  general economic conditions, including instability, in the Indian market.

        Any of these risks could adversely affect our business and results of operations.

Conflicts involving India could adversely affect any operations we may establish in India and harm our business.

        South Asia has from time to time experienced civil unrest and hostilities among neighboring countries, including India and Pakistan. In April 1999, India and Pakistan conducted long-range missile tests. Since May 1999, military confrontations between India and Pakistan have occurred in disputed regions. In October 1999, the leadership of Pakistan changed as a result of a coup led by the military. Additionally, recent events have significantly heightened the tensions between India and Pakistan. If a major armed conflict or nuclear war involving India and any of its neighboring countries occurs, it could, among other things, prevent us from establishing or maintaining operations in India. If the successful conduct of operations in India becomes critical to any or all of our other operations, our business would be harmed to the extent we are unable to establish or maintain operations in India.

We are exposed to liability for actions taken by our domestic employees while on assignment and may also be exposed to liability for actions taken by any foreign employees we may hire.

        As a professional services provider, a portion of our business involves employing people and placing them in the workplace of other businesses. Therefore, we are exposed to liability for actions taken by our employees while on assignment. In addition, to the extent we hire employees in India or other foreign locations, we may also be exposed to liability for actions taken by those employees in the scope of their employment.

If our stockholders' equity falls below $10.0 million, our bid price per share falls and remains below $1.00, or we fail to cure our non-compliance with Nasdaq audit committee and independent director requirements, Nasdaq may de-list our common stock, which could decrease the market price of our common stock and make it more difficult for our stockholders to dispose of or obtain quotations for our common stock and for us to obtain financing.

        The listing standards of The Nasdaq National Market require, among other things, that listed companies maintain a minimum $10.0 million stockholders' equity and a minimum bid price of $1.00 and meet audit committee and independent director requirements. At September 30, 2002, our stockholders' equity was $19.9 million. The bid price of our common stock has fallen below $1.00 from time to time.

        During the quarter ended September 30, 2002, an independent director resigned. As a result, we currently do not meet Nasdaq audit committee and independent director requirements. With increasing costs of directors' and officers' liability insurance coverage and related increased deductibles, and with the increased exposures resulting from the enactment of the Sarbanes-Oxley Act of 2002, we may not be able to attract qualified outside directors.

        If our stockholders' equity decreases due to further losses or our bid price falls and remains below $1.00 for 30 consecutive trading days, or if we fail to cure our non-compliance with Nasdaq audit committee and independent director requirements within the time permitted by Nasdaq, Nasdaq may take steps to de-list our common stock from The Nasdaq National Market. If delisting occurs, our stock price could decline further and the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

The non-cash interest expense required by the detachable warrants and beneficial conversion features of our April 2002 financing may adversely affect our stock price.

        The secured convertible promissory notes we issued in April 2002 are convertible into shares of our common stock at a conversion price below the market price of our common stock at the commitment date for the notes. In addition, the notes were accompanied by common stock purchase warrants with an exercise price below the market price of our common stock at the commitment date. Accordingly, under accounting guidelines we were required to record a substantial non-cash charge as interest expense, with an offsetting increase to our paid-in-capital. While recording this entry had no effect on our stockholders' equity, the entry substantially increased our reported loss for the three and nine-month periods ended September 30, 2002 and may cause a decline in our stock price.

Our common stock price is subject to significant volatility, which could result in substantial losses for investors and in litigation against us.

        The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. Between January 1, 2002 and November 13, 2002, the high and low closing sale prices of our common stock were $4.40 and $.76, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

  •
  variations in our annual or quarterly financial results or those of our competitors;

  •
  company-issued earnings announcements that vary from consensus analyst estimates;

  •
  changes by financial research analysts in their recommendations or estimates of our earnings;

  •
  conditions in the economy in general or in the information technology service sector in particular;

  •
  announcements of technological innovations or new products or services by us or our competitors; and

  •
  unfavorable publicity or changes in applicable laws and regulations, or their judicial or administrative interpretations, affecting us or the information technology service sector.

        If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

Future conversions or exercises of our outstanding derivative securities, particularly those that contain "full ratchet" anti-dilution provisions, could substantially dilute your investment by causing large numbers of shares of our common stock to be issued in the future.

        Convertible notes and warrants we issued in December 2001 and April 2002 contain "full ratchet" anti-dilution provisions that are in effect through April 16, 2003, and we currently are seeking to raise additional equity capital that may have similar terms. This means that if we issue any common stock or securities convertible into or exercisable for common stock prior to April 16, 2003 for consideration less than the conversion price of the notes (initially, $1.00 per share) or the exercise price of the warrants (initially, $1.30 per share), then the conversion price of the notes and/or the exercise price of the warrants automatically will adjust down to the consideration per share in the new issuance. So, for example, if we issue an option to purchase shares of our common stock at $0.80 per share, both the conversion price of the notes and the exercise price of the warrants will be reduced to $0.80 per share.

        Recent declines in the market price of our common stock, future market conditions and our present and future cash needs may require us to issue securities at a lower price. If we do so, the new, lower effective conversion price of the convertible notes would cause even more shares of our common stock to become issuable upon conversion of the notes, and the number of shares underlying the warrants would be adjusted upward in proportion to the downward adjustment to the warrant exercise price, creating the possibility of significant dilution of any future earnings per share.

If our security holders engage in short sales of our common stock, including sales of shares to be issued upon conversion or exercise of derivative securities, the price of our common stock may decline.

        Selling short is a technique used by a security holder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. The decrease in market price would allow holders of our derivative securities that have conversion or exercise prices based upon a discount on the market price of our common stock to convert or exercise their derivative securities into or for an increased number of shares of our common stock. Further sales of common stock issued upon conversion or exercise of our derivative securities could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

If we are unsuccessful in registering for resale and maintaining the effectiveness of registration statements covering shares of common stock issuable upon conversion of our secured convertible promissory notes and related warrants and shares of common stock issued or issuable in connection with settlement agreements we have entered into, we will be in default under those notes and settlements and could face significant adverse consequences.

        The agreements we entered into in connection with our issuance of secured convertible promissory notes and related warrants and in connection with settlement of litigation require us to, among other things, register for resale the shares of common stock issued or issuable under those arrangements and to maintain effectiveness of the registration statements for an extended period of time. If we are unable to timely obtain and maintain effectiveness of the required registration statements, or if we default under the arrangements for any other reason, the holders of the notes could, among other things, require us to pay substantial penalties, require us to repay the notes at a premium and/or foreclose upon their security interest in our assets, and the parties to the settlement arrangements could take action against us that could include the filing of a substantial stipulated judgment. Any of these events would adversely affect our business, operating results, financial condition, cash flows and our ability to service our indebtedness.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

        Our amended and restated certificate of incorporation and bylaws and the Delaware General Corporation Law contain provisions that may deter a takeover or a change in control or prevent an acquisition not approved by our board of directors, or that may adversely affect the price of our common stock. For example, our board of directors has the authority to issue up to 5.0 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our stockholders. No shares of preferred stock were outstanding as of November 14, 2002 The rights of the holders of our common stock are subject to and may be adversely affected by the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of our company. Furthermore, preferred stock may have other rights, including economic rights senior to common stock. As a result, the issuance of preferred stock could adversely affect the market value of our common stock.

        In addition, Section 203 of the Delaware General Corporation Law prohibits us from engaging in business combinations with interested stockholders, as defined by statute. These provisions may have the effect of delaying or preventing a change in control of our company without action by our stockholders, even if a change in control would be beneficial to our stockholders. Consequently, these provisions could adversely affect the price of our common stock.

A small number of stockholders, who include certain of our officers and directors, have the ability to control stockholder votes and to take action by written consent without a meeting of stockholders.

        As of November 14, 2002, Kris Shah, Marvin Winkler and certain of their family members and other affiliates owned, in the aggregate, approximately 55.1% of our outstanding common stock. Those stockholders, if acting together, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote. Further, those stockholders have the ability to take action by written consent on those matters without a meeting of stockholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. Also, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders, and may adversely affect the market price of our common stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We own Class A common stock of Wave Systems Corp. ("Wave"), which is classified as trading securities. Wave's Class A common stock is traded on The NASDAQ National Market and the increase or decrease in value of the stock is included in our statement of operations, together with the gain or loss on sales of the Wave shares.

ITEM 4.    EVALUATIONS OF CONTROLS AND PROCEDURES

        (a)  Our co-chief executive officers and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of November 11, 2002 ("Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

        (b)  Change in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

50

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Research Venture, LLC filed a complaint against us on June 4, 2002 and filed first amended complaints against us on August 6 and August 7, 2002 in the Superior Court for the State of California, County of Orange, Centural Justice Center (Case Nos. 02CC10109 and 02CC10111) alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. We surrendered possession of both properties and negotiated a restructuring of our obligations under the leases. The restructuring involved, among other terms, our entry on October 23, 2002 into a stipulation for entry of judgment that will permit Research Venture, LLC to file a judgment against us in the maximum aggregate amount of $3.1 million, less consideration we pay prior to any entry of the judgment, if we do not comply with the terms of the restructuring arrangement for the next two years. We have issued 959,323 shares of common stock with an agreed upon value of $1.2 million as payment toward the maximum aggregate amount.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        In July 2002, we issued an aggregate of 105,861 shares of common stock to four entities and two individuals upon conversion of $120,686 of interest due to them on 10% secured convertible promissory notes due December 31, 2005.

        As of September 30, 2002, we executed a Termination Agreement and Mutual Release ("Termination Agreement") by and among us, BIZ and Wave Systems Corp. Under the Termination Agreement, we received the work product completed to date and termination of all obligations under the original Purchase, Development, and Deployment Agreement dated October 2, 2000, which was amended May 10, 2001. In addition, under the Termination Agreement we issued to Wave 1,600,000 shares of common stock valued at $2.1 million and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000. The conversion rate of the note initially is $1.35 and is subject to adjustments for stock splits, stock dividends, reclassifications, reorganizations and the like. In addition, the number of shares issued under the Termination Agreement and the number of shares issuable upon conversion of the note are subject to anti-dilution adjustments if, and whenever, before April 16, 2003, we issue or sell, or are deemed to have issued or sold, shares of common stock at a price below the dilution rate then in effect.

        The initial dilution rate is $1.00. If a dilutive issuance occurs, then the dilution rate will be reduced to a price equal to the consideration per share paid for the common stock in the dilutive issuance. A dilution percentage equal to the percentage by which the dilution rate in effect immediately prior to the dilutive issuance is reduced in connection with the dilutive issuance will be calculated. Wave will then be entitled to receive a number of shares of common stock equal to the dilution percentage multiplied by the aggregate number of shares of common stock issued under the Termination Agreement and the note prior to the dilutive issuance. In addition, if Wave converts the note after one or more dilutive issuances has occurred, then adjustments to the number of shares issuable upon conversion of the note will be made successively in the order in which the dilutive issuances occurred and will be based on the dilutive percentages that were calculated for the dilutive issuances.

        Subject to the conversion restrictions described below, Wave and we each have the right, at any time or from time to time, to convert the note in whole or in part into shares of common stock. If the note has not been fully repaid or voluntarily converted on or prior to maturity, then the principal balance of the note automatically will convert into shares of common stock to the greatest extent possible without violating the conversion restrictions. If the conversion restrictions prevent the entire remaining principal balance from being converted at maturity, then the maturity date of the note will be extended for an additional five years.

        The conversion restrictions prohibit the issuance of shares of common stock under the Termination Agreement and the note to the extent that we have not first made or obtained any necessary notifications to and/or approvals of The Nasdaq Stock Market and our stockholders. In addition, we may not issue to Wave under the Termination Agreement and the note an aggregate number of shares of common stock that would result in Wave, together with its affiliates, beneficially owning 20% or more of the then issued and outstanding shares of common stock. We have agreed to endeavor to make the required notifications and/or obtain the required approvals, and to register the shares of common stock issuable pursuant to the Termination Agreement and the note.

        During the quarter, we issued 900 shares of our common stock for exercise of stock options.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        On November 2, 2001, both we and our wholly owned subsidiary, Pulsar, entered into separate financing agreements with Wells Fargo Business Credit ("WFBC"), which provides for the factoring of accounts receivable. During the current quarter ended September 30, 2002, we were in violation of the covenant to pay debts and obligations as they come due. We terminated the WFBC agreement related to Pulsar. During October 2002, we terminated our remaining agreement with WFBC. As of September 30, 2002, we had no net outstanding balances due WFBC. We entered into a factoring agreement with Bay View Funding as further described elsewhere in this report. See Note 12.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

10.1	Termination Agreement and Mutual Release dated effective as of August 31, 2002 by and among SSP Solutions, Inc., BIZ Interactive Zone, Inc. and Wave Systems Corp. (1)
10.2	Subordinated Convertible Promissory Note dated as of September 30, 2002 in the principal amount of $270,000 made by SSP Solutions, Inc. in favor of Wave Systems Corp. (1)
10.3
First Amendment to Standard Industrial/Commercial Single-Tenant Lease—Net dated October 23, 2002 between SSP Solutions, Inc. and Research Venture, LLC relating to real property located at 9012 Research Drive, Irvine, California (2)
10.4	Subordinated Convertible Promissory Note dated October 23, 2002 in the principal amount of $360,000 made by SSP Solutions, Inc. in favor of Research Venture, LLC (2)
10.5	Stipulation for Entry of Judgment dated October 23, 2002 between SSP Solutions, Inc. and Research Venture, LLC (2)

10.6	Factoring Agreement dated October 18, 2002, by and between SSP Solutions, Inc. and Bay View Funding
10.7	Validity Indemnification dated October 18, 2002, by Marvin J. Winkler, Co-Chief Executive Officer, in favor of Bay View Funding
10.8	Validity Indemnification dated October 18, 2002, by Kris Shah, Co-Chief Executive Officer, in favor of Bay View Funding
99.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)
Filed on October 8, 2002 as an exhibit to our Form 8-K for September 27, 2002 and incorporated herein by reference.

(2)
Filed on November 4, 2002 as an exhibit to our Form 8-K for October 23, 2002 and incorporated herein by reference.

(b)
Reports on Form 8-K.

        On August 1, 2002 and August 6, 2002, we filed a Form 8-K and an Amendment No. 1 to Form 8-K, respectively, for July 25, 2002. The Form 8-K and Amendment No. 1 to Form 8-K contained Item 4—Changes in Registrant's Certifying Accountant and Item 7—Financial Statements and Exhibits. The Amendment No. 1 to Form 8-K included as an exhibit the required response letter from our former certifying accountant. On October 8, 2002, we filed a Form 8-K contained Item 5—Other Events—relative to recent changes in the composition of our board of directors and advisory board, and the Termination Agreement and Mutual Release with Wave Systems Corp. On November 4, 2002, we filed a Form 8-K contained Item 5—Other Events—relative to the settlement enterd into with Research Venture LLC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	SSP SOLUTIONS, INC.
	By	/s/ MARVIN J. WINKLER
Marvin J. Winkler Co-Chairman of the Board of Directors, Director and Co-Chief Executive Officer (Principal Executive Officer)
	By	/s/ KRIS SHAH
Kris Shah Co-Chairman of the Board of Directors, Director and Co-Chief Executive Officer (Principal Executive Officer)
	By	/s/ THOMAS E. SCHIFF
Thomas E. Schiff Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By	/s/ SHANE J. BROPHY
Shane J. Brophy Vice President Finance (Principal Accounting Officer)

CERTIFICATIONS

I, Marvin J. Winkler, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SSP Solutions, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/  MARVIN J. WINKLER
Marvin J. Winkler,
Co-Chief Executive Officer (principal executive officer)

I, Kris Shah, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SSP Solutions, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/  KRIS SHAH
Kris Shah
Co-Chief Executive Officer (principal executive officer)

I, Thomas E. Schiff, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SSP Solutions, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/  THOMAS E. SCHIFF
Thomas E. Schiff,
Chief Financial Officer (principal financial officer)

Index To Exhibits

10.1	Termination Agreement and Mutual Release dated effective as of August 31, 2002 by and among SSP Solutions, Inc., BIZ Interactive Zone, Inc. and Wave Systems Corp. (1)
10.2	Subordinated Convertible Promissory Note dated as of September 30, 2002 in the principal amount of $270,000 made by SSP Solutions, Inc. in favor of Wave Systems Corp. (1)
10.3
First Amendment to Standard Industrial/Commercial Single-Tenant Lease—Net dated October 23, 2002 between SSP Solutions, Inc. and Research Venture, LLC relating to real property located at 9012 Research Drive, Irvine, California (2)
10.4	Subordinated Convertible Promissory Note dated October 23, 2002 in the principal amount of $360,000 made by SSP Solutions, Inc. in favor of Research Venture, LLC (2)
10.5	Stipulation for Entry of Judgment dated October 23, 2002 between SSP Solutions, Inc. and Research Venture, LLC (2)
10.6	Factoring Agreement dated October 18, 2002, by and between SSP Solutions, Inc. and Bay View Funding
10.7	Validity Indemnification dated October 18, 2002, by Marvin J. Winkler, Co-Chief Executive Officer, in favor of Bay View Funding
10.8	Validity Indemnification dated October 18, 2002, by Kris Shah, Co-Chief Executive Officer, in favor of Bay View Funding
99.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)
Filed on October 8, 2002 as an exhibit to our Form 8-K for September 27, 2002 and incorporated herein by reference.

(2)
Filed on November 4, 2002 as an exhibit to our Form 8-K for October 23, 2002 and incorporated herein by reference.

QuickLinks

TABLE OF CONTENTS SSP SOLUTIONS, INC. INDEX
PART I. FINANCIAL INFORMATION
SSP SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
SSP SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
SSP SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
SSP SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTMEBER 30, 2001 AND 2002 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
Index To Exhibits