Form 10-Q/A
period 2002-06-30
SSP SOLUTIONS INC
filed 2003-03-21
CIK 1078717

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of March 21, 2003, the registrant had 25,067,576 shares of common stock outstanding.

PORTIONS AMENDED

        The registrant hereby amends the cover page of its Form 10-Q for the quarter ended June 30, 2002 to replace the paragraph on the cover page titled "Documents Incorporated by Reference," amends Item 1 and 2 of Part I and Item 6 of Part II of the Form 10-Q to supplement and clarify the disclosures contained in those Items as included in the registrant's Form 10-Q for the quarterly period ended June 30, 2002. No material changes are being made to the registrant's consolidated financial statements and financial statement schedule.

TABLE OF CONTENTS
SSP SOLUTIONS, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2001	June 30, 2002
		(Unaudited)
Current assets:
Cash and cash equivalents	$3,257	$502
Investment in trading securities	1,360	118
Accounts receivable (net of allowance for doubtful accounts of $254 and $245 as of December 31, 2001 and June 30, 2002 respectively)	4,358	2,280
Inventories	436	140
Prepaid expenses	601	534
Other current assets	401	478
Total current assets	10,413	4,052
Property and equipment, net	361	155
Other assets	28	699
Goodwill	25,930	25,930
Other intangibles, net	691	645
	$37,423	$31,481
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,695	$91
Accounts payable	9,495	5,840
Accrued liabilities	3,343	4,924
Note payable to related party	392	—
Deferred revenue	203	284
Accrued rent	1,064	494
Total current liabilities	16,192	11,633
Long-term debt, less current installments, net of unamortized debt issuance costs	2,500	781
Deferred revenue	46	—
Accrued rent	1,107	1,027
Total liabilities	19,845	13,441
Commitments & contingencies (Notes 8 & 11)
Stockholders' equity:
Preferred stock, $.01 par value; Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; Authorized 100,000,000 shares; issued and outstanding 20,630,754 and 21,804,482 and shares at December 31, 2001 and June 30, 2002, respectively	206	218
Additional paid-in capital	118,608	125,555
Note receivable from stockholder	(500)	—
Deferred compensation	(1,193)	(452)
Accumulated deficit	(99,543)	(107,281)
Total stockholders' equity	17,578	18,040
	$37,423	$31,481

See accompanying notes to condensed consolidated financial statements.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
Revenues:
Product	$5,895	$1,775	$10,039	$3,228
License and service	454	1,080	788	1,737
Total revenues	6,349	2,855	10,827	4,965
Costs and expenses:
Cost of sales—product	4,616	1,063	7,683	1,944
Cost of sales—license and service	117	179	250	461
Total cost of sales	4,733	1,242	7,933	2,405
Selling, general and administrative	1,681	2,309	3,454	4,644
Research and development	1,682	2,246	3,525	4,718
Amortization of intangibles	23	23	46	46
Operating loss	(1,770)	(2,965)	(4,131)	(6,848)
Other expense, net	13	382	27	521
Non-cash interest and financing expense (note 4)	—	368	—	368
Loss before income taxes	(1,783)	(3,715)	(4,158)	(7,737)
Provision (benefit) for income taxes	2	(2)	2	2
Net loss	$(1,785)	(3,713)	$(4,160)	$(7,739)
Net loss per share—basic and diluted	$(0.18)	$(0.18)	$(0.43)	$(0.37)
Shares used in per share computations—basic and diluted	9,874	20,678	9,747	20,671

See accompanying notes to condensed consolidated financial statements.

SSP SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30, 2001	June 30, 2002
Cash flows from operating activities:
Net loss	$(4,160)	$(7,739)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for losses on receivables	130	18
Depreciation and amortization	433	260
Discount on note receivable from stockholder	—	153
Non-cash interest and financing expense	—	326
Deferred compensation	—	181
Realized loss on trading securities	—	122
Changes in assets and liabilities:
Accounts receivable	709	2,060
Inventories	(125)	296
Prepaid expenses	(124)	68
Other current assets	(129)	(77)
Other assets	260	(489)
Accounts payable	2,333	(3,199)
Accrued liabilities	(183)	1,628
Accrued rent	—	(651)
Deferred revenue	(105)	35
Net cash used in operating activities	(961)	(7,008)
Cash flows used in investing activities:
Purchases of property and equipment	(47)	(8)
Proceeds from sale of trading securities	—	1,120
Net cash provided by (used in) investing activities	(47)	1,112
Cash flows from financing activities:
Stock options exercised and employee stock purchases	3	81
Stock issued for services	—	28
Borrowings on revolving note payable	10,064	1,452
Proceeds from issuance of debt		4,000
Repayment of insurance financing	(249)	(173)
Principal payments on revolving note payable and long-term notes payable to bank	(10,652)	(2,883)
Repayment of note receivable from related party	—	347
Issuance of common stock	—	(681)
Principal payments on note payable to related party	—	(392)
Net cash provided by (used in) financing activities	(834)	3,141
Net decrease in cash	(1,842)	(2,755)
Cash and cash equivalents at beginning of period	4,120	3,257
Cash and cash equivalents at end of period	$2,278	$502
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37	$105
Supplemental disclosures of non-cash investing and financing activities:
Merger costs	(750)	—
Fair value of net assets	3,231	—
Fair value of net liabilities	(3,047)	—
Goodwill and other intangible assets	61,182	—
In-process research and development	3,300	—
Deferred compensation	29	—
Market value of common stock issued and options and warrants assumed related to merger with BIZ	63,945	—
Exchange of debt for common stock	—	2,160
Debt issuance costs in exchange for warrants	—	183
Debt issuance discount	—	5,796

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

        The Network Solutions Market intangible asset consists of the following components:

Intangible
As of June 30, 2002
Gross carrying amount	$5,058
Accumulated amortization	(4,413)
$645
As of December 31, 2001
Gross carrying amount	$5,058
Accumulated amortization	(4,367)
$691

        The estimated aggregate amortization expense related to the contracts/relationships intangible asset for each of the next five years is $92.

        In accordance with SFAS 142, the Company had up until June 30, 2002 to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates. Subsequently, the Company reviewed the assumptions used in the original analysis as of March 31, 2002, and June 30, 2002 and concluded that such analyses continue to be adequate and no additional write-down was required. The Company is required to perform reviews for impairment at least annually that may result in future write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

        The Company amortizes intangible assets relating to businesses acquired and costs in excess of the fair value of net assets of businesses acquired using the straight-line method over the estimated useful lives of the intangible assets. The straight-line amortization reflects the consumption pattern of the economic benefit of the intangible assets.

        Due to the uncertainties surrounding the Company's ability to fund its operations, the Company concluded all identified intangibles assets associated with the Acquisition should be written-off. In evaluating the goodwill associated with the Acquisition, the Company utilized a fair value approach. The fair value was measured utilizing the most recent indicator of fair value, which was based upon the conversion price contained in the secured convertible promissory notes (note 4). Consequently, the Company recorded an impairment charge of $36,299 in the fourth quarter of 2001 related to all identifiable intangible assets and developed technology, as well as a portion of the goodwill acquired in connection with the Acquisition. After this impairment charge, goodwill is the only remaining intangible asset.

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

(5) BUSINESS SEGMENTS AND PRODUCT LINES

        The Company operates in two industry segments, the information security segment and the network solutions segment. Following are the revenues, cost of sales, and identifiable assets of these segments as of and for the six months ended June 30, 2001 and 2002:

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
Revenue
Information Security Products and Services	$1,945	$2,335	$3,895	$4,062
Network Solutions Market	4,404	520	6,932	903
Total Revenue	$6,349	$2,855	$10,827	$4,965
Cost of sales
Information Security Products and Services	757	746	1,679	1,530
Network Solutions Market	3,976	496	6,254	875
Total Cost of Sales	4,733	1,242	7,933	2,405

	December 31, 2001	June 30, 2002
Identifiable assets
Information Security Products and Services — Goodwill	$25,930	$25,930
Information Security Products and Services — Other Assets	2,109	2,109
Network Solutions Market	971	971
Corporate—other	8,413	2,471
Total assets	37,423	31,481

        As the Chief Operating Decision Maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

        During the three and six months ended June 30, 2001 and 2002, the Company had three distinct product lines: network deployment products, data security products and license and service. Following is a summary of total revenues by product line:

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

(12) Subsequent Events

        On August 1, 2002 the Company granted options to employees to purchase 921 shares of common stock at $1.30 per share.

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

	Percentage of Total Revenues Three Months Ended		Percentage of Total Revenues Six Months Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
Revenues:
Product	92.8%	62.2%	92.7%	65.0%
License and service	7.2	37.8	7.3	35.0
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of sales—product	72.7	37.2	71.0	39.2
Cost of sales—license and service	1.8	6.3	2.3	9.3
Selling, general and administrative	26.5	80.9	31.9	93.5
Research and development	26.5	78.7	32.6	95.0
Amortization of intangibles	0.4	0.8	0.4	0.9
Operating loss	(27.9)	(103.9)	(38.2)	(137.9)
Other expense, net	0.2	13.6	0.2	10.6
Non-cash interest and financing expense	—	12.6	—	7.3
Loss before income taxes	(28.1)	(130.1)	(38.4)	(155.8)
Provision for income taxes	0.0	(0.1)	0.0	0.1
Net loss	(28.1)%	(130.0)%	(38.4)%	(155.9)%

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

        During the three months ended June 30, 2001, we derived 11% of our revenues from sales to Gradkell Computers, Inc. During the three months ended June 30, 2002, we derived 27% and 16% of our revenues from sales to General Dynamics and the U.S. Immigration and Naturalization Service, respectively. Sales to government agencies accounted for approximately 55% and 36% of our sales during the three months ended June 30, 2001 and 2002, respectively.

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

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative ("S,G&A") expenses increased 37% from $1.7 million during the three months ended June 30, 2001 to $2.3 million during the three months ended June 30, 2002. The increase was primarily attributable to the addition of new personnel and the fulfillment of various obligations under the EDS contract, both of which were due to the Acquisition. The combination of increased S,G&A expenses and decreased total revenues caused S,G&A expenses as a percentage of total revenues to increase from 27% during the three months ended June 30, 2001 to 81% during the three months ended June 30, 2002.

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

        Of the aggregate $5.8 million convertible secured promissory notes issued, the Company allocated approximately $2.6 million to the value of the warrants and the remaining $3.2 million to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro-rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $326,000 for the period ended June 30, 2002.

        In connection with issuances of the April 16 convertible secured promissory notes and warrants, the Company incurred approximately $741,000 of debt issuance costs comprised of legal and professional fees, in addition to $183,000 in value calculated for the 110,000 warrants issued to the underwriter in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $42,000 for the three months ended June 30, 2002.

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

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative ("S,G&A") expenses increased 35% from $3.5 million during the six months ended June 30, 2001 to $4.6 million during the six months ended June 30, 2002. The increase was primarily attributable to the addition of new personnel and the fulfillment of various obligations under the EDS contract, both of which were due to the Acquisition. The combination of increased S,G&A expenses and decreased total revenues caused S,G&A expenses as a percentage of total revenues to increase from 32% during the six months ended June 30, 2001 to 94% during the six months ended June 30, 2002.

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

        Of the aggregate $5.8 million convertible secured promissory notes issued, the Company allocated approximately $2.6 million to the value of the warrants and the remaining $3.2 million to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro-rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $326,000 for the period ended June 30, 2002.

        In connection with issuances of the April 16 convertible secured promissory notes and warrants, the Company incurred approximately $741,000 of debt issuance costs comprised of legal and professional fees, in addition to $183,000 in value calculated for the 110,000 warrants issued to the underwriter in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $42,000 for the six months ended June 30, 2002.

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

        During the fourth quarter of 2001, due to the uncertainties surrounding the Company's ability to fund its operations, we determined that certain identifiable technology and developed technology acquired in connection with the Acquisition were no longer going to be pursued. Additionally, we anticipate a delay and/or indefinite reduction in projected revenues from the Acquisition. Accordingly, we performed an impairment analysis.

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

        At June 30, 2002, accounts receivable totaled $2.3 million as compared to $4.4 million at December 31, 2001. This decrease was mainly attributable to the decreased sales of the network deployment segment of the business. The decrease was a source of cash in the amount of $2.1 million. During the same time period, accounts payable decreased from $9.5 million to $5.8 million. This accounts payable decrease was mainly attributable to the decreased purchase of goods for sale through the network deployment business segment and used cash in the amount of $3.2 million. During the same time period, accrued liabilities increased from $3.3 million to $4.9 million. This increase in accrued liabilities was mainly attributable to the accrual of development cost under a contract with Wave Systems Corp. The Company anticipates the trend of lower accounts receivable and accounts payable to continue until sales increase. The increase in accrued liabilities will continue through December 31, 2002 unless either the Company's liquidity improves to allow payment of accrued costs or Wave Systems converts amounts due into common stock.

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

        On April 16, 2002, we raised $5.0 million through the issuance of $4.0 million in 10% secured convertible promissory notes, $653,000 in unsecured non-convertible promissory notes ($153,000 held by co-chairman Mr. Shah and $500,000 held by co-chairman Mr. Winkler) and the pre-payment of a $500,000 note due from Kris Shah, less a discount of $153,000 (see note 6). The discount was based upon a present value using the rate of 20% for early payment and is being charged against earnings in the current quarter. In connection with the issuance of the secured convertible promissory notes the Company incurred approximately $626,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. All promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum, which will be paid quarterly in cash, or at our discretion, in common shares based upon the trailing thirty (30) day average prior to the interest due date; and the $4.0 million secured convertible promissory notes are convertible, in whole or in part, at the option of the holder into an aggregate of approximately 4.0 million shares of our common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the secured convertible promissory notes have detachable warrants exercisable for three years to purchase up to an additional 2.4 million shares at $1.30 per share. In conjunction with the April 16 closing of the 10% secured convertible promissory notes, $1.75 million of principal and $46,000 of accrued interest of the Notes were exchanged for the 10% secured convertible promissory notes and detachable warrants to purchase 1.078 million shares at $1.30 per share. The secured convertible promissory notes automatically convert prior to maturity if our common shares trade at or above $3.00 per share with average volume of 100,000 shares per day for 20 consecutive trading days. We are subject to restrictive covenants related to the secured convertible and unsecured non-convertible promissory notes that prevent us from pledging intellectual property as collateral. In June 2002 Mr. Shah and Mr. Winkler exchanged their unsecured non-convertible promissory notes together with accrued interest for 119,379 and 390,705 shares, respectively, of our common stock based upon an exchange price of $1.30 per common share, which represented a premium above the trading price of our common stock.

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

  Unanticipated costs relating to the Acquisition could reduce our future earnings or increase our future losses

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SSP Solutions, Inc. filed with the Secretary of state of Delaware filed July 12, 2002
10.37
Amendment Number 1 to OEM Agreement between Control Break International Corp. and SSP Solutions, Inc. (incorporated by reference to Exhibit 10.37 contained in Registrant's Form 10Q filed with the Commission on August 14, 2002)
10.38
Contribution Agreement dated May 3, 2002 between Venetian Casino Resort, LLC and SSP Gaming, LLC. (incorporated by reference to Exhibit 10.38 contained in Registrant's Form 10Q filed with the Commission on August 14, 2002)
10.39
Form of Warrant to Purchase 110,00 Shares of Common Stock dated April 16, 2002 issued to William Blair & Company, L.L.C. (incorporated by reference to Exhibit 10.39 contained in Registrant's Form 10Q filed with the Commission on August 14, 2002)
10.40
AMENDED AND RESTATED OPERATING AGREEMENT OF SSP GAMING, LLC dated May 31, 2002 by and between Game Base of Nevada, Inc. and SSP Solutions, Inc. (incorporated by reference to Exhibit 10.40 contained in Registrant's Form 10Q filed with the Commission on August 14, 2002)
10.41
Securities Purchase, Registration Rights and Security Agreement dated April 16, 2002 by and between the investors named therein and the Registrant (incorporated by reference to Exhibit 10.1 contained in Registrant's Form 8-K filed with the Commission on April 22, 2002)
10.42
Form of Secured Convertible Promissory Note dated April 16, 2002 by and between the investors named their in and the Registrant (incorporated by reference to Exhibit 10.2 contained in Registrant's Form 8-K filed with the Commission on April 22, 2002)
10.43
Form of Warrant to Purchase Common Stock dated April 16, 2002 by and between the investors named therein and the Registrant (incorporated by reference to Exhibit 10.3 contained in Registrant's Form 8-K filed with the Commission on April 22, 2002)
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

Date: March 21, 2003	SSP SOLUTIONS, INC.
	By	/s/ MARVIN J. WINKLER Marvin J. Winkler Co-Chairman of the Board of Directors, Director and Co-Chief Executive Officer (Principal Executive Officer)
	By	/s/ KRIS SHAH Kris Shah Co-Chairman of the Board of Directors, Director and Co-Chief Executive Officer (Principal Executive Officer)
	By	/s/ THOMAS E. SCHIFF Thomas E. Schiff Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By	/s/ SHANE J. BROPHY Shane J. Brophy Vice President Finance (Principal Accounting Officer)

CERTIFICATIONS

        I, Marvin J. Winkler, certify that:

  1.
  I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of SSP Solutions, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 21, 2003

/s/  MARVIN J. WINKLER

Marvin J. Winkler,
Co-Chief Executive Officer (principal executive officer)

        I, Kris Shah, certify that:

  1.
  I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of SSP Solutions, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 21, 2003

/s/  KRIS SHAH

Kris Shah
Co-Chief Executive Officer (principal executive officer)

        I, Thomas E. Schiff, certify that:

  1.
  I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of SSP Solutions, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 21, 2003

/s/  THOMAS E. SCHIFF

Thomas E. Schiff,
Chief Financial Officer (principal financial officer)

Index To Exhibits Filed with this Report

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SSP Solutions, Inc. filed with the Secretary of state of Delaware filed July 12, 2002
99.1	Certification of co-chief executive officers and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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
SSP SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
SSP SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
SSP SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001 AND 2002 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
Index To Exhibits Filed with this Report