Form 10-K
period 2002-12-31
SSP SOLUTIONS INC
filed 2003-04-15
CIK 1078717

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                    FORM 10-K
                                ________________

  (MARK ONE)

      [X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                                       OR

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

                                YES [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the common equity, as of the close of business on June 28, 2002: $12,022,171. The registrant has no non-voting common equity.

     As of March 31, 2003, the number of outstanding shares of the registrant's common stock was 25,067,576.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                                                      PART I
                                                                                                          PAGE
ITEM 1.    BUSINESS......................................................................................... 3

ITEM 2.    PROPERTIES.......................................................................................18

ITEM 3.    LEGAL PROCEEDINGS................................................................................19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................20

                                                      PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................20

ITEM 6.    SELECTED FINANCIAL DATA..........................................................................21

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS............................................................................23

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................51

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................51

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.............................................................................52

                                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................52

ITEM 11.   EXECUTIVE COMPENSATION...........................................................................54

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS..................................................................61

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................65

ITEM 14.   CONTROLS AND PROCEDURES..........................................................................68

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................69

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.................................F-1

INDEX TO EXHIBITS...........................................................................................70

SIGNATURES .................................................................................................75

CERTIFICATIONS..............................................................................................76

EXHIBITS FILED WITH THIS REPORT.............................................................................79

                                                      PART I

ITEM 1. BUSINESS

INTRODUCTORY NOTE

         For purposes of this report, unless the context indicates otherwise, references to "we," "us," "our," "SSP" and the "Company" shall mean or refer to SSP Solutions, Inc. In addition, unless the text indicates otherwise, the term "SSP" refers to SSP Solutions, Inc. and its subsidiaries.

CORPORATE OVERVIEW

         We are a Delaware corporation that was formed on January 30, 1997 under the name Litronic Inc. We did not engage in operations until we completed our initial public offering of common stock in June 1999. Immediately prior to the offering, we acquired Litronic Industries, Inc. in a stock-for-stock exchange. Concurrently with the offering, we acquired Pulsar Data Systems, Inc. ("Pulsar"), a Delaware corporation, in a stock-for-stock exchange.

         Litronic Industries, Inc. was formed in California in April 1970 and, at the time we acquired it, Litronic Industries was engaged in the design and production of high-grade information security solutions. Pulsar was formed in Delaware in February 1984 and, at the time we acquired it, Pulsar was engaged in the sale of computer hardware, software, peripheral equipment, and support services to governmental agencies and commercial enterprises throughout the United States.

         In August 2001, we acquired BIZ Interactive Zone, Inc. ("BIZ"), a corporation that was formed in Delaware in July 2000, in a transaction through which we acquired all of the outstanding shares of BIZ common stock in exchange for the issuance of shares of our common stock, and we changed our name to SSP Solutions, Inc. At the time we acquired BIZ, BIZ had developed, designed, and was in the process of marketing security solutions for the financial, government, healthcare, education, and entertainment industries.

         In January 2002, we formed SSP Gaming, LLC ("SSP Gaming"), a Nevada limited liability company, to conduct all business and any required financing activities relative to the gaming industry. In June 2002, SSP Gaming and the Venetian Casino Resort, LLC, a Nevada limited liability company based in Las Vegas, Nevada, executed an operating agreement to form Venetian Interactive, LLC ("VI"), a Nevada limited liability company. The purpose of VI is to provide management services, consulting services, financial services, intellectual property licensing services, and equipment to the online gaming industry in venues where such activity complies with all regulatory requirements, and to develop and operate Venetian Casino Resort branded casino Internet sites.

         We currently operate in two business segments: the information security segment and the network solutions segment. During 2002, we derived approximately 91% of our revenues from our information security segment operations and approximately 9% of our revenues from our network solutions segment operations. As of March 31, 2003, we had backlog of $4.0 million of which $3.8 million or 97% was related to licenses and services and $136,000 or 3% was related to data security products. The license and service backlog consisted of $542,000 related to our Fortezza(R) support contract, $148,000 related to our subcontract with General Dynamics and $2.7 million related to development efforts underway to add the Java operating system to our ForteTM card. As of December 31, 2001, we had a backlog of approximately $1.1 million consisting of $218,000 related to data security products and $910,000 related to network deployment products. Further financial information regarding our business segments is contained in Note 11 of our audited consolidated financial statements that are included in Item 8 of this report.

INDUSTRY BACKGROUND

         Consumers, businesses and government agencies are increasingly dependent on the Internet and IP-based networks to conduct electronic commerce and communications. The increasing reliance on shared electronic data has caused data security to become a paramount concern for both government and private industry. Continued expansion of electronic commerce and communications and recent world events necessitate improved security measures to irrefutably verify the identity of a party over a communication channel and to ensure the maintenance of confidentiality when transmitting information. Many client operating systems and Internet protocol-based networks lack fundamental, yet critical, security features such as data privacy and integrity, identification, authentication, non-repudiation, and auditing. Internet protocol, or IP, is a protocol developed to enable the transmission of information as packets of data from a source to a recipient using dynamically changing routes, with the data being reassembled at the recipient's location into the original information format.

         End-to-end data security concerns can be addressed by a variety of means. Traditionally, enterprises relied heavily on passwords to restrict access to proprietary information and materials. However, because of the risk of loss or theft, more advanced protective measures have been developed to include combinations of passwords and tokens with message encryption and biometric devices. Biometrics devices are hardware devices that incorporate fingerprint identification, voice, hand geometry, facial recognition, iris scan or other methods to positively identify an individual. A token can take any number of forms (a ring, a key, a credit card size piece of plastic), into which an electronic device can be embedded. The token carrying the electronic device can then be used for any number of purposes: to access a facility; to access a computer network or desktop; or to validate the identity of the token holder. Regardless of the form of the data security device, the level of security provided is evaluated based on a set of fundamental principles, which include the following:

         o IDENTIFICATION AND AUTHENTICATION. Verifies the identity of the authorized users to prevent unauthorized access to proprietary information and resources.

         o CONFIDENTIALITY. Involves the encryption of data transmissions so only the intended recipient can access the information to ensure privacy.

         o DATA INTEGRITY. Ensures that data is not compromised or manipulated.

         o NON-REPUDIATION. Prevents the sender of data transmissions from disclaiming or repudiating authorship so that the sender cannot deny the occurrence of the transaction.

         o AUDIT CONTROL. Retraces information access and facilities use over a particular time period at a system administration level so an enterprise can monitor and record authorized and unauthorized user activity.

         o SECURED SYSTEM ADMINISTRATION. Maintains and controls corporate intranets centrally through file encryption, password maintenance, audit control, certificate and cryptographic key management and device accessibility control.

         The process of implementing appropriately stringent, best-in-class data security solutions requires specialized skills that generally are not resident within corporate information technology departments. We provide the technology, products and services necessary for most companies to implement or manage their data security infrastructure. The open architecture of our products makes them compatible with virtually all commonly used network hardware and enables them to operate independently of algorithms, platforms, applications and tokens. We believe that as the use of the Internet and Internet-based networks continue to grow the need for security solutions will fuel demand for our products and services.

OUR SOLUTION

         We provide data security solutions for network communication systems. We have provided innovative data security solutions for government communications systems for more than thirty years. We provide software, a secure operating system and hardware products:

         o for the authorization, authentication, and administration of an organization's security protocols, and

         o tokens and card reader products that can be used by an organization and its members to protect digital data, thereby securing the transmission of that digital data via encryption or decryption of that data on a real-time basis.

         In addition to selling hardware and software products, we provide support and maintenance services for specific government communications programs. Our products are designed and developed in the United States.

         Our products are based upon open standards, public key infrastructure ("PKI") technology and encryption algorithms that provide strong and persistent protection of digital content and information. Our tokens can take nearly any form that meets a customer's requirements, but most often take the form of a smart card, which makes the token portable. The smart card token combines a secure operating system and software within the hardware device. Our card reader products include software that allows secure communications between a smart card and a client device, such as a desktop or laptop computer.

         Our products target the authorization, authentication, and administration security marketplace, which is referred to as the "AAA" market space. For servicing AAA requirements, one product we developed is the Profile ManagerTM ("PM"). Originally developed for use within the federal government, the PM product provides digital identity management administration for either a public or private organization. This administration includes the ability to verify the identity of an individual (authentication); assign the permitted activities or access rights of that particular individual (authorization); and track or modify the digital identity and authorizations of the individual (administration).

         To provide a high-level assurance token for use in government programs and commercial markets, we developed the ForteTM chip that has recently been delivered to several government and private sector customers for testing. Combining our USA operating security system ("USA OSSTM") with the ForteTM chip, we created an embedded security system on a chip that can decrypt and encrypt streaming digital data, such as music or voice over IP. By placing the ForteTM chip and the USA OSSTM onto a smart card, we created the Universal Secure Access Card ("USA CardTM") that allows the streaming of audio content to wireless devices and personal computers, or PCs, without the need for storage and redundant data processing. Through the flexibility of its design, our USA CardTM allows the management of multiple digital IDs, passwords, certificates and credentials. This means our USA CardTM is programmable and addressable, and can securely support and store multiple applications. Based upon an open standards platform, our Forte/USA OSS technology can secure the transmission and authorized access of digital content, regardless of the method of transmission or method of encryption. Our USA CardTM contains our patented universal serial bus ("USB") interface that recognizes and automatically adjusts to high-speed USB data transmission or to the slower International Standards Organization ("ISO"), standard of legacy systems. In computerese, "bus" most commonly means the data pathway that connects a processor to memory and to other "peripheral" devices.

         Building on our history of supplying robust security products for the intelligence community, we believe our two core technologies, PM and the USA Forte chip, are positioned to become a part of the standard for secure government communications. PM and the USA Forte chip, together with the services we provide to support government secure communications programs, form the building blocks for the Department of Defense's ("DoD") next generation PKI initiative. This DoD PKI initiative is a single framework for modernizing and unifying the management of keys used to encode and decode information throughout the entire national security community. We anticipate that over time, this next generation PKI initiative will touch every application and security measure used by members of the intelligence community - both inside and outside of federal and state governments.

         To communicate securely with governments in the future, non-government organizations may need to utilize elements of security that we developed for government programs. By building our products on open standard platforms, we enable organizations to incorporate our security products in a manner much like adding a utility function to their current application programs. Alternatively, an organization may license and install the entire robust PKI-based system for its internal secure communications as well as for its communications with government entities. Organizations can use our USA CardTM with the ForteTM chip as the security token used by their members, and our PM product can administer and manage the card issuance, authorization and authentication functions. Adoption by customers of our recently developed products is part of the continuing migration of secure communications to ever increasing levels of trust as outlined below.

         We are a supplier of products and services to the Defense Messaging System ("DMS") and Common Access Card ("CAC") programs described below. The products we supply to those programs can be migrated without replacing entire systems into planned evolutions to higher assurance level and more flexible systems also outlined below.

     DMS/FORTEZZA(R) PROGRAM

         DMS is one of the largest PKI implementations in the world. DMS messages travel over the Defense Information Systems Network, which distributes voice, video and data messages. Fortezza(R), Italian for "fortress," is a family of security encryption products trademarked by the U.S. government's National Security Agency. DMS is a worldwide effort to secure DoD communications, and is designed for sending classified and top-secret information and delivering messages to DoD users as well as to other agencies and contractors.

         Our hardware products that support DMS include the ARGUS line of readers and smart cards. Products sold by us and other vendors for use in DMS must be Fortezza(R) compliant, meaning the products must be based upon Fortezza(R) encryption standards. We are the sole source of support services for Fortezza(R) compliant products used in the DMS, whether the products are sold by us or by any other vendor. While widely used by U.S. government agencies, the U.S. government has identified the need to migrate many Fortezza(R) users to more flexible levels of security developed under the next generation PKI initiative outlined below.

     CAC PROGRAM

         The CAC is a DoD access card badge that provides government employees with secure physical and logical access. The CAC also manages the individual benefits, such as medical benefits, for government employees. Our NetSign(R) CAC for the armed forces is a complete smart card client package that provides network security and desktop protection for CAC users. To date, we have been chosen by two branches of the armed services to deliver NetSign(R) CAC software for smart card integration. We recently began shipments of this software for initial deployment to one of the armed services. Based upon deployment within the DoD, there are 6 million potential users of this product. We anticipate there will be a demand to migrate many, if not all, CAC users to the next generation PKI products.

     DOD NEXT GENERATION PKI AND EXTENSION INITIATIVES:

         We were selected to develop the architecture for the next generation PKI and related extension initiatives for the DoD. This PKI initiative is a single framework for modernizing and unifying the management of keys used to encode and decode information for government departments and agencies, including Homeland Security. The federal government's PKI initiative program uses our PM and NetSign(R) solutions, and may eventually incorporate our USA CardTM.

     FORTETM -BASED USA CardTM

     Although the USA CardTM originally was developed to government specifications, its power and flexibility will allow for a variety of government and commercial applications. The USA CardTM will be compliant with our NetSign(R) CAC product, which will allow migration of CAC users and Fortezza(R) -based security users to higher assurance levels. At the same time, the flexible design of the USA Card TM will allow for multiple uses of the card. For example, while functioning as a CAC card, the USA CardTM can provide secure processing of voice over IP and secure access to commercial functions, including financial services. The USA CardTM can support multiple applications, all partitioned or separated from other applications resident on the card. The USA CardTM can provide an interface or crossover between processing government security needs and serve as a platform for secure commercial applications.

         When used in conjunction with biometrics, such as a fingerprint or an iris scan, the USA CardTM provides three levels of authentication consisting of identifying: something you have (the USA CardTM); something you know (a personal identification number ("PIN")), and something you are (a biometric, such as a thumbprint). An authentication occurs when all three items are present simultaneously. This provides a high level of protection in the commercial and government markets. We recently began work on a funded development program to Java-enable the USA CardTM, which will allow the USA CardTM to support commercial users, which mostly use Java-based applications. Java is a high-level programming language developed by Sun Microsystems. Adding Java to our USA OSSTM will increase the number of potential USA CardTM users.

     PLANNED COMMERCIAL AND PUBLIC AGENCY INITIATIVES

         Building on our success with secure government communications and in organizations communicating with government agencies, we are developing independent initiatives to take our products into commercial and public agency markets.

         We view future extension of our core technologies into the private sector as follows:

         o KEY MANAGEMENT ENTERPRISE ("KME"). KME is the extension of DoD next generation PKI initiatives technology to commercial enterprises.

         o KEY MANAGEMENT SERVICES ("KMS"). KMS is the development of managed security services, including a hosted application service provider ("ASP") for security-enabled applications and products.

         o KEY MANAGEMENT CONSUMER ("KMC"). KMC is the extension of DoD next generation PKI initiatives technology to the consumer community.

         o USA CARDTM. The USA CardTM can serve as an identity card and support multiple applications in disparate markets. The USA CardTM combines a sophisticated operating system with a tamper proof, patented USB Interface to transfer data at speeds up to 12 megabits, or millions of bits, per second, and automatically adjusts to the slower ISO standard if USB is not available on the device connected to the USA CardTM.

         The following examples illustrate our digital security offerings in government and commercial settings:

         CASE 1: PKI PRODUCTS. The DoD's next generation PKI initiative involves undertaking a comprehensive communications program to redesign a secure infrastructure for both physical and virtual environments. This initiative is designed to be deployed across a broad range of applications, including financial transactions, e-commerce, personnel records, tactical operations, and command and control functions. The DoD needs to secure its own internal electronic communications activities, as well as electronic communications activities with federal agencies, allies and coalition forces, military and civilian personnel, and business partners in the U.S. and abroad. The next generation PKI initiative elements include system hardware and software architecture, cryptographic tokens and cards, and the management elements of policies and procedures for issuing and managing the cryptographic keys and cards. PKI is a major constituent of the program. The next generation PKI initiative includes the rights to the application program interface ("API") to communicate with organizations outside of government. Having to use the API to communicate with government users may stimulate demand by the private sector for the commercial versions of next generation PKI products based upon the same open standards platform. This type of adoption of next generation PKI products should bring a higher level of secure digital protection into the commercial market.

         CASE 2: CAC MIDDLEWARE PRODUCTS. The CAC is the electronic identification card for the DoD is designed to give employees and contractors access, both physically and electronically, to DoD infrastructure such as facilities and secure e-mail. Our CAC middleware allows the CAC to utilize a PKI token in the DoD electronic infrastructure. The CAC middleware then interfaces with the e-mail system to enable several key functions, including digital signatures for e-mails and encryption of e-mail content. These products also allow the CAC to be used for Web-based Secure Socket Layer, or SSL, sessions and for PKI-based computer log-on. Under existing purchase contracts, our middleware products may be used throughout the DoD and other government civilian agencies.

         CASE 3: DIGITAL/SATELLITE SERVICE PROVIDERS AND THE USA CARDTM. Industry periodicals estimate there are over 200 million pay television subscribers around the world and a large untapped market in China. Generating billions of dollars in annual revenues, pay television has the associated problem of widespread signal piracy. Industry periodicals also estimate that more than $1.5 billion of revenue is lost each year due to piracy. To combat this piracy, network operators have implemented a security technology known as conditional access ("CA") to protect their networks. CA is implemented via smart card technology. The USA CardTM's high level of assurances and tamper resistant design, and the ability to download secure upgrades to the previously issued USA

CardsTM, creates a flexible platform for security. The addition of Java to the USA CardTM will build a competitive advantage by allowing for commercial applications that today are limited by slow speed transmission over phone lines.

         CASE 4: ON-LINE GAMING, ENTERTAINMENT AND INTEGRATED HOSPITALITY. By using KMC for authentication, authorization and administration, a resort can issue to all or a portion of its guests a private-labeled form of the USA CardTM to control physical access (to their rooms, clubs or other facilities), offer the ability for charging purchases, and integrate the guest into affinity programs and offers to selected guests. For qualified guests, the same card can be used as a credit card. In conjunction with the purchase or issuance of a card reader, upon leaving the resort guests can securely access affinity sites, authorized and properly licensed on-line gaming sites and, when properly authenticated, have the USA CardTM provide identifying information for site log-on or on-line purchases.

         Through a subsidiary, we have a joint ownership interest with Venetian Casino Resort, LLC in an online venture that is described in Note 8 to our consolidated financial statements.

PRODUCTS AND SERVICES

         Our Internet data security products provide a high level of security for secure e-mail, secure file transport, file protection, remote access, authentication and authorization in an open multi-platform standards-based framework. Our data security products are designed with an open architecture so they can operate independently of algorithms, platforms, applications and tokens. The following sections describe our individual products and their functions. These products are used within the Fortezza(R) and CAC programs described earlier in this report, and will be used as a migration tool for those users that are upgraded into the DoD's next generation PKI initiative.

    SOFTWARE

         NETSIGN(R) CAC. NetSign(R) CAC is a complete smart card client package that provides network security and desktop protection for users of the General Services Administration ("GSA") CAC. With a NetSign(R) CAC-enabled system, users can be assured of strong authentication, confidentiality and non-repudiation at speeds substantially faster than competitors' products. Non-repudiation means that the identity of the user is established on a basis such that the user cannot deny the fact that they participated in or initiated a particular transaction. NetSign(R) CAC allows users to digitally sign and encrypt e-mail and access secure Web sites via Microsoft and Netscape e-mail and browser packages. By supporting Windows 2000 certificate-based logon and workstation locking using CAC smart cards issued by DoD, NetSign(R) CAC offers a high level of desktop security. We have collaborated with prime contractors in bidding on some CAC programs and have bid directly on other CAC programs. To date we have been awarded one direct bid $9 million indefinite-delivery, indefinite-quantity contract and one $9 million indefinite-delivery, indefinite-quantity contract as a sub-contractor. The pricing of our products is the same under both bidding processes.

         NETSIGN(R) AND NETSIGN(R) GT (GLOBAL TRUST). These products are software adapters that integrate smart cards and digital certificate technology to enhance security in electronic commerce software systems. They are used for e-mail, Internet access, file access, and Web browsers like Netscape Communicator and Microsoft Explorer. NetSign(R) and NetSign(R) GT software products are bundled, or packaged, with a smart card reader/writer and with smart cards. NetSign(R) GT supports the Identrus bank security model, which is a regulated policy framework that provides financial institutions and their customers with a global standard for digital identity authentication and PM GT.

         PM AND PM GT. PM is a complete PKI lifecycle management solution. PM provides token-based security systems management from initialization to secure archive and recovery of information. For the recovery of token-based information, PM provides an optional integration with a secured database of private keys and other user identification information, and the use of third-party certificate authorities. PM integrates with NetSign(R), NetSign(R) GT, and other token-enabled products to provide a complete solution for a company's security requirements. PM includes secure Internet access, digitally signed and encrypted e-mail, desktop file encryption and secure remote network access. PM GT supports the Identrus bank security model and NetSign(R) GT.

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

    TOKENS AND TOKEN READERS

         THE USA CARDTM FAMILY. We have completed the development of next generation PKI cards in cooperation with Atmel and the NSA. Forte, the newest member of the USA CardTM family, is a high-speed 32-bit system on a chip microprocessor that is designed with a high-speed USB interface in addition to the ISO interface. The USA CardTM's will have a larger storage capacity and faster processing speed than existing smart cards. Forte offers Personal Computer Memory Card International Association, or PCMCIA, level of performance at a price competitive with PKI smart cards. We anticipate commercial shipments of the Forte based USA CardTM to begin in 2003.

         OTHER LEGACY SECURITY TOKENS. In addition to the USA family of smart cards, we offer off-the-shelf ISO standard smart cards ranging from storage-only cards to cards containing cryptographic capabilities. Because our products are open-architecture, open-platform and open-token, as well as algorithm and API independent, they work with third-party tokens, such as PCMCIA cards, smart cards, rings, proximity cards and plastic keys and other commercially available tokens that can be used with our reader/writers and application software.

         SSP 210 SMART CARD READER. Our NetSignia 210 Smart Card Reader is an ISO 7816-compliant device featuring direct communication between the host computer and the smart card.

         SSP 250 BIOMETRIC SMART CARD READER. Our 250 Biometric Smart Card Reader integrates fingerprint biometrics to secure data transmissions, protect communications and transactions, and prove identity in networked and physical environments. With its embedded fingerprint verification system, our 250-card reader represents a significant advance in digital security, bringing the same level of protection, authentication and non-repudiation to virtual transactions. Our 250 card reader also enables strong levels of physical access and verification of identity, promising powerful security for employee verification, funds transfer, encrypted communications and granting of physical and electronic access to personal records, documents or transactions.

         ARGUS 3015 DUAL CARD READER. Our 3015 Dual Card Reader is a USB device that can simultaneously accommodate a DMS Fortezza(R) card and a CAC card. Our 3015 Dual Card Reader is plug-n-play solution that provides full functionality for a variety of DMS applications and is available as an internal bay-mounted unit and as an external freestanding device. Our 3015 Dual Card Reader supports both DoD Fortezza(R) and CAC while providing an interface to PC systems. Our 3015 Dual Card Reader is forward compatible with 64K memory capacity smart cards that have a USB connector, which is the next generation of secure USA CardTM.

         ARGUS 300. The ARGUS 300 consists of a tamper-resistant industry standard architecture ("ISA") or peripheral component interconnect ("PCI") bus board and external reader/writer and is connected to the keyboard. The ARGUS 300 incorporates data encryption standard ("DES") encryption technologies and offers additional security features such as boot protection, electronic commerce security and protected PIN path directly through the board rather than through an external device that might be tampered with by an unauthorized user. The ARGUS 300 is validated for electronic signature by the National Institute of Standards and Technology, the U.S. Treasury Department and the U.S. General Accounting Office.

         PCMCIA CLIENT READER/WRITER. We offer a series of single and dual-socket PCMCIA card reader/writers for both internal and external application, that interface via various ports such as small computer systems interface ("SCSI"), ISA bus, PCI bus, USB and parallel port. These reader/writers incorporate our proprietary device drivers, which provide the interface between the reader/writer and its application software, such as Maestro and third-party application software.

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

    HARDWARE

         SSP XBOARD. We have developed a server accelerator, formerly called the Cipherserver, which is designed to maximize the performance of secure Web servers by eliminating the processor bottlenecks incurred by SSL. The XBoard off-loads the public key functions to on-board processors, frees up central processing unit ("CPU") resources, and provides almost instantaneous responses to the customer.

    SERVICES

         HIGH ASSURANCE TOKEN DEVELOPMENT. We have a funded development program to add the Java operating system to the USA CardTM's USA OSS. Once complete, the addition of a Java operating system will allow applications already developed in Java to run in the secure USA CardTM environment. This will make the USA CardTM interoperable for government or commercial markets, which will broaden the status of USA CardTM as a flexible and secure standard for identification and processing of encrypted digital data. Work on this program is a fixed price milestone delivery contract with estimated completion during the second quarter of 2004.

         FORTEZZA(R) SUPPORT SERVICES. We are the sole source for support of the cryptologic interface ("CI") Library that is a platform independent, C language binding to the functionality of the Fortezza(R) cards. This library can be linked into an application, giving Fortezza(R) cryptographic capabilities such as encryption, hashing, and digital signatures. The CI Library hides from the developer the complexity of interacting with the device drivers and PCMCIA readers on the various platforms and input/output ("I/O") buses. Our multiple-access library was designed to meet the needs of the most demanding applications. These include sophisticated applications such as Web and database servers, firewalls, mail transport agents, and other high-availability, high-performance systems. The contract for these services is awarded annually, with work performed on a cost-plus-award-fee basis.

         NEXT GENERATION PKI INITIATIVE. We perform development work for this program under firm-fixed price, cost-plus-award-fee, and time-and-materials contracts. When the project is complete, we will sell site licenses for the completed Web-enabled technology to both government users and users in the private sector.

         SUPPORT AND MAINTENANCE. Purchasers of site licenses will need to separately purchase annual support contracts for those licenses in order to maintain support services for the operating systems.

    LICENSING

         NEXT GENERATION PKI INITIATIVE. We license the Web-enabled software package in two different forms of per site license: either an unlimited number of users per server or 50,000 users per server. Each requires the separate purchase of annual maintenance at the time a site license is executed or at a later date. To date, we have sold two site licenses to federal government users.

         USA OSS. Certain large-scale original equipment manufacturers ("OEMs") may license this technology for inclusion in their design in lieu of purchasing a chip set containing the USA OSSTM. Potential users are in the wireless chip manufacturing and design and hardware security module manufacturing areas. Wireless can include cell phones, personal data assistants and wireless laptops computers. To date, we have not entered into any licensing arrangements, but we may do so in the future.

         PKI PROFESSIONAL SERVICES. Designed to complement in-house resources and meet an organization's security requirements, our professional services team develops solutions that address the lifecycle of a security system from planning, installation and training through deployment and maintenance. On a contract basis, we periodically customize software or device drivers according to a customer's needs.

BUSINESS STRATEGY

         Our objective is to become the leading provider of data security solutions for the digital economy. We intend to build upon our two open standards core technologies, Profile Manager and the ForteTM chip, developed for government deployment. Organizations supporting or communicating with government agencies that adopt the next generation PKI initiatives will be heavily influenced to adopt those same standards for their own communications. The ability of the ForteTM chip to add applications to a product already deployed to millions of users will be of great appeal to providers of commercial products and services, as they will be able to instantly present their products or services to targeted markets. Key elements of our strategy include:

         o MAINTAIN TECHNICAL LEADERSHIP IN SECURED COMMUNICATIONS. We plan to continue to innovate and maintain a leadership position in the digital security arena. We have provided innovative data security solutions for several leading government programs. For instance, our NetSign(R)CAC smart card client package and Argus Fortezza(R)products have been chosen by the U.S. DoD to provide network security and desktop protection for many of its organizations. We were also selected by General Dynamics to participate in developing the next generation PKI driven identity management framework for the U.S. government. By adapting current products produced under these programs for commercial requirements, we believe our open architecture approach can potentially become a standard for the private sector.

         o EXPAND OUR TARGETED CUSTOMER BASE. We have a long and successful history of providing data security products and services to the government sector. Our business strategy is to continue our deployment of our core technology in the government market. We will then leverage that deployment, together with our expertise in driving Internet security solutions, into various commercial and consumer markets.

         o STRENGTHEN RELATIONSHIPS WITH STRATEGIC PARTNERS, SYSTEMS INTEGRATORS, AND OEMS. We intend to continue developing relationships with strategic partners, systems integrators, and OEMs to further penetrate government and commercial data security markets. As digital security becomes an imperative, our leading solutions will enable systems integrators and OEMs to create value-added solutions for their customers. We believe that by leveraging these types of relationships, we will have the greatest opportunity to be included in large installations.

         o PROMOTE SALES OF STAND-ALONE COMPONENTS. We have created the first open embedded, portable security architecture that simultaneously supports PKI and multiple standards of digital rights management. Our open standards approach will enable our various products to be sold as individual components. For example, by connecting a smart card reader through a USB port, a PC user can incorporate a secure device for accessing records, paying for products, or securing the transmission of information.

         o ESTABLISH A BRAND NAME. It is our goal to establish a brand name equated with assurance and security. We intend to build our brand by emphasizing our assurance capabilities in our sales message, and through joint marketing efforts with strategic partners.

SALES, MARKETING AND DISTRIBUTION

         We market, sell and distribute both data security products and services via the Internet, direct sales force, manufacturers sales representatives and other targeted sales channels. Our targeted channels include systems integrators, value added resellers ("VARs"), OEMs, strategic alliances, and international distributors. We intend to devote significant resources toward marketing efforts and business development activities designed to build our brand name and expand our business distribution channels.

    DIRECT MARKETING

         As of March 31, 2003, we employed 10 full-time personnel to perform direct sales, technical sales support, business development and marketing. This sales force targets markets that include: enterprises, consumers, home entertainment, various vertical markets, and federal, state, local, and foreign government agencies. Our sales force is responsible for soliciting prospective customers and providing technical and application advice and support for our products and services. We intend to further penetrate these target markets by using direct sales personnel with significant expertise. We have recently added personnel experienced in chip and hardware sales to our sales staff, together with sales representatives in several geographic areas. These personnel will present the hardware and operating system capabilities of our Forte product line that will be available in 2003.

    INDIRECT MARKETING

         An important component of our sales strategy is the development of other targeted sales channels. These channels include systems integrators, value-added network service providers, and OEMs. In addition to the efforts of our direct sales force, a significant portion of the marketing and distribution of our products in the future will be attributed to our strategic relationships with third parties and their established distribution channels. We anticipate that these third parties will provide us with contacts to prospective customers to which we would not otherwise have access. As part of our expansion strategy, we will seek to develop relationships with additional third-party sales channels.

    ADVERTISING AND PUBLIC RELATIONS

         Our advertising efforts include our Website, print product materials, events, sales presentation tools, and corporate marketing materials. Our public relations efforts consists of press kits and press releases. These efforts are strategically designed to complement our sales and marketing efforts. We currently do not have a program for promoting industry analyst coverage and have limited funding for advertising and promotion.

    TRADE SHOWS AND PRESENTATION

         We attend and exhibit our products and services at selected trade shows in the U.S. and around the world. We intend to continue attending selected trade shows and to join with strategic partners in presenting our products and services to prospective customers.

    DISTRIBUTION

         To reach our potential customer base, we are pursuing several distribution channels, including a direct sales force and strategic relationships with systems integrators, VARs, and other third parties.

    COMMERCIAL SALES

         We plan to distribute our products to the commercial market via the Internet, direct sales forces, manufacturer sales representatives, and other sales channels. Our channels will include systems integrators, VARs, OEMs, strategic alliances, chip manufacturers or designers and international distributors. Our target market includes enterprises, consumers, home entertainment, and various vertical markets. We are currently evaluating various target markets and their potential return.

    GOVERNMENT SALES

         We distribute our data security and PKI based products to the federal, state and international governments through our direct sales force. Our sales force also works with key strategic accounts and programs, as well as with large prime contractors and systems integrators such as General Dynamics, Micron PC, Gateway, and Lockheed Martin Corporation.

         The government information technology market is highly structured, with strict procurement rules and procedures. Government projects have large contracts, a relatively long sales cycle, significant barriers to entry, and low collection risks. Several of our products such as the Argus 300 reader and NetSign(R) CAC have received high levels of government certifications. As a result, we have created a highly respected and positive relationship with many government agencies and their system integrators, OEMs, and preferred suppliers.

         A significant amount of computer products and services purchased by the federal government are made under contracts or purchase orders awarded through formal competitive bids and negotiated procurements. Most bids are awarded based on a number of factors that determine the best value to the government. These factors are generally a combination of price, technical expertise, and past performance on other government contracts. Major procurements can exceed millions of dollars in total revenue for the supplier, systems integrator or reseller, and can span many years.

         In addition, the federal government purchases networking products through open-market procurements. These procurements are separate from GSA schedules and include simplified acquisition procedures, requests for quotes, invitations for bids, and requests for proposals. Most purchases in the state and local government market are made through individual competitive procurements. State and local procurements typically require formal responses and the posting of bid bonds or performance bonds to ensure complete and proper service by a prospective bidder. Each state maintains a separate code of procurement regulations.

CUSTOMERS

         We work hard to appease the demands of our varied customers. Our customers represent a wide range of enterprises, consumers and vertical markets, as well as federal, state, local and foreign government agencies. A representative list of our customers includes:

         CDW Computer Centers, Inc.                 Micron PC, LLC
         Booz Allen & Hamilton Inc.                 National Security Agency
         Department of the Air Force                Northrop Grumman Corp.
         Department of Defense                      TRW Systems, Inc.
         Department of the Navy                     University of Pennsylvania
         Gateway Inc.                               U.S. Army Corps of Engineers
         General Dynamics                           U.S. Department of State
         Gradkell Computers, Inc.                   U.S. Joint Forces Command
         Itochu Techno-Science Corp.                Verisign
         Lockheed Martin Corporation

         During 2002, General Dynamics and Micron PC, LLC accounted for 26% and 15% of our revenues, respectively. No other individual customer accounted for more than 10% of our revenues.

CUSTOMER SERVICE AND SUPPORT

         As of March 31, 2003, our customer service and support staff consisted of 48 persons, including 43 engineers and technical support personnel. Our customer service department works closely with customers and prospective customers to provide comprehensive service and support for our products and systems.

SUPPLIERS

         Third party vendors produce some of the components we incorporate into our products. We also integrate third-party products and components into the networks we design and develop for our customers. To maintain quality control and enhance working relationships, we generally rely on multiple vendors for these products. However, in some cases, products or services are procured from single sources.

STRATEGIC ALLIANCES

         We plan to increase our vertical market penetration and enhance our product line by continuing to develop strategic alliances with other companies in the data security and network integration industries. We have developed strategic alliances with companies in an effort to:

         o        incorporate our components into third party products;

         o        develop additional products and services;

         o        increase research and development efforts;

         o generate more proposals and presentations for products and services; and

         o        license technology.

         We intend to pursue and develop strategic alliances with systems integrators for the marketing, sale and distribution of our products in the data security market. Strategic alliances assist in expanding our marketing and technical capabilities. They are intended to increase the distribution and market acceptance of our data security products.

         We anticipate that strategic alliances will allow us to integrate third-party products into our product offerings in a cost effective manner and provide our clients with customized information technology solutions. We believe that strategic alliances also will allow us to incorporate our products into third parties' products thereby accelerating the adoption of our products into the market. This enhances and helps to establish the SSP brand name. Our strategic alliances currently include the following:

         o NETSCAPE AND MICROSOFT. We provide enhanced e-mail security features to Netscape and Microsoft browser programs through integration of our NetSign(R)product lines;

         o VERISIGN. We have a marketing agreement with VeriSign and act as VeriSign's recommended PKI card partner;

         o ATMEL AND THE NATIONAL SECURITY AGENCY. We have an alliance with Atmel Corporation and the NSA. Through this alliance, we jointly developed ForteTM, an advanced 32-bit system on a chip microprocessor, which will be embedded in our next generation PKI cards. We signed a teaming agreement with Atmel Corporation to further exploit the technologies incorporated in the ForteTM product;

SSP GAMING, LLC - GAMING INDUSTRY

         SSP Gaming was formed in January 2002 to deliver core technologies to the gaming industry, which is a regulated industry that must have security built into its future product offerings. Gaming industry analysts Christiansen Capital Advisers, LLC predict that Internet gambling expenditures worldwide will reach $10.6 billion annually by 2005. An important component of this growth market will be the ability of online gaming operators to provide secure and authenticated transaction processing systems. Our products are designed to support the security infrastructure required for complex business processes and, we believe, are ideally suited for the rigorous requirements of the gaming industry. By combining AAA and USA CardTM technology, with professional services provided by SSP Gaming, we offer the land-based casino operators a security suite for an online business extension that meets or exceeds the standards required by regulators. This turnkey implementation can tie disparate databases and resort business processes into a unified customer service and revenue generation engine.

         Currently, due to state and federal regulatory restrictions, online gaming cannot be conducted within the United States. Domestic gaming operators anticipate that if and when regulations are changed to allow the conduct of online gaming in the United States, security will be a critical element of any licensing review process.

         We have the ability to create and support strategic plans for e-commerce relationships and infrastructure for the development and operation of secure authentication and transaction processing for virtual online gaming and also for loyalty programs, hospitality and lodging services for hotels, resorts and casinos. Our products and services that can be utilized in the gaming industry include software, the USA CardTM products together with future biometric and global positioning satellite designs for authenticating and locating users, and a network of hardware devices enabling security from server to user.

         The Internet gaming market continues to grow with the launch of each new online casino. SSP Gaming and the Venetian Casino Resort, LLC of Las Vegas, Nevada have joined forces and created Venetian Interactive as their online gaming company. VI is one of two major Las Vegas hotel and casino operators to receive an online gaming license from a foreign licensing authority. Based on the grant of the foreign license, operations for VI will be based and conducted outside the United States.

RESEARCH AND DEVELOPMENT

         We will continue to devote research and development ("R&D") resources to enhance our data security product line. We conduct extensive research and development focusing on cryptographic embedded systems, software, and hardware products, including cryptographic token reader/writer devices and cryptographic tokens such as smart cards. These products can be readily integrated and adapted to meet the expanding security requirements of Internet, intranets and extranets.

         Our R&D team has broad expertise in the development of cryptographic products, with an emphasis on products that meet leading industry security standards for global markets. Furthermore, our R&D team is experienced in implementing our data security hardware and software solutions for an extensive family of Windows and Unix operating systems. We also have solid expertise in bringing our products to a variety of industries, such as government, finance and system integrators. During 2000, 2001 and 2002, respectively, we spent $5.8 million, 6.7 million and $4.9 million on research and development projects. The development of the ForteTM chip constituted the major focus of our R&D efforts, together with related operating system, and enhancements to other software and hardware projects. In accordance with Generally Accepted Accounting Principles ("GAAP"), these amounts have been expensed against operations and are shown on separate line items in the consolidated statements of operations for the respective years.

         Our current R&D efforts include:

         o We are a core technology provider under the contract awarded to General Dynamics C4 Systems Next Generation PKI Initiative Team for the DoD. Through our PM product, we will provide smart card and digital certificate management software and engineering services to implement the secure next generation PKI initiative, a significant element of the DoD long-term roadmap for a solid information assurance strategy. We have a long history of developing PKI technology and open, interoperable security products for the government sector. This contract, known as CI-1, encompasses the first capability increment of the DoD next generation PKI initiative and includes the development and fielding of a system for providing high-assurance digital certificates to the DoD and other government agency users. Our PM, a comprehensive smart card and digital certificate issuance and lifecycle management application, will be used to satisfy certificate and token management requirements, as the DoD high-grade digital certificates have strict criteria for the distribution and use of certificates, protection and recovery of keys, and stringent auditing requirements.

         o        The R&D team will be supporting a product rollout of Forte TM.
                  The pre-production run of the Forte'TM smartcard has been delivered to both government and commercial users for evaluation, and the production version is scheduled for release in the second quarter of 2003. In addition to the smart card version of our Forte product, we are investigating other markets for the chip in various integrated circuit form-factors for embedding in systems.

         o Under a funded program, we are developing a Java Card version of Forte TM. This design, "JForte", supports the standard Java card and Visa open platform protocols. JForte is scheduled for production release at the end of 2003.

         o Based upon market request, we continue to develop a series of USB interface reader/writers, some of which include fingerprint biometric capability.

         o We are developing technologies to incorporate a number of biometric technologies (fingerprint, iris scan, voice recognition, handwriting recognition) into our PKI products to provide further advanced identification and authentication protection.

         o We are developing commercial versions of both the server and client KME components. The KME server side is called Profile Manager Enterprise, and the client side is called NetSign(R) Enterprise. By leveraging our development work under the next generation PKI initiative program, we believe that we can bring commercial versions to market that will be state-of-the-art in network-based PKI.

         o We will be expanding Maestro to offer additional application program interfaces, including an interface to the GSA CAC protocol, enabling the Maestro to function on a number of Unix operating system platforms, and adding to the suite of tokens supported by Maestro.

INTELLECTUAL PROPERTY

         To date, we have developed and protected a number of data security products. Due to the rapid pace of technological innovation in the data security market, our ability to maintain a position of technology leadership is dependent upon the skills of our development personnel more than upon the legal protections afforded to our existing and future technology. When protecting our proprietary technology, we rely on a combination of trademarks, patents, copyrights, trade secret laws, non-disclosure agreements, technical measures, and other methods. In addition, we employ shrink-wrap license agreements with end users. Since these license agreements are not signed, they may not always be enforceable.

         We currently have five patents issued by and eight patent applications pending with the U.S. Patent and Trademark Office. All of our patents cover aspects of our data security technology that enable competitive advantages. In addition, we have two foreign patent applications pending approval. Prosecution of these patent applications and any other patent applications that we may later file may require us to expend substantial resources.

         We initially developed ForteTM under a task order issued under a contract with the NSA. The contract incorporates the standard licenses for technical data and computer software from the DoD, commonly known as the data rights clauses. Data rights clauses are only applicable to data or software actually delivered to the federal government under a contract. If the data rights clause, or the government purpose rights license, is applicable to our agreement with the NSA, it would permit the federal government to create second supply sources without paying us royalties. We do not believe the data rights clause or the government purpose license applies to ForteTM because our contract with the NSA does not provide for the delivery of this product to the federal government. However, the task order does allow NSA to obtain detailed design information about ForteTM.

COMPETITION

         We compete in numerous markets, including:

         o        Internet and intranet electronic security;

         o        access control and token authentication;

         o        smart card-based security applications and rights management;
                  and

         o        electronic commerce applications.

         The markets for our products and services are intensely competitive and are characterized by rapidly changing technology and industry standards, evolving user needs and frequent introduction of new products. We believe that the main factors affecting competition in our key markets include:

         o performance, product functionality and ease of use - our products have been in the market place for over thirty years and generally have performed to the expectations of their users.

         o flexibility and features - our products are designed with the features needed and requested by our customers with the functionality and flexibility to meet the operating requirements of field personnel.

         o use of open standards - by using open standards architecture, our products are compatible with most operating platforms and applications developed by other vendors.

         o quality of service support - our services and products have consistently received high ratings from post contract reviewers.

         o corporate reputation - based upon over thirty years of operation we have a reputation for developing innovative and sophisticated PKI solutions for next generation needs in digital security.

         o ease of installation - to the extent technologically possible, we design products for ease of use and installation by the end user.

         o enterprise wide management of applications and tokens - our products are scalable to service users located throughout the world by Web-enabling client side products; and

         o price - our products are priced to provide the best value to our customers.

         Based upon the combination of all these competitive factors, we believe we maintain a strong position in the security market for government digital communications. We are based in the U.S. whereas some competitors, such as Activcard and Schlumberger, are foreign owned and foreign based despite having offices in the U.S. In providing security solutions to sensitive U.S. government agencies and branches of the armed forces, this may be a significant competitive advantage. We face significant competition from a number of different sources. We believe that the competition will likely increase as a result of higher demand for security products and consolidation in the information security technology market. Many of our competitors are large firms that have several advantages, mainly having greater name recognition and substantially greater financial, technical, and marketing resources.

         Some of our significant data security competitors include: Datakey, RSA Data Security, SCM Microsystems, and Activcard. In addition, there are several start-up companies with whom we compete with from time-to-time.

         We believe that our existing relationships and the relationships we intend to pursue with systems integrators and OEMs provide us with an important competitive advantage in the data security industry. We also have extensive experience in developing hardened security solutions for government projects and have been used in several leading government programs.

GOVERNMENT REGULATION

         Because we sell our products internationally as well as domestically, we must comply with federal laws regulating the export and applicable foreign government laws regulating the import of our products. The U.S. government has recently relaxed the export restrictions for our NetSign(R) and PM products. However, the federal government may rescind these approvals at any time. Under current regulations, these products can be exported without a license to most countries for use by banks, healthcare and insurance organizations, and overseas subsidiaries of U.S. companies.

         Additionally, we may apply for export approval, on a specific criteria basis, for future products. Government export regulation for security products is less stringent for products designed for banking and finance, e-commerce, health and insurance, and for use by overseas subsidiaries of U.S. companies. It is possible that we will not receive approval to export future products on a timely basis, on the basis we request, or at all. As a result of government regulation of our products, we may be at a disadvantage when competing for international sales with foreign companies that are not subject to these restrictions.

PULSAR PRODUCT RESELLING

         Our wholly-owned subsidiary, Pulsar, operates independently as our network solutions segment. Pulsar specializes in solutions that require the deployment of large-scale networks and secure PCs. Pulsar offered secure computers using elements of our product offering. Due to the intensive capital requirements and low margin returns, subsequent to December 31, 2002, we decided to exit this line of business and as a result, we are not accepting new orders and we are currently in the final stages of completing a wind down of the Pulsar operations. As our projections indicated inadequate cash flows from operations, we recorded an impairment charge of $599,000 relative to Pulsar intangibles, which represented the remaining balance of the intangible assets.

EMPLOYEES

         As of March 31, 2003, we employed 69 people, of which 68 were full-time and 1 was part-time, including 38 in research, development and support, 12 in field operations including sales, MIS and customer management, 4 in technical support and 15 in finance, human resources, business development, legal and administration. Our employees are not represented by labor unions. While we have reduced our staffing levels, if sales fail to materialize, we will need to further reduce expenses through additional reductions in staff. We have terminated all direct employees associated with our Pulsar operations.

ITEM 2. PROPERTIES

         We are headquartered in Irvine, California, where we currently lease approximately 20,702 square feet of office space for our executive offices under a seven-year lease that expires on February 28, 2007, and we have an option to renew the lease for a five-year period which we may exercise by providing notice to KRDS, Inc., the landlord, not less than six months prior to the expiration of the initial seven-year term. The facility has an annual rent of $429,000 and is leased to us by KRDS, Inc., an entity owned in part by Kris Shah, our co-chairman. In April 2002, KRDS, Inc. and we entered into an agreement whereby, upon 60 days notice, KRDS, Inc. or we may cancel the remaining term of the lease of the corporate headquarters with no liability to the terminating party.

         During 2001, we arranged for the lease of two buildings located in the Spectrum area of Irvine, California. The buildings, which approximated 63,000 square feet, were under construction and were subsequently completed. During 2001, our co-chairman, Mr. Shah, had a 25% ownership interest in Research Venture, LLC, the entity that owned the two buildings. In August 2002, Mr. Shah surrendered his 25% ownership interest in that entity. At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. Because there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest.

         The seven-year leases for the two buildings had an aggregate monthly rental totaling approximately $115,000 plus common area costs. We sublet to a company owned by our co-chairman and co-chief executive officer, Marvin Winkler, one-half of the 23,000 square-foot building on the same terms and conditions as the underlying lease. We received a lease deposit but did not receive any rental payments under the sublease. We reserved in our 200l consolidated financial statements all amounts due to us under the sublease. At the end of 2001, our forecasted business needs did not justify our leasing of both new buildings. Therefore, we began discussions with the landlord regarding the facility leases. Based upon certain assumptions, in our 200l consolidated financial statements we accrued approximately $2.2 million as an estimate for anticipated costs relative to the disposition one of the building lease, which was net of anticipated offsetting sublease income.

         In October 2002, we completed a restructuring of our lease obligations to the landlord and settlement of proceedings instituted by the landlord to recover possession of the buildings. The settlement required cancellation of the sublease. In addition, the settlement required us to issue to the landlord 959,323 shares of common stock, to pay to the landlord $500,000 in cash over a one-year period, to cancel the lease on one building approximating 23,000 square feet, and to take occupancy of the other building approximating 40,000 square feet under a seven-year lease for an initial monthly rental rate of $55,000 plus common area costs beginning in December 2002. The monthly rental rate on the seven-year lease is scheduled to increase to $73,000 plus common area costs at the beginning of the third year. At our option, a portion of the rent may be paid either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360,000 subordinated convertible promissory note that we issued to the landlord as prepaid rent. The note was convertible into an aggregate of up to 276,923 shares of common stock. As of March 31, 2003, we had converted $51,000 of the principal amount of the note into 39,229 shares of common stock valued at an agreed upon value of $1.30 per share as payment of rent.

         We maintain a data security products sales office in Reston, Virginia to service our government accounts located in the Washington, D.C. area. The facility is in an executive suite complex and is rented on a month-to-month basis.

         We maintain a network solutions office in Lanham, Maryland under a lease that is due to expire in October 2003.

ITEM 3. LEGAL PROCEEDINGS

         Research Venture, LLC filed a complaint against us on June 4, 2002 and filed first amended complaints against us on August 6 and August 7, 2002 in the Superior Court for the State of California, County of Orange, Central Justice Center (Case Nos. 02CC10109 and 02CC10111) alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. We surrendered possession of both properties and negotiated a restructuring of our obligations under the leases. The restructuring involved, among other terms, our entry on October 23, 2002 into a stipulation for entry of judgment that will permit Research Venture, LLC to file a judgment against us in the maximum aggregate amount of $3.1 million, less consideration we pay prior to any entry of the judgment, if we do not comply with the terms of the restructuring arrangement for the next two years. We issued 959,323 shares of common stock with an agreed upon value of $1.2 million as payment toward the maximum aggregate amount, and agreed to pay $500,000 in cash over a one-year period, of which $325,000 remains unpaid as of March 31, 2003. We also issued a $360,000 subordinated convertible promissory note as prepaid rent. At our option under certain circumstances, we may pay a portion of the rent in stock during the first two years of the lease. As of March 31, 2003, we had converted $51,000 of the note into shares of common stock valued at an agreed upon value of $1.30 per share as payment of rent.

         G2 Resources, Inc. and Classical Financial Services, LLC have filed complaints against Pulsar alleging that Pulsar breached a contract by failing to make payments to G2 Resources, Inc. in connection with services allegedly provided by G2 Resources, Inc. The contract provided that Pulsar pay G2 $500,000 in 30 monthly installments of $16,666 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10.3 million. In April 2001, the court dismissed, for lack of prosecution activity for more than twelve months, the original complaint that G2 Resources, Inc. had filed against Pulsar in January 1998. G2 Resources, Inc. re-filed the action in May 2001. In 2002, the case was moved from Division AF to Division AH (Case No. 01-5444 AH) of the Fifteenth Florida District Court in Palm Beach County. We believe that the claims made by G2 and Classical against Pulsar are without merit and we intend to vigorously defend against the plaintiffs' claims and we have asserted defenses and counterclaims. If G2 or Classical were to prevail in this lawsuit, our financial condition would be adversely affected.

         In May 2002, Contemporary Services Corporation filed an action against us in Los Angeles Superior Court (Case No. BC 274206) alleging breach of contract, fraud, negligent misrepresentation and violation of California Corporations Code section 25400. The action relates to a term sheet agreement that we entered into with the plaintiff in October 2001 in connection with a potential strategic relationship between the plaintiff and us. We filed an answer and cross-complaint. While we continued to believe we would prevail at trial, in February 2003, we reached an agreement to settle the case. We accrued an amount related to the settlement, which was not material, in our 2002 consolidated financial statements.

         In May 2002, Integral Systems, Inc. filed an action against us in the Circuit Court for Montgomery County, Maryland, Case No. 232706, alleging that we breached a promissory note for the payment of $389,610. Integral Systems then obtained a confessed judgment against us for approximately $327,250, and amounts related the judgment have been accrued in the financial statements for the year ending December 31, 2002. In March 2003, we executed settlement papers that would permit Integral Systems to file a stipulated judgment against us in the amount of the unpaid balance if we default on a payment schedule that requires us to make payments of $20,000 per month until the balance is paid in full. In April 2003 we also issued a warrant to purchase up to 150,000 shares of our common stock at an exercise price of $1.30 per share as part of the settlement.

         In July 2002, Synnex Technology ("Synnex") filed a lawsuit against us in the Superior Court of Orange County, Case No. 02CC12380, alleging that we failed to pay $120,986 for products purchased by us for resale. We and Synnex agreed to settle the matter by payment of ten equal installments of $12,099, pursuant to a stipulation for entry of judgment that is to be held by counsel for Synnex and not filed with the court absent breach by us. The last payment is due on or before June 9, 2003, at which time the action will be dismissed. To date, all required payments have been made.

         We currently hold multiple contracts with the federal government for the resale of network deployment products. In particular, three of these contracts permit us to provide goods and services to various federal government agencies. An administrative agency recently informed us that one of the contracts would not be renewed unless purchase activity was conducted under the contract. We are negotiating with a party for the sale of the contract. It is possible the other contracts may not be renewed or may be cancelled by the federal government due to our inability to perform as required under the contracts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET PRICE AND HOLDERS

         Our common stock is listed on The Nasdaq National Market under the symbol "SSPX." The following table sets forth, for the quarters indicated, the high and low closing sale prices per share of the common stock as reported on The Nasdaq National Market.

                                                             HIGH        LOW
                                                             ----        ---

        Quarter ended March 31, 2001....................    $  6.59   $  2.50
        Quarter ended June 30, 2001.....................    $  4.60   $  2.46
        Quarter ended September 30, 2001................    $  3.99   $  2.01
        Quarter ended December 31, 2001.................    $  6.60   $  3.44
        Quarter ended March 31, 2002....................    $  4.40   $  2.31
        Quarter ended June 30, 2002.....................    $  1.93   $   .98
        Quarter ended September 30, 2002................    $  1.54   $   .95
        Quarter ended December 31, 2002.................    $  1.05   $   .59
        Quarter ended March 31, 2003....................    $  1.06   $   .54

         On March 31, 2003, the last reported sale price for our common stock on The Nasdaq National Market was $0.60. As of March 31, 2003, the approximate number of holders of record of our common stock was 94.

     DIVIDEND POLICY

         We have not paid dividends on our common stock to date. We do not anticipate declaring dividends on our common stock in the foreseeable future. Most of our debt instruments prohibit us from paying dividends on our common stock.

     RECENT SALES OF UNREGISTERED SECURITIES

         In October 2002, we issued 127,035 shares of common stock to six accredited holders of secured convertible promissory notes dated April 16, 2002 based upon a conversion price of $1.15 per common share as payment for interest due for the third quarter of 2002. The conversion price was based upon a 20-day moving average of the trading price of our common stock in September 2002.

         In October 2002, under our Amended and Restated 1999 Stock Option Plan we issued an option to purchase 20,000 common shares at an exercise price of $1.30 per share to Joel K. Rubenstein for services on our board of directors.

         In October 2002, we issued 1,600,000 shares of common stock and a $270,000 non-interest bearing convertible note to Wave Systems Corp., an accredited entity, under the terms of a termination and mutual release settlement relating to a $5.0 million development agreement. In December 2002, we exercised our right to convert the note into 200,000 shares of common stock. The settlement is more fully described in Item 12 of this report under the heading "Beneficial Ownership Table - Wave Systems Corp."

         In October 2002, we issued 959,323 shares of common stock as payment toward the settlement of proceedings instituted by Research Venture, LLC, an accredited entity, to recover possession of two buildings leased to us by that entity. We also issued to Research Venture, LLC as prepaid rent a $360,000 subordinated convertible promissory note. At our option, a portion of the rental rate on the building that remains leased to us may be paid either in stock or in cash during the first two years of the lease under certain circumstances through conversion of the note. In December 2002, we issued 4,615 shares of common stock as payment for a partial month's rent of $6,000 due in December 2002. As of March 31, 2003, we had converted $51,000 of the note into 39,229 shares of common stock at an agreed upon value of $1.30 per share as payment of rent.

         As described in Item 13 of this report, in November 2002, we issued $500,000 in principal amount of secured promissory notes and warrants to purchase up to 100,000 shares of common stock to Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P. and Richard P. Kiphart, three accredited investors.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide. In each case, appropriate investment representations were obtained, stock certificates were issued with restricted stock legends, and stop transfer orders were placed with our transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated historical financial data presented below under the captions "Selected Statements of Operations Data" and "Selected Balance Sheet Data" for, and as of the end of each of the years in the four-year period ended December 31, 2001, are derived from the consolidated financial statements of SSP Solutions, Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. For the one-year period ended December 31, 2002, Haskell & White LLP audited the consolidated financial statements that serve as the basis for the selected data presented below under the captions "Selected Statements of Operations Data" and "Selected Balance Sheet Data" for the respective period then ended. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, and the reports thereon, are included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future periods.

                                                                      YEARS ENDED DECEMBER 31,
SELECTED CONSOLIDATED STATEMENTS          ---------------------------------------------------------------------------------
   OF OPERATIONS DATA:                        1998            1999 (1)          2000           2001 (2)            2002
                                          -------------    -------------    -------------    -------------    -------------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
   Product ...........................    $      5,214     $     29,587     $     37,421     $     21,145     $      8,131
   License and service ...............           1,041            1,270            1,935            1,575            4,427
   Research and development ..........             398              798               --               --               --
                                          -------------    -------------    -------------    -------------    -------------
      Total revenues .................           6,653           31,655           39,356           22,720           12,558
                                          -------------    -------------    -------------    -------------    -------------
Cost of Sales:
   Product ...........................           2,821           25,478           30,481           17,457            3,807
   License and service ...............             950              590              679              537              820
                                          -------------    -------------    -------------    -------------    -------------
      Total cost of sales ............           3,771           26,068           31,160           17,994            4,627
                                          -------------    -------------    -------------    -------------    -------------
Gross margin .........................           2,882            5,587            8,196            4,726            7,931
                                          -------------    -------------    -------------    -------------    -------------

Operating Expenses:
   Selling, general, and
        administrative ...............           2,631            7,194            9,559           10,645            7,515

   Research and development ..........           1,334            3,906            5,800            6,739            4,895
   Research and development - Wave
     Systems Corp. ...................              --               --               --            1,111            1,041
   Impairment of goodwill and
     other intangibles ...............              --               --           31,415           36,299              599
   Amortization of goodwill and
     other intangibles ...............              --            1,448            2,828              746               92
   In-process research and
     development .....................              --               --               --            1,600               --
                                          -------------    -------------    -------------    -------------    -------------
        Total operating expenses .....           3,965           12,548           49,602           57,140           14,142
                                          -------------    -------------    -------------    -------------    -------------

Operating loss .......................          (1,083)          (6,961)         (41,406)         (52,414)          (6,211)

Non-operating expenses (income)
   Realized loss on trading securities              --               --               --              530              130
   Interest expense, net .............             418              168               65              163              782
   Non-cash interest and financing
expense ..............................              --               --               --               --            1,287
Equity loss from Affiliate ...........              --               --               --               --              248
Other (income) expense, net ..........              --               --              (72)              --             (104)
                                          -------------    -------------    -------------    -------------    -------------
      Total non-operating expenses
        (income) .....................             418              168               (7)             693            2,343
                                          -------------    -------------    -------------    -------------    -------------

Earnings (loss) from continuing
  operations before income taxes .....          (1,501)          (7,129)         (41,399)         (53,107)          (8,554)
Provision for (benefit from) income
  taxes ..............................             (95)             (43)               6               53                2
                                          -------------    -------------    -------------    -------------    -------------
Earning (loss) from continuing
  operations .........................    $     (1,406)    $     (7,086)    $    (41,405)    $    (53,160)    $     (8,556)
                                          =============    =============    =============    =============    =============
Net earnings (loss) ..................    $     (1,406)    $     (7,086)    $    (41,405)    $    (53,160)    $     (8,556)
                                          =============    =============    =============    =============    =============
Earnings (loss) from continuing
  operations per share: basic and
  diluted ............................    $       (.36)    $      (1.00)    $      (4.20)    $      (3.91)    $       (.40)
                                          =============    =============    =============    =============    =============
Net earnings (loss) per share: basic
  and diluted ........................    $       (.36)    $      (1.00)    $      (4.20)    $      (3.91)    $       (.40)
                                          =============    =============    =============    =============    =============
Shares used in per share
  computations: basic and diluted ....       3,870,693        7,055,882        9,862,472       13,585,202       21,647,707
                                          =============    =============    =============    =============    =============

____________

(1) On June 14, 1999, we completed the acquisition of Pulsar Data Systems, Inc. All outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition of Pulsar was accounted for using the purchase method of accounting. Accordingly, the results of operations of Pulsar have been included in our consolidated financial statements from June 14, 1999. We have determined that the integration of Pulsar will not be completed as planned. Based on the results of an independent valuation, in the 2000 we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in connection with our acquisition of Pulsar. In December 2002, we wrote off the remaining intangible asset balance of $599,000 related to Pulsar.

(2) On August 24, 2001, we completed an acquisition in which Litronic Merger Corp., a Delaware corporation and one of our wholly-owned subsidiaries, was acquired by merging with and into BIZ. BIZ survived the transaction as our wholly-owned subsidiary. Upon consummation of the BIZ acquisition, all outstanding shares of BIZ were exchanged for 10,875,128 shares of our common stock. The BIZ acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of BIZ have been included in our consolidated financial statements from August 24, 2001. We have determined that the other intangible assets and a portion of the goodwill related to the BIZ acquisition will not be realized. As a result, we analyzed the recoverability of the other intangibles and goodwill relating to the BIZ acquisition. Based on the results of our analysis, in 2001 we recorded an impairment charge of $36.3 million.

                                                                              DECEMBER 31,
                                                       ---------------------------------------------------------
   SELECTED CONSOLIDATED BALANCE SHEET DATA:              1998        1999        2000       2001        2002
                                                       ----------  ----------  ---------- ----------  ----------
                                                                            (IN THOUSANDS)
   Cash and cash equivalents.......................    $     898   $   6,441   $   4,120  $   3,257   $     553
   Working capital (deficit).......................          758      12,592       4,858     (5,779)     (5,949)
   Total assets....................................        2,791      51,104      11,768     37,423      30,011
   Current installments of long-term debt..........          580         481       1,986      1,695       2,826
   Long-term debt, less current installments.......        5,200          --          19      2,500          --
   Total liabilities...............................        6,998       3,171       5,220     19,845       8,888
   Total shareholders' equity (deficit)............       (4,207)     47,933       6,548     17,578      21,123

         We did not pay dividends on our common stock during the periods presented. Most of our debt instruments prohibit us from paying cash dividends on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes to financial statements included elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the forward-looking statements be subject to the safe harbors created by those sections.

         The forward-looking statements generally include our management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and general, administrative and selling expenses);

         o the projected growth or contraction in the information security products and services markets in which we operate;

         o our ability to finance our working capital and other cash requirements;

         o our business strategy for expanding our presence in the Internet data security market; and

         o our ability to distinguish ourselves from our current and future competitors.

         We do not undertake to update, revise or correct any forward-looking statements. The forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating forward-looking statements include:

         o the shortage of reliable market data regarding the Internet data security market;

         o changes in external competitive market factors or in our internal budgeting process that might impact trends in our results of operations;

         o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the contract support services markets; and

         o various other factors that may prevent us from competing successfully in the marketplace.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review the "Risk Factors" section of this report.

         Any of the factors described above or in the "Risk Factors" section of this report could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We provide professional Internet data security services and develop and market software and microprocessor-based products needed to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings use PKI, which is the standard technology for securing Internet-based commerce and communications. In addition, Pulsar, one of our wholly-owned subsidiaries, is an established computer and networking product reseller that focuses on resales to government agencies, large corporate accounts and state and local governments. We acquired Pulsar in June 1999 in exchange for 2,169,938 shares of our common stock. Due to the intensive capital requirements and low margin returns, subsequent to December 31, 2002, we decided to exit the Pulsar line of business and as a result, we are not accepting new orders and we are currently in the final stages of completing a wind down of the Pulsar operations.

         Before 1990, we were solely a provider of electronic interconnect products to government and commercial entities. In 1990, we formed our data security division, which is the basis of our operations today. The data security division was engaged primarily in research and development until 1993, when it began to generate meaningful revenue. In September 1997, we sold our Intercon division, which consisted of the assets relating to our interconnect operations, for cash to Allied Signal Inc., an unrelated publicly traded company.

         Our lack of liquidity and shortage of working capital has limited our operations. If we do not raise additional capital within the next several months, we face the prospect of filing for protection to reorganize our debts and financial obligations. To date, creditors and vendors generally have cooperated with us, which has given us time to reduce our operating expenses and realize increases in revenues in our core business. We have done both in the last two quarters of our operations. If we are unable to make payments on the extended term agreements or pay our current vendors, or if holders of our notes declare us in default and call their notes, we would not have the financial resources to satisfy all of these obligations. The results of our operations and liquidity discussions in this section of this report contain further comments on our limited resources and our dependency on continued creditor cooperation for us to continue our operations.

         To meet our existing obligations, we will need to continue improving our sales and continue controlling our operating expenses. We will also require time to realize the financial benefits of improved operating results together with the continued cooperation of our creditors. We are in discussions with several financing sources regarding additional capital and have executed a term sheet for a minimum financing of $10 million that would have a dilutive effect. However, the investors may fail to provide the financing or may wish to change the terms, called for in the term sheet. There is no assurance that the investors will close the transaction, or if the transaction does close, that it will be on the terms outlined in the executed term sheet. If this proposed transaction does not close, we will seek other sources of funding, explore the sale of product lines or intellectual property rights, or evaluate merger partners. We may be forced to sell company assets or merge at a price below what we might otherwise realize. We are at a critical juncture for the continued survival of our company.

CRITICAL ACCOUNTING POLICIES

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report discusses our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.

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

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies, among others, affect significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion of the application of these and other accounting policies, see the notes to our audited consolidated financial statements included in this report.

     REVENUE RECOGNITION

         Some of our data security hardware products contain embedded software, the sale of which is incidental to the hardware product sale. Data security license revenue is recognized upon delivery if an executed license exists, a delivery as defined under the license has occurred, the price is fixed and determinable, and collection is probable. Prior to 2002, post-contract customer support revenue was not separately identified and priced. Therefore, sufficient vendor specific objective evidence could not be established for the value or cost of such services. Furthermore, prior to 2002, revenue for the entire license, including bundled post-contract customer support was recognized ratably over the life of the license. Commencing in 2002, software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period.

         Revenue from cost-plus-award-fee support and development contracts is recognized on the basis of hours incurred plus other reimbursable contract costs incurred during the period. Prior to 2002, any award fee earned under a cost-plus-award-fee contract was not recognized until the award fee notice was received. Beginning in 2002, for a cost-plus-award-fee support contract, we exercised the contract clause to bill and collect one-half of the award fee ratably over the term of the contract. Revenue is recognized concurrently with billings based on the performance of the contract requirements and reasonable assurance of collection. Based upon historical results, we have received final awards in excess of one-half of the full award fees. A post-contract period performance review conducted by the customer determines the remaining amount of the award fee to be received, which amount is then recognized as earned revenue, together with interest paid on the unpaid balance. Award fees under development contracts are recognized when confirmed by the customer.

         Revenue from network deployment products is recognized upon transfer of title, generally upon verification of delivery to the customer, which represents evidence delivery has occurred, under a sales order represented by a government purchase order that contains a fixed purchase price. When we fulfill the elements of the government purchase order, collection of the revenue recorded is reasonably assured.

         Product and service revenues from our electric security systems contracts were recognized in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We recognized this revenue on a percentage of completion method, based on estimated labor dollars incurred. The electric security systems product line was discontinued in the year ended December 31, 2000.

         The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

     VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

         We assess the impairment of goodwill and other intangible assets annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The net carrying value of goodwill and other intangible assets not recoverable is reduced to fair value.

         During the fourth quarter of 2001, we determined that certain identifiable technology and developed technology acquired in connection with the BIZ acquisition were no longer going to be pursued. Additionally, we anticipated a delay or indefinite reduction in projected revenues from the BIZ acquisition. Accordingly, we performed an impairment analysis.

         As a result of that analysis, we recorded an impairment charge of $36.3 million in the fourth quarter of 2001 related to the unamortized balances of $2.6 million in identifiable technology, $5.8 million in developed technology and $53.9 million in goodwill acquired in connection with the BIZ acquisition. After this impairment charge, goodwill in the amount of $25.9 million is the only remaining intangible asset relative to the BIZ acquisition. - Subsequent to December 31, 2002, we decided to exit the Pulsar line of business. As our projections indicated inadequate cash flows from operations, we recorded an impairment charge of $599,000 relative to Pulsar intangible assets, which represented the remaining balance of the intangible assets.


RESULTS OF OPERATIONS -- COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

        We acquired BIZ in August 2001. Our results of operations for 2001 and 2002 include the results of BIZ's operations since August 25, 2001. Therefore, revenue and expenses are not comparable from period to period.

     TOTAL REVENUES

         Total revenues decreased 42% from $39.4 million during the year ended December 31, 2000 to $22.7 million during the year ended December 31, 2001, and decreased 45% from $22.7 million during 2001 to $12.6 million during the year ended December 31, 2002. The decrease from 2000 to 2001 consisted of a $17.5 million decrease in network solutions market revenues primarily because of our inability to accept and fulfill a large number of customer orders due to reduced accounts receivable financing availability. Our primary vendors were unwilling to sell additional product to us on open account because of significant past due amounts for goods we had previously purchased from them. The decrease was offset by an $822,000 increase in data security products and services revenues primarily attributable to an increase in sales volume of existing data security products and services.

         The decrease from 2001 to 2002 consisted of a $13.3 million decrease in network solutions market revenues that was partially offset by a $3.2 million increase in information security products and services market revenues. Due to the lack of working capital, we began to limit the acceptance of orders within our Pulsar operations, the source of the network solutions market revenues, during the fourth quarter of 2002 while we were evaluating various options with respect to the Pulsar operations. As of March 31, 2003, we had effectively terminated all remaining employees at Pulsar and shut down Pulsar's operations. Our continued focus on our core business of information security products and services resulted in an increase of $2.9 million in license and service revenue from 2001 to 2002 and an increase in data security products revenue of $307,000 from 2001 to 2002. We expect continued increases in revenues from our core business of information security products and services in 2003 at a rate comparable to the increases in core business revenues experienced in 2002. We anticipate such an increase based on signed development contracts and pending contracts that we are currently negotiating, coupled with expected increases in data security product revenues as we concentrate all of our sales and marketing efforts in this area. We do not expect any significant revenues from the network solutions market segment in 2003.

         During 2000, 42% of total revenues was generated from sales to the United States Immigration and Naturalization Service. During 2001, 20% of revenue was generated from sales to the United States Immigration and Naturalization Service. During 2002, 26% and 15% of total revenues was generated from sales to General Dynamics and Micron PC, LLC, respectively. Sales to federal government agencies accounted for approximately 79%, 67% and 25% of total revenues during 2000, 2001 and 2002, respectively.

     PRODUCT REVENUES

         Product revenues decreased 43% from $37.4 million during 2000 to $21.1 million during 2001, and decreased 62% from $21.1 million during 2001 to $8.1 million during 2002. The decrease from 2000 to 2001 consisted of a $17.2 million decrease in network deployment products revenues that was partially offset by a $918,000 increase in data security products revenues. The decrease from 2001 to 2002 consisted of a $13.3 million decrease in network solutions market revenues that was partially offset by a $307,000 increase in data security products revenues. We do not expect any significant network deployment revenues in 2003. As noted above, we do expect continued increases in data security products revenues.

     LICENSE AND SERVICE REVENUES

         License and service revenues decreased 19% from $1.9 million during 2000 to $1.6 million during 2001, and increased 181% from $1.6 million during 2001 to $4.4 million during 2002. The decrease from 2000 to 2001 was primarily attributable to a $264,000 decrease in electric security systems revenues. The electric security systems product line was discontinued in July 2000, and we did not recognize any revenues for that product line during 2001. The increase from 2001 to 2002 was primarily attributable to a $2.5 million increase in revenues associated with a higher margin subcontract with General Dynamics to develop the architecture for the next generation PKI and related extension initiatives for the DoD, combined with a $421,000 increase in software sales and support services. We expect license and service revenues to increase in 2003 as a result of signed and pending contracts noted above.

     PRODUCT GROSS MARGIN

         Product gross margin decreased as a percentage of net product revenues from 19% during 2000 to 17% during 2001, and increased from 17% during 2001 to 53% during 2002. The decrease from 2000 to 2001 was primarily attributable to a reduction in margins related to network deployment products, which reduction resulted from our having to pay higher prices for product from secondary suppliers because our primary vendors were unwilling to sell to us on open account. During 2000, network deployment products represented 85% of total product revenues as compared to data security products that represented 15% of total product revenues. During 2001, network deployment products represented 68% of total product revenues as compared to data security products that represented 32% of total product revenues. Margins from the sale of data security products are significantly greater than the margins from the sale of network deployment products. In addition, data security products margins also decreased, mainly due to a significant reduction in the average selling price of our NetSign(R) 210 reader due to competitive pricing pressures. The increase from 2001 to 2002 was primarily attributable to the overall reduction in revenues from our network solutions market business, for which the margins are significantly lower than margins from the information security products and services business segment. During 2002, network solutions market business represented only 14% of total product revenues compared to data security products that represented 86% total of product revenues. We expect product gross margin to increase in 2003, as we expect no network deployment product revenues in 2003. As previously stated, margins from network deployment product revenues are substantially lower than margins derived from our core business of data security product revenues.

     LICENSE AND SERVICE GROSS MARGIN

         License and service gross margin increased as a percentage of license and service revenues from 65% during 2000 to 66% during 2001, and increased from 66% during 2001 to 82% during 2002. The increase from 2001 to 2002 was primarily attributable to new contracts that were entered into in 2002 that resulted in additional revenues of $2.5 million associated with higher margin software licenses and services related to our subcontract with General Dynamics. We expect license and service gross margins to decrease somewhat in 2003 due to a potential change in the mix of license and services. We expect more significant increases in service revenues, for which margins are typically lower than margins derived from licensing revenues. We also expect that certain compensation costs that were formally considered research and development expense, will be included as cost of sales in 2003 due to a development contract that we are currently engaged in.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 11% from $9.6 million during 2000 to $10.6 million during 2001, and decreased 29% from 2001 to $7.5 million during 2002. The increase from 2000 to 2001 was primarily attributable to the addition of approximately $1.2 million of personnel expenses associated with the BIZ acquisition and a net loss on a lease for new operating facilities of approximately $2.2 million, which were partially offset by a reduction in compensation expense of approximately $900,000 and other net reductions totaling approximately $1.3 million. The net loss on a lease was the result of a lease we had entered into in October 2001 with a former related party for new operating facilities. After entering into the lease, we determined that we would not need all of the space contracted for and therefore we recorded a loss on the lease net of estimated sublease income. Compensation expense reductions included $807,000 related to Pulsar, which were primarily for reductions in salary and commission expenses due to decreased revenues and the need to adjust cost structures accordingly. Reductions not related to Pulsar were primarily attributable to reductions in salary, travel, professional fees, printing and office expenses. Expense reductions not related to Pulsar were done in an effort to reduce current cash expenditures. The decrease from 2001 to 2002 was primarily attributable to the gain recorded in the approximate amount of $700,000 as a result of the completion of the restructuring of the lease obligations, for which an accrual of $2.2 million was recorded in 2001 as discussed above. The net result was a reduction of $2.4 million in 2002 versus 2001. We also implemented staff reductions, reduced compensation levels and initiated a wind down of the Pulsar operations in 2002, which further reduced overall staffing. As a result, compensation and benefits expense decreased by approximately $223,000 in 2002 from 2001. Additionally, sales promotion expenses decreased by approximately $530,000, while other net reductions totaling approximately $449,000 were offset by an increase in professional fees of approximately $607,000 in 2002 versus 2001. As a percentage of total revenues, selling, general and administrative expenses increased from 24% during 2000 to 47% during 2001 and increased to 60% during 2002. The percentage increase for each of the years was primarily attributable to the significant decrease in revenues related to network deployment products. We expect selling, general and administrative expenses to decrease as a percentage of total revenue in 2003 due to expected increases in overall revenue combined with decreases in selling, general and administrative expenses associated with the cessation of our Pulsar operations.

     RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased 16% from $5.8 million during 2000 to $6.7 million during 2001, and decreased 27% from $6.7 million during 2001 to $4.9 million during 2002. The increase from 2000 to 2001 was primarily attributable to significant increased staffing related to product development, including development efforts related to the ForteTM microprocessor, Maestro, PM, NetSign(R) and token reader/writers, coupled with the addition of personnel expense from the BIZ acquisition. The decrease from 2001 to 2002 was primarily attributable to significant reductions in staffing. As a percentage of total revenues, expenses increased from 15% during 2000 to 30% during 2001, and increased from 30% during 2001 to 39% during 2002. The percentage increase from 2000 to 2001 was primarily attributable to the continued expansion of our research and development efforts, combined with the significant decrease in network deployment revenues. The percentage increase from 2001 to 2002 was primarily attributable to the significant decrease in network deployment revenues. We expect research and development expenses to decrease in 2003 as expenses that were formerly considered research and development, will be included within cost of sales for 2003 due to current development contracts that we will be engaged in during 2003.

     RESEARCH AND DEVELOPMENT - WAVE SYSTEMS CORP.

         In October 2000, BIZ signed a development agreement with Wave Systems Corp. ("Wave") for the integration of EMBASSY-based systems with set-top box master reference designs of Broadcom Corporation. The development agreement was amended in May 2001. Under this agreement, as amended, we were required to pay a total of $5.0 million beginning June 1, 2001 through December 1, 2002. In January 2002, we provided written notice to suspend the work under the agreement along with the related billings. We executed a settlement agreement with Wave through which we terminated the development agreement effective as of August 31, 2002 and reached settlement terms. According to the terms of the settlement agreement, in October 2002 we issued 1.6 million shares of common stock and a $270,000 non-interest bearing note convertible into 200,000 shares of our common stock. As a result of this settlement agreement, for the year ended December 31, 2002, we recorded a loss of approximately $1.0 million. We do not expect any further Research and Development - Wave expenses in 2003.

     IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

         In June 1999, we acquired Pulsar. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition was accounted for using the purchase method of accounting. In the fourth quarter of 2000, we determined the integration of Pulsar would not be completed as planned and that the anticipated operating synergies would not be realized. As a result, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we analyzed the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. We performed an assessment of the recoverability of the remaining goodwill and other intangible assets. In the fourth quarter of 2000, based on the results of our assessment and valuation, we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in the purchase of Pulsar. Based on our assessment and valuation, we believed that after the impairment charge of $31.4 million, no further impairment existed at December 31, 2000. As of December 31, 2001, the remaining unamortized intangible assets of $691,000 acquired in the purchase of Pulsar was to be amortized over the remainder of their 10-year life. Due to the intensive capital requirements and low margin returns, subsequent to December 31, 2002, we decided to exit this line of business and as a result, we are not accepting new orders and we are currently in the final stages of completing a wind down of the Pulsar operations. As our projections indicated inadequate cash flows from operations, we recorded an impairment charge of $599,000 relative to Pulsar intangibles, which represented the remaining balance of the intangible assets.

         In August 2001, we acquired BIZ. All of the outstanding shares of BIZ were exchanged for 10,875,128 shares of our common stock. The BIZ acquisition was accounted for using the purchase method of accounting. As part of the BIZ acquisition, we acquired $9.0 million of identifiable intangible assets. In the fourth quarter of 2001, we determined that the other intangible assets and a portion of goodwill related to the BIZ acquisition would not be realized. As a result, we analyzed the recoverability of the intangible assets relating to the BIZ acquisition. Based on the results of our analysis, we recorded an impairment charge of $36.3 million related to unamortized identifiable intangible assets and goodwill acquired in the BIZ acquisition. Based on our analysis, we believe that after the impairment charge of $36.3 million, no further impairment existed at December 31, 2001. The remaining identifiable intangible asset acquired in the acquisition of BIZ is $25.9 million of goodwill that, in accordance with SFAS No. 142, will no longer be amortized but rather will be tested at least annually for impairment.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         During the year ended December 31, 2001, we recorded in-process research and development ("IPR&D") charges of $1.6 million related to the BIZ acquisition. The portion of the purchase price allocated to IPR&D for the BIZ acquisition was approximately 2.5% of the total purchase price of $64.7 million. An independent third party investment banking firm was retained to estimate the fair value of purchased IPR&D. At the BIZ acquisition date, BIZ was in the process of developing technology that would deliver security features to customers, and developing a new platform for delivering its product. The IPR&D had not yet reached technological feasibility, had no alternative uses, and may not have achieved commercial viability. At the valuation date, the new technology had not reached a completed prototype stage, although some beta testing on portions of the technology had begun. At the valuation date, the IPR&D ranged between 6% and 17% complete, based on costs incurred on the IPR&D through the BIZ acquisition date as compared to the total costs estimated to complete the project.

         The IPR&D project was valued using the income forecast method. This method took into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, merchant agreements, working capital and fixed assets. The cash flows were then discounted to present value at an appropriate rate. The discount rate was determined by an analysis of the risks associated with each of the identified intangible assets. The resulting net cash flows to which discount rates of 45% to 50% were applied were based on management's estimates of revenues, operating expenses and income taxes from such acquired in-process technology.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

         Amortization expense decreased 74% from $2.8 million during 2000 to $746,000 during 2001, and decreased 88% from $746,000 during 2001 to $92,000 during 2002. The decrease from 2000 to 2001 was primarily attributable to the reduction of goodwill and other intangibles that resulted from the $31.4 million impairment charge recorded in the fourth quarter of 2000. Amortization expense in 2001 was comprised of $23,000 related to Pulsar intangibles and $495,000 related to BIZ identifiable intangible assets. Because we adopted Statement FAS No. 142 effective January 1, 2002, amortization expense in 2002 was related solely to Pulsar intangibles. As of December 31, 2002, we wrote off the remaining $599,000 intangible asset balance related to Pulsar. Due to the adoption of Statement FAS No. 142, no amortization is expected in 2003.

     REALIZED LOSS ON TRADING SECURITIES

         Our realized loss on trading securities in 2001 and 2002 related to our position in Wave. The reduction from 2001 to 2002 was primarily attributable to our declining position in Wave. We do not expect significant realized losses on trading securities in 2003, due to our current small position in Wave. As of December 31, 2002, the market value of the common stock held in Wave approximated $76,000.

     INTEREST EXPENSE, NET

         Interest expense, net increased 151% from $65,000 during 2000 to $163,000 during 2001 and increased 380% from $163,000 during 2001 to $782,000 during 2002. The increase from 2000 to 2001 was primarily attributable to a decrease in interest income of $188,000, a decrease in interest expense associated with accounts receivable financing of $103,000, and an increase in interest expense associated with vendor term-outs and notes of $13,000. The increase from 2001 to 2002 was primarily attributable to a decrease in interest income of $76,000, a decrease in interest expense associated with accounts receivable financing of $117,000, an increase in interest expense of $102,000 associated with vendor term-outs due to the successful negotiation with certain vendors to extend the payment of accounts payable over longer terms, and an increase in accrued interest on notes payable of $558,000 due to increased borrowing. We expect further increases in interest expense in 2003 due to our need for increased borrowings.

     NON-CASH INTEREST AND FINANCING EXPENSE

         Non-cash interest and financing expense in 2002 was related to the convertible secured promissory notes issued on April 16, 2002. There was no non-cash interest and financing expense in 2000 or 2001. The non-cash charges represent amortization of the relative fair value of warrants issued in connection with the debt instruments in addition to the beneficial conversion features of debt issued in 2002, which has been recorded as a discount relative to the debt instrument, and the amortization of the value of warrants issued with the debt instruments. We expect continued non-cash interest and financing expense in 2003 related to the warrants and beneficial conversion features of the debt issued in 2002, unless such debt is converted into equity. Further, we may issue additional warrants in connection with future capital raises.

     LOSS FROM EQUITY INVESTEE

         In January 2002, we formed SSP Gaming to conduct all business and any required financing activities relative to the gaming industry. In June 2002, SSP Gaming and the Venetian executed an operating agreement to form Venetian Interactive. The purpose of Venetian Interactive is to provide management services, consulting services, financial services, intellectual property licensing services, and equipment to the online gaming industry in venues where such activity complies with all regulatory requirements, and to develop and operate Venetian branded casino sites. In the year ended December 31, 2002, SSP Gaming recorded $248,000 as loss from equity investee, which represents its pro rata portion of the Venetian Interactive net loss. We expect a larger loss from our equity investee in 2003, as the venture continues in its development stage.

     OTHER (INCOME) EXPENSE, NET

         Other (income) expense, net, in 2000 was related to a one time non-operating credit in the amount of $72,000. There was no other (income) expense, net in 2001. Other income (expense), net in 2002 was $104,000, which consisted of gains resulting from settlements with vendors in the amount of $296,000, $28,000 in expenses associated with the unoccupied Spectrum building, $31,000 in income related to revisions of estimated liabilities, a $153,000 note discount associated with the repayment of a note from our co-chairman and $42,000 write-off of interest receivable associated with the same note. We cannot predict other income (expense) for 2003, although we do believe we may record additional gains as a result of further settlements with vendors.

     INCOME TAXES

         For 2000, the income tax expense of $6,000 was primarily attributable to minimum California franchise taxes. For 2001, the income tax expense of $53,000 was attributable to the reversal of previously recognized tax credits because it was determined that they would not be realized. For 2002, the income tax of $2,000 represents the minimum required amount for state franchise taxes. We do not expect any substantial changes to income tax expense in 2003.

     BACKLOG

         At December 31, 2000, 2001 and 2002, total backlog was $1.3 million, $1.1 million and $1.6 million, respectively. Orders are subject to cancellation in certain circumstances, and backlog may therefore not be indicative of future operating results. The backlog at December 31, 2001, was made up of $218,000 related to data security products and $910,000 related to network deployment products. The $910,000 related to network deployment products was caused by our inability to obtain product from our vendors to fulfill customer orders. During 2002, we stopped accepting orders within our Pulsar operations, which were the sole source of network deployment product revenues. As of December 31, 2002, the backlog was made up of $1.4 million related to licenses and services and $169,000 related to data security products. The license and service backlog primarily consisted of $840,000 related to our Fortezza(R) support contract and $509,000 related to our subcontract with General Dynamics.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the rescission of Statement 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The changes required by Statement 145 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

         In July 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, the Company does not expect the adoption of the provisions of Statement 146 to have a material impact on the Company's financial results.

         In November 2002, the FASB issued Interpretation No. (Interpretation) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The changes required by Interpretation 45 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation 46. The Company has, however, identified one entity that may be required to be consolidated beginning in the third quarter of 2003 (see note 8 to the consolidated financial statements). At December 31, 2002, the Company recorded a net investment in other assets on its balance sheet of approximately $452 associated with these investments. The Company currently adjusts the carrying value of these investments for any losses incurred by the entity through earnings. While this entity may be considered a variable interest entity, the Company has not yet determined if it will need to be consolidated.

         In June 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying value of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As required, the Company adopted the provisions of Statement 143 for the quarter ended March 31, 2003. Management does not believe adoption of this standard will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Pursuant to SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized, but must now be tested for impairment at least annually. We have performed both the transitional impairment test and the first annual impairment test required by SFAS No. 142 using certain valuation techniques, and have determined that with the exception of the Pulsar write-off as previously discussed, no impairment exists at December 31, 2002 to goodwill and other intangible asset balances. Changes in assumptions and estimates included within the analysis could result in significantly different results than those identified above and those recorded in our consolidated financial statements. It is possible, but not predictable, that a change in our business, market capitalization, operating results, financing or other factors could affect the carrying value of goodwill or other intangible assets and cause an impairment write-off in the future.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, we had a working capital deficit of $5.9 million. We incurred a net loss of $8.6 million for the twelve months then ended. We expect to continue to incur additional losses in the current year. Given our December 31, 2002 cash balance of $553,000 and the projected operating cash requirements, we anticipate that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2003. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses, liquidity available under the accounts receivable financing, as well as additional debt or equity financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under the accounts receivable financing or through additional financings of debt and/or equity, we will not have adequate resources to fund our operations. We have executed a term sheet for a minimum investment of $10 million. However, the closing of that transaction is contingent upon certain conditions. There is no assurance that the investors will close the transaction, or if the transaction does close that it will be on the terms outlined in the executed term sheet. If this proposed transaction does not close, we will seek other sources of funding, explore the sale of product lines or intellectual property rights, or evaluate merger partners.

         During the past year, we incurred defaults under both our accounts receivable financing with Wells Fargo Business Credit, Inc. and the long-term convertible notes. We have requested waivers from the holders of the notes, but such waivers have not yet been granted. This means the noteholders have the right to declare us in default and call all of their debt due and immediately payable. With the potential of the notes being called for payment, we re-classified what would have otherwise been long-term debt as short-term debt in the consolidated balance sheet as of December 31, 2002. In October, we executed a new factoring agreement with Bay View Funding ("BVF"). The agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore recently requested a waiver of such default.

         Cash used in operations for the twelve months ended December 31, 2002 was $7.0 million compared to cash used in operations during the twelve months ended December 31, 2001 of $2.5 million. The increase in cash used in operations was primarily attributable to a larger reduction of accrued liabilities and accounts payable. The increased uses of cash were partially offset by larger reductions of accounts receivable and prepaid expenses. At December 31, 2002 the balance in accounts receivable was $1.6 million and the balance in accounts payable was $4.4 million, of which approximately $3.2 million has aged 90 days or more. As of December 31, 2002, $314,000 in accounts receivable was factored under our arrangement with BVF. As a result, significant reductions in accounts receivable will not be available to provide us with cash to meet our future cash needs and we will need to continue using cash to reduce accounts payable. We expect to continue to use cash in operations due to existing current liabilities that will need to be paid in 2003.

         Cash provided by investing activities for the twelve months ended December 31, 2002 was $430,000 compared to cash provided by investing activities during the twelve months ended December 31, 2001 of $140,000. The increase in cash provided by investing activities was attributable to proceeds from the sale of trading securities of $1.4 million. The market value of trading securities held at December 31, 2002 is approximately $76,000. We anticipate that these trading securities will all be sold prior to December 31, 2003 and will no longer be available to provide us with additional cash to meet our future cash needs. We do not expect any significant increases or decreases from cash provided by or used in investing activities in 2003.

         Cash provided by financing activities for the twelve months ended December 31, 2002 was $3.9 million compared to cash provided by financing activities during the twelve months ended December 31, 2001 of $1.5 million. The increase in cash provided by financing activities was primarily attributable to the increase in proceeds from the issuance of convertible debt. We expect to have increases in cash provided by financing activities in 2003 due to our need for additional working capital.

         As of December 31, 2002, the balance of trading securities decreased from $1.4 million from December 31, 2001 to $76,000 as a result of selling of approximately $1.2 million of Wave common shares, and recognizing approximately $130,000 loss from sales and changes in the value of securities held. As of December 31, 2002, accounts receivable totaled $1.6 million as compared to $4.4 million as of December 31, 2001. This decrease was mainly attributable to the decreased revenues of the network deployment segment of the business. The decrease was a source of cash in the amount of $2.8 million. As of December 31, 2001, accounts payable decreased from $9.5 million to $4.4 million as of December 31, 2002. This accounts payable decrease was mainly attributable to the decreased purchase of goods for re-sale by our network deployment business segment and used cash in the amount of $4.3 million. The remainder of the reduction in accounts payable was attributable to approximately $270,000 of gains on settling vendor accounts, and issuance of $456,000 of notes in settlement of vendor accounts. As compared to December 31, 2001, accrued liabilities decreased from $3.3 million to $1.3 million as of December 31, 2002. This decrease in accrued liabilities was mainly attributable to the elimination of $1.4 million accrued under the Wave development contract, elimination of an estimated $463,000 liability to a certain vendor, and approximately $208,000 reduction of accrued personnel costs due to a reduction in workforce. As of December 31, 2002, the prior year balance of accrued rent in the amount of $2.2 million was eliminated in a settlement relative to facilities leases. We anticipate the trend of lower accounts receivable, accounts payable and accrued liabilities to continue until sales increase and the increased operations require an expanded workforce.

         We have experienced net losses and negative cash flows from operations for the last several years, and as of December 31, 2002, had an accumulated deficit of $108.1 million. We have financed our past operations principally through the issuance of common stock in a public offering and the issuance of convertible debt. The net proceeds from our public offering were approximately $35.3 million. The proceeds from the issuance of convertible debt for the year ended December 31, 2002 were $4.8 million. We raised $500,000 through the issuance of secured promissory notes dated November 14, 2002. We raised $1.1 million through the issuance of secured convertible promissory notes in January and March 2003. We have also issued notes and common stock to settle or restructure previously executed agreements.

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

         In December 2001, our co-chairmen each purchased a $375,000 three-year note bearing interest at 8.0% per annum in a $2.5 million private placement of such notes. In connection with the issuance of these notes we incurred approximately $25,000 of issuance costs primarily consisting of legal and other professional fees, which were to be paid upon completion of the April 16, 2002 financing described below. On April 16, 2002, we closed a financing whereby, with the exception of Mr. Winkler and Mr. Shah, the noteholders exchanged their December Notes for 10% secured convertible promissory notes convertible at $1.00 per share, with detachable warrants. We issued a total of 3,477,666 warrants in the offering. In June 2002 Mr. Shah and Mr. Winkler exchanged their December notes together with accrued interest for 299,184 and 297,736 shares, respectively, of our common stock based upon an exchange price of $1.30 per common share, which represented a premium above the trading price of our common stock.

         On April 16, 2002, we raised $5.0 million through the issuance of $4.0 million in 10% secured convertible promissory notes, $653,000 in unsecured non-convertible promissory notes ($153,000 held by co-chairman Mr. Shah and $500,000 held by co-chairman Mr. Winkler) and the receipt of pre-payment of a $500,000 note due from Mr. Shah, less a discount of $153,000. The discount was based upon a present value using the rate of 20% for early payment and was charged against earnings in the current year. In connection with the issuance of the secured convertible promissory notes we incurred approximately $626,000 of issuance costs, which primarily consisted of amortization of warrant costs, investment banker fees, legal and other professional fees. All promissory notes mature December 31, 2005; bear interest at a rate of 10% per annum to be paid quarterly in cash, or at our discretion, in common shares based upon the trailing 30-day average price per share prior to the interest due date; and the $4.0 million secured convertible promissory notes are convertible, in whole or in part, at the option of the holder into an aggregate of approximately 4.0 million shares of our common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions; and the secured convertible promissory notes have detachable warrants exercisable for three years to purchase up to an additional 2.4 million shares at $1.30 per share. In conjunction with the April 16 closing of the 10% secured convertible promissory notes, $1.75 million principal and $46,000 of accrued interest of the December notes were exchanged for the 10% secured convertible promissory notes and detachable warrants to purchase 1.078 million shares at $1.30 per share. The secured convertible promissory notes automatically convert prior to maturity if our common shares trade at or above $3.00 per share with average volume of 100,000 shares per day for 20 consecutive trading days. We are subject to restrictive covenants related to the secured convertible and unsecured non-convertible promissory notes that prevent us from pledging intellectual property as collateral. In June 2002 Mr. Shah and Mr. Winkler exchanged their unsecured non-convertible promissory notes together with accrued interest for 119,935 and 392,521 shares, respectively, of our common stock based upon an agreed upon price of $1.30 per common share.

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

         The combination of reduced accounts receivable financing availability and the unwillingness of primary vendors of our network deployment business to sell additional product to us on open account because of significant past due amounts caused a substantial reduction in the sales and related cost of sales during the year ended December 31, 2002, which in turn reduced cash flow. The reduced cash flow impaired our ability to meet vendor commitments as they became due. Due to the intensive capital requirements and low margin returns, subsequent to December 31, 2002, we decided to exit the Pulsar line of business and as a result, we are not accepting new orders and we are currently in the final stages of completing a wind down of the Pulsar operations.

         In October 2000, BIZ signed a development agreement with Wave for the integration of EMBASSY-based systems with set-top box master reference designs of Broadcom Corporation. The development agreement was amended in May 2001. Under this agreement, as amended, we were required to pay a total of $5.0 million beginning June 1, 2001 through December 1, 2002. In January 2002, we provided written notice to suspend the work under the agreement along with the related billings. We executed a settlement agreement effective as of September 30, 2002 with Wave whereby we concluded the development agreement effective as of August 31, 2002 and reached settlement terms. According to the terms of the termination and mutual release agreement, in October 2002 we issued 1.6 million shares of common stock and a $270,000 non-interest bearing note convertible into 200,000 shares of our common stock. As a result of this settlement agreement, during the year ended December 31, 2002, we recorded a loss of approximately $1.0 million. Additionally, based on the settlement agreement, we eliminated the related $3.6 million in total liabilities from the balance sheet.

         In November 2000, we executed an Alliance Agreement with EDS for the marketing of our products to EDS customers. This alliance calls for a joint working relationship between the two companies, is non-exclusive and has a term of ten years. On August 27, 2001, EDS and we executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers. Under this agreement, as of December 31, 2002, $1.0 million remained outstanding and unpaid to EDS for purchases of hardware and software. EDS and we executed a Master Services Agreement dated as of November 14, 2001 ("MSA") whereby beginning December 1, 2001 and ending December 31,

2006, we and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a trust assurance network ("TAN"). The MSA task order requires that we pay a monthly fee of $44,000 for account, test and lab management services beginning January 1, 2002. The obligations for these services can be terminated beginning January 1, 2003 by giving 90 days prior written notice and payment of $400,000, or beginning January 1, 2004 by giving 90 days prior written notice and payment of $200,000. Further, the MSA task order provides for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45,000 payable October 1, 2002. Once installation of the production environment TAN is complete, EDS agrees to host the TAN in exchange for a monthly service fee of $59,000 for 36 months and $60,000 per month for the remaining months of the MSA. We may terminate the MSA task order without cause by paying $400,000 after January 1, 2004 and providing 90 days prior written notice.

         During 2001, we arranged for the lease of two buildings approximating 63,000 square feet that were under construction and were subsequently completed in the Spectrum area of Irvine, California from an entity that was partially owned by our chairman, Mr. Shah. On one building totaling approximately 23,000 square feet, we sublet one-half of the building on terms and conditions matching the underlying lease. The sublease was with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it did not make any monthly rent payments. In October 2002, we restructured our lease obligations with our landlord, Research Venture, LLC, for the two buildings. This restructuring and settlement revised the estimate of anticipated costs relative to the disposition of one of the buildings that was recorded in 2001 in the amount of $2.2 million, which was net of anticipated offsetting sublease income. As a result of the restructuring and settlement, we increased stockholders' equity by $1.7 million through the issuance of common stock valued for financial reporting purposes at $956,000 and recorded a gain of $700,000 for the year ended December 31, 2002. The settlement required us to issue 959,323 shares of common stock, pay $500,000 in cash over a one-year period, cancel the lease on one building approximating 23,000 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40,000 square feet for an initial monthly rental rate of $55,000 plus common area costs beginning in December 2002. The monthly rental rate on the seven-year lease is scheduled to increase to $73,000 plus common area costs, at the beginning of the third year. We record rent expense on a straight-line basis. At our option, a portion of the rental rate may be paid either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360,000 subordinated convertible promissory note that we issued as prepaid rent. In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest.

         In October 2002, we terminated our accounts receivable financing arrangement with Wells Fargo Business Credit, Inc. and entered into a factoring agreement with Bay View Funding ("BVF"). The new factoring agreement contains a maximum advance of $750,000, was for an initial term of three months, and automatically renews for successive three-month periods. We may terminate this agreement at any time without the payment of any early termination fees, provided that we give at least thirty days written notice to BVF prior to the end of any renewal term. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every 30-day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the 30-day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day period beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains representations, warranties, and covenants and requires a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750,000 or approximately $2,000 per month. The agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore recently requested a waiver of such default, but have not yet received such a waiver, and thus remain in default.

         Our significant fixed commitments with respect to leases and inventory purchases as of December 31, 2002 were as follows:

                                                    PAYMENTS FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------
                                          TOTAL        2003      2004 & 2005     2006 & 2007    2008 & AFTER
                                          -----        ----      -----------     -----------    ------------
CONTRACTUAL OBLIGATIONS
Convertible Notes Term Debt.......    $ 7,372,459  $ 1,553,759   $ 5,818,699     $        --    $       --
Operating Leases..................      6,870,140  $ 1,252,985   $ 2,490,592       2,282,659       843,905

Unconditional Purchase Obligations        947,970      947,970            --              --            --
------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations    $15,190,569  $ 3,754,714   $ 8,309,291     $ 2,282,659    $  843,905

         We currently have a need for a substantial amount of capital to meet our liquidity requirements. The amount of capital that we will need in the future will depend on many factors including, but not limited, to:

         o        the ability to extend terms of payment to vendors;

         o        the market acceptance of our products and services;

         o the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the market place;

         o        research and development plans;

         o        levels of inventory and accounts receivable;

         o        technological advances;

         o        competitors' responses to our products and services;

         o        relationships with partners, suppliers and customers;

         o        projected capital expenditures;

         o        national and international economic conditions, and events;

         o periodic analysis of our goodwill valuation that may require us to take additional write-downs in future periods;

         o defaults on financing that will impact the availability of borrowings, or result in notes being declared immediately due and payable; and

         o reductions in the valuation of investment in trading securities.

         Our current financial condition is the result of several factors including the following:

         o        our operating results were below expectations;

         o sales of products into the commercial markets are taking longer to develop than originally anticipated,

         o lower than expected margins and reduced revenues from our Pulsar subsidiary ultimately led us to limit sales orders ; and

         o continued research and development expenses due to further enhancement of our products.

         In addition to our current deficit working capital situation, current operating plans show a shortfall of cash for the remainder of 2003. We intend to mitigate our position through one or more of the following:

         o ADDITIONAL EQUITY CAPITAL. We will seek additional equity capital, if available. Equity capital will most likely be issued at a discount to market and will require the issuance of warrants, which will cause dilution to current stockholders. In addition, providers of new equity capital may require additional concessions.

         o ADDITIONAL CONVERTIBLE DEBT. Depending upon the market conditions, we may issue additional debt instruments. The types of instruments available in the market would likely contain a provision for the issuance of warrants and may also be convertible into equity.

         o OFF BALANCE SHEET FINANCING. If we need to add equipment or decide to expand our facilities, we may use an operating lease transaction to acquire the use of capital assets. An operating lease would not appear on our balance sheet and would be charged as an expense as payments accrue.

         o FINANCING OF RECEIVABLES. We plan to generate cash by financing receivables under with the new BVF agreement.

         o        SALE OF INVESTMENTS. We may sell investments to generate cash.
                  The market value of trading securities was $76,000 at December 31, 2002. Since that date, we have not generated any funds through sale of investment securities.

         o NEGOTIATE WITH VENDORS. We have executed settlement and/or term-out agreements with a number of vendors. We will continue to negotiate with vendors regarding payment of existing accounts payable over extended terms of up to 48 months.

         o DEFERRAL OF CASH PAYMENTS. We may defer cash payments through suspension of certain development projects.

         o ISSUANCE OF STOCK AS PAYMENT FOR EXISTING AND FUTURE OBLIGATIONS. We may pay portions of accounts payable and accrued liabilities through issuances of common stock.

         o ISSUANCE OF STOCK TO PAY INTEREST. During 2002, we issued 105,861 shares and 127,035 shares as payment of interest due on our April 16, 2002 secured convertible promissory notes for the three months ended June 30, 2002 and September 30, 2002, respectively. During the quarter ended March 31, 2003, we issued 211,727 as payment for interest due for the three months ended December 31, 2002. We may issue additional stock in the future to pay interest on long-term debt.

         o REDUCTIONS IN WORK FORCE. We reduced our work force in 2002 and decreased the cash compensation paid to the remaining workforce. We may be forced to make similar reductions in the future if we do not realize our projected sales plans.

         If we do not receive adequate financing, we could be forced to merge with another company or cease operations.

         While we have a history of selling products in government markets, our new products that are just entering production after years of development have no sales history. Additionally, we are entering commercial markets with our products and are still developing acceptance of our offerings. Considerable uncertainty currently exists with respect to the adequacy of current funds to support our activities beyond December 31, 2002. This uncertainty will continue until a positive cash flow from operations is achieved. Additionally, we are uncertain as to the availability of financing from other sources to fund any cash deficiencies.

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

         Based upon forecasted sales and expense levels, we currently anticipate that existing cash, cash equivalents, investments, term-out arrangements with vendors and the current availability under our BVF factoring agreement will not be sufficient to satisfy our contemplated cash requirements for the next twelve months. However, our forecast is based upon certain assumptions, which may differ from actual future outcomes. We have incurred defaults under our financing agreements in the past. The BVF agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore recently requested a waiver of such default. We therefore may not be able to draw funds in the future, which would affect our ability to fund our operations. Additionally, without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses.

RISK FACTORS

         AN INVESTMENT IN SHARES OF OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST OR MAINTAIN AN INVESTMENT IN SHARES OF OUR COMMON STOCK. THIS REPORT CONTAINS OR INCORPORATES BY REFERENCE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

     WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES THAT MAY ADVERSELY IMPACT OUR BUSINESS AND OUR STOCKHOLDERS BY, AMONG OTHER THINGS, MAKING IT DIFFICULT FOR US TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO THE EXTENT NEEDED FOR OUR CONTINUED OPERATIONS OR FOR PLANNED EXPANSION.

         We may not become profitable or significantly increase our revenue. We incurred net losses of $8.6 million, $53.2 million and $41.4 million, for the years 2002, 2001 and 2000, respectively. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis.

         Our losses from operations, our use of cash in operating activities, and our accumulated deficit and working capital deficiency at December 31, 2002 and 2001, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent auditors to include in their opinions contained in our consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 an explanatory paragraph related to our ability to continue as a going concern. Analysts and investors generally view reports of independent auditors questioning a company's ability to continue as a going concern unfavorably. These reports may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the reports of our independent auditors and our consolidated financial statements before making a decision to invest in our company.

     WE MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD INTERFERE WITH OUR EXISTING AND PLANNED OPERATIONS, DILUTE OUR STOCKHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Historically, we have relied upon cash from financing activities to fund a significant portion of the cash requirements of our operating and investing activities, and there is no assurance we will be able to generate sufficient cash from our operating activities in the future. We do not expect future fixed obligations to be paid from operations during 2003 and intend to satisfy fixed obligations by obtaining additional debt and/or equity financing, using accounts receivable financing, extending vendor payments, selling investments and issuing stock as payment on obligations.

         Some of our secured convertible promissory notes contain the grant of a continuing security interest in substantially all of our assets and restrict our ability to obtain debt and/or equity financing. In addition, deteriorating global economic conditions and the effects of military actions may cause prolonged declines in investor confidence in and accessibility to capital markets.

         Any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would adversely affect our business, prospects, financial condition, results of operations and cash flows. Financing arrangements to raise additional funds may require us to relinquish rights to certain technologies, products or marketing territories. Our failure to raise capital when needed and on terms acceptable to us could adversely affect our business, operating results, financial condition and prospects by impairing our ability to fund our existing and planned operations.

     DEFAULTS UNDER OUR SECURED CREDIT ARRANGEMENTS COULD RESULT IN A FORECLOSURE ON OUR ASSETS BY OUR CREDITORS.

         All of our assets are pledged as collateral to secure portions of our debt. We were not able to obtain waivers for past covenant defaults, and we may in the future default under certain covenants of these credit arrangements. This means that if we are unable to obtain waivers in the future or if we incur a monetary default on our secured debt obligations, our indebtedness could become immediately due and payable and the lenders could foreclose on our assets.

     WE HAVE NOT GENERATED ANY SIGNIFICANT SALES OF OUR PRODUCTS WITHIN THE COMPETITIVE COMMERCIAL MARKET NOR HAVE WE ESTABLISHED A SUFFICIENT SALES AND MARKETING FORCE TO PROMOTE OUR PRODUCTS TO POTENTIAL COMMERCIAL CUSTOMERS, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS PERFORMANCE AND FUTURE PROSPECTS.

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

         Even if we convince our target markets about the importance of and need for such security, we do not know if this will result in the sale of our products. We may be unable to establish sales and marketing operations at levels necessary for us to grow this portion of our business, especially if we are unsuccessful at selling this product into vertical markets. We may not be able to support the promotional programs required by selling simultaneously into several markets. If we are unable to develop an efficient sales system, or if our products or components do not achieve wide market acceptance, then our operating results will suffer and our earnings per share will be adversely affected.

     WE FACE INTENSE COMPETITION AND PRICING PRESSURES FROM A NUMBER OF SOURCES, WHICH MAY REDUCE OUR AVERAGE SELLING PRICES AND GROSS MARGINS.

         The markets for our products and services are intensely competitive. As a result, we face significant competition from a number of sources. We may be unable to compete successfully because many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. In addition, there are several smaller and start-up companies with which we compete from time to time. We expect competition to increase as a result of consolidation in the information security technology and product reseller industries.

         The average selling prices for our products may decline as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. The pricing of products depends on the specific features and functions of the products, purchase volumes and the level of sales and service support required. We expect competition to increase in the future. As we experience pricing pressure, we anticipate that the average selling prices and gross margins for our products will decrease over product lifecycles. These same competitive pressures may require us to write down the carrying value of any inventory on hand, which would adversely impact our operating results and adversely affect our earnings per share.

     WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF ONLY ONE OF THOSE CUSTOMERS COULD ADVERSELY IMPACT OUR OPERATING RESULTS.

         We depend on a limited number of customers for a substantial portion of our revenue. During the years ended December 31, 2002, 2001 and 2000, we derived 26%, 20% and 42%, respectively, of our consolidated net revenue for that year from an individual customer. Many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from those customers.

     OUR RELIANCE ON THIRD PARTY TECHNOLOGIES FOR THE DEVELOPMENT OF SOME OF OUR PRODUCTS AND OUR RELIANCE ON THIRD PARTIES FOR MANUFACTURING MAY DELAY PRODUCT LAUNCH, IMPAIR OUR ABILITY TO DEVELOP AND DELIVER PRODUCTS OR HURT OUR ABILITY TO COMPETE IN THE MARKET.

         Our ability to license new technologies from third parties is and will continue to be critical to our ability to offer a complete suite of products that meets customer needs and technological requirements. Some of our licenses do not run for the full duration of the third party's patent for the licensed technology. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling or may need to redesign our products that incorporate that technology, and we may lose a competitive advantage. In addition, competitors could obtain licenses for technologies for which we are unable to obtain licenses, and third parties may develop or enable others to develop a similar solution to digital communication security issues, either of which events could erode our market share. Also, dependence on the patent protection of third parties may not afford us any control over the protection of the technologies upon which we rely. If the patent protection of any of these third parties were compromised, our ability to compete in the market also would be impaired.

     THIRD PARTIES COULD OBTAIN ACCESS TO OUR PROPRIETARY INFORMATION OR COULD INDEPENDENTLY DEVELOP SIMILAR TECHNOLOGIES BECAUSE OF THE LIMITED PROTECTION FOR OUR INTELLECTUAL PROPERTY.

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

     WE MAY FACE HARMFUL CLAIMS OF INFRINGEMENT OF PROPRIETARY RIGHTS, WHICH COULD REQUIRE US TO DEVOTE SUBSTANTIAL TIME AND RESOURCES TOWARD MODIFYING OUR PRODUCTS OR OBTAINING APPROPRIATE LICENSES.

         There is a risk that our products infringe the proprietary rights of third parties. Regardless of whether our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us and we could incur significant expenses in defending them. If any infringement claims or actions are asserted against us, we may be required to modify our products or seek licenses for these intellectual property rights. We may not be able to modify our products or obtain licenses on commercially reasonable terms, in a timely manner or at all. Our failure to do so could adversely affect our business by preventing us from selling some or all of our products.

     OUR INABILITY TO MAINTAIN AND DEVELOP NEW STRATEGIC RELATIONSHIPS WITH PARTNERS AND SUPPLIERS COULD IMPACT OUR ABILITY TO OBTAIN OR SELL OUR PRODUCTS, AND PREVENT US FROM GENERATING SALES REVENUES.

         We obtain and sell many of our products through strategic alliance and supplier agreements. The loss of any of our existing strategic relationships, or the inability to create new strategic relationships in the future, could adversely affect our ability to develop and market our products.

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

     ANY COMPROMISE OF PKI TECHNOLOGY WOULD ADVERSELY AFFECT OUR BUSINESS BY REDUCING OR ELIMINATING DEMAND FOR MANY OF OUR DATA SECURITY PRODUCTS.

         Many of our products are based on public key infrastructure, or PKI, technology, which is the standard technology for securing Internet-based commerce and communications. The security afforded by this technology depends on the integrity of a user's private key, which depends in part on the application of algorithms, or advanced mathematical factoring equations. The occurrence of any of the following could result in a decline in demand for our data security products:

         o any significant advance in techniques for attacking PKI systems, including the development of an easy factoring method or faster, more powerful computers;

         o publicity of the successful decoding of cryptographic messages or the misappropriation of private keys; and

         o government regulation limiting the use, scope or strength of PKI.

     A SECURITY BREACH OF OUR INTERNAL SYSTEMS OR THOSE OF OUR CUSTOMERS DUE TO COMPUTER HACKERS OR CYBER TERRORISTS COULD HARM OUR BUSINESS BY ADVERSELY AFFECTING THE MARKET'S PERCEPTION OF OUR PRODUCTS AND SERVICES.

         Since we provide security for Internet and other digital communication networks, we may become a target for attacks by computer hackers. The ripple effects throughout the economy of terrorist threats and attacks and military activities may have a prolonged effect on our potential commercial customers, or on their ability to purchase our products and services. Additionally, because we provide security products to the United States government, we may be targeted by cyber terrorist groups for activities threatened against United States based-targets.

         We will not succeed unless the marketplace is confident that we provide effective security protection for Internet and other digital communication networks. Networks protected by our products may be vulnerable to electronic break-ins. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Although we have not experienced any act of sabotage or unauthorized access by a third party of our internal network to date, if an actual or perceived breach of security for Internet and other digital communication networks occurs in our internal systems or those of our end-user customers, regardless of whether we caused the breach, it could adversely affect the market's perception of our products and services. This could cause us to lose customers, resellers, alliance partners or other business partners.

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

     IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCT AND SERVICE OFFERINGS COULD BECOME OBSOLETE.

         The markets we serve are characterized by rapidly changing technology, emerging industry standards and frequent introduction of new products. The introduction of products embodying new technologies and the emergence of new industry standards may render our products obsolete or less marketable. The process of developing our products and services is extremely complex and requires significant continuing development efforts. If we are unable to modify existing products and develop new products and services that are responsive to changing technology and standards and to meet customer needs in a timely and cost effective manner, our business could be adversely affected because we would be unable to sell our product and service offerings that have become obsolete.

     DOING BUSINESS WITH THE UNITED STATES GOVERNMENT ENTAILS MANY RISKS THAT COULD ADVERSELY AFFECT US BY DECREASING THE PROFITABILITY OF GOVERNMENTAL CONTRACTS WE ARE ABLE TO OBTAIN AND INTERFERING WITH OUR ABILITY TO OBTAIN FUTURE GOVERNMENTAL CONTRACTS.

         Sales to United States federal government agencies accounted for 25%, 66%, and 79% of our consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Our sales to these agencies are subject to risks that include:

         o        early termination of our contracts;

         o        disallowance of costs upon audit; and

         o the need to participate in competitive bidding and proposal processes, which are costly and time consuming and may result in unprofitable contracts.

         In addition, the government may be in a position to obtain greater rights with respect to our intellectual property than we would grant to other entities. Government agencies also have the power, based on financial difficulties or investigations of their contractors, to deem contractors unsuitable for new contract awards. Because we engage in the governmental contracting business, we have been and will be subject to audits and may be subject to investigation by governmental entities. Failure to comply with the terms of any of our governmental contracts could result in substantial civil and criminal fines and penalties, as well as our suspension from future governmental contracts for a significant period of time, any of which could adversely affect our business by requiring us to spend money to pay the fines and penalties and prohibiting us from earning revenues from governmental contracts during the suspension period.

     DELAYS IN DELIVERIES FROM OUR SUPPLIERS OR DEFECTS IN GOODS OR COMPONENTS SUPPLIED BY OUR VENDORS COULD CAUSE OUR REVENUES AND GROSS MARGINS TO DECLINE.

         We rely on a limited number of vendors for certain components for the products we are developing. Any undetected flaws in components supplied by our vendors could lead to unanticipated costs to repair or replace these parts. We currently purchase some of our components from a single supplier, which presents a risk that the components may not be available in the future on commercially reasonable terms or at all. For example, Atmel Corporation has completed development of a specially designed Forte microprocessor that we have incorporated into a Forte PKI card. Commercial acceptance of the Forte microprocessor will be dependent on continued development of applications to service customer requirements. Any inability to receive or any delay in receiving adequate supplies of the Forte microprocessor, whether as a result of delays in development of applications or otherwise, would adversely affect our ability to sell the Forte PKI card.

         We do not anticipate maintaining a supply agreement with Atmel Corporation for the Forte microprocessor. If Atmel Corporation were unable to deliver the Forte microprocessor for a lengthy period of time or were to terminate its relationship with us, we would be unable to produce the Forte PKI card until we could design a replacement computer chip for the Forte microprocessor. We anticipate this would take substantial time and resources to complete, which could result in delays or reductions in product shipments that could adversely affect our business by requiring us to expend resources while preventing us from selling the Forte PKI card.

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

     OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT TEAM.

         Our founder, co-chairman and co-chief executive officer, Kris Shah, has been with us since 1970, and our co-chairman and co-chief executive officer, Marvin Winkler, co-founded one of our wholly-owned subsidiaries. Their experience, expertise, industry knowledge and historical company knowledge would be extremely difficult to replace if we were to lose the services of either of them. The precise impact of the loss of services of either of them is difficult to predict, but would likely result in, at a minimum, significant costs to recruit, hire and retain a successor and impaired operating results while the successor was being recruited and transitioning into the position. We do not currently maintain life insurance on the lives of either of these officers.

     THERE IS SIGNIFICANT COMPETITION IN OUR INDUSTRY FOR HIGHLY SKILLED EMPLOYEES, AND OUR FAILURE TO ATTRACT AND RETAIN TECHNICAL PERSONNEL WOULD ADVERSELY AFFECT OUR BUSINESS BY IMPAIRING OUR ABILITY TO EFFICIENTLY CONDUCT OUR OPERATIONS.

         We may not be able to attract or retain highly skilled employees. Our inability to hire or retain highly qualified individuals may impede our ability to develop, install, implement and service our software and hardware systems, to retain existing customers and attract new customers, or to efficiently conduct our operations, all of which would adversely affect our business. A high level of employee mobility characterizes the data security and networking solution industries, and the market for highly qualified individuals in computer-related fields is intense. This competition means there are fewer highly qualified employees available to hire, and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Furthermore, the hiring and retention of technical employees necessitates the issuance of stock options and other equity interests, which may dilute earnings per share.

     OUR EFFORTS TO EXPAND OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS, ANY OF WHICH COULD ADVERSELY AFFECT OUR FUTURE INTERNATIONAL SALES.

         We plan to increase our international sales. Our inability to obtain or maintain federal or foreign regulatory approvals relating to the import or export of our products on a timely basis could adversely affect our ability to expand our international business. Additionally, our international operations could be subject to a number of risks, any of which could adversely affect our future international sales, including:

         o        increased collection risks;

         o        trade restrictions;

         o        export duties and tariffs;

         o        uncertain political, regulatory and economic developments; and

         o        inability to protect our intellectual property rights.

     WE ARE UNABLE TO PREDICT THE EXTENT TO WHICH THE RESOLUTION OF LAWSUITS PENDING AGAINST US AND OUR SUBSIDIARY COULD ADVERSELY AFFECT OUR BUSINESS BY, AMONG OTHER THINGS, SUBJECTING US TO SUBSTANTIAL COSTS AND LIABILITIES AND DIVERTING MANAGEMENT'S ATTENTION AND RESOURCES.

         G2 Resources, Inc. and Classical Financial Services, LLC have filed complaints against Pulsar alleging that Pulsar breached a contract by failing to make payments to G2 Resources, Inc. in connection with services allegedly provided by G2 Resources, Inc. In April 2001, the court dismissed, for lack of prosecution activity for more than twelve months, the original complaint that G2 Resources, Inc. had filed against Pulsar in January 1998. G2 Resources, Inc. re-filed the action in May 2001. In 2002, the court moved this case into the same division handling other matters related to G2 and Classic Financial Services, LLC. Pulsar intends to vigorously defend against the plaintiffs' claims and has asserted defenses and counterclaims.

         In May 2002, Contemporary Services Corporation filed an action against us alleging breach of contract, fraud, negligent misrepresentation and violation of California Corporations Code section 25400. The action relates to a term sheet agreement that we entered into with the plaintiff in October 2001 in connection with a potential strategic relationship between the plaintiff and us. We filed an answer and cross-complaint. While we continued to believe we would prevail at trial, in February 2003, we reached an agreement to settle the case for less than $50,000, which will be jointly paid by our insurance carrier and us. Our estimated portion of the settlement has been accrued in the results of the year ended December 31, 2002.

         In May 2002, Integral Systems, Inc. filed an action against us alleging that we breached a promissory note for the payment of $389,610 and then obtained a confessed judgment for approximately $327,250. In March 2003 we executed settlement papers that would permit Integral Systems to file a stipulated judgment against us in the amount of the unpaid balance if we default on a payment schedule that requires us to make payments of $20,000 per month until the balance is paid in full.

         In June 2002, Research Venture, LLC filed two lawsuits against us alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. We surrendered possession of both properties and negotiated a restructuring of our obligations under the leases. Under the restructuring arrangement, we agreed to make cash payments to Research Venture aggregating $500,000, and we issued 959,323 shares of common stock and a subordinated convertible promissory note in the principal amount of $360,000 that represents prepaid rent on a property we are leasing from Research Venture and is convertible into an aggregate of up to 276,923 shares of common stock. Research Venture will be entitled to entry of the stipulated judgment in the maximum aggregate amount of $3.1 million, less consideration we pay prior to any entry of the judgment, if we do not comply with the terms of the restructuring arrangement through December 2004.

         In July 2002, Synnex Technology filed a lawsuit against us in the Superior Court of Orange County, Case No. 02CC12380, alleging that we failed to pay $120,986 for products purchased by us for resale. We and Synnex agreed to settle the matter by payment of ten equal installments of $12,099, pursuant to a stipulation for entry of judgment that is to be held by counsel for Synnex and not filed with the court absent breach by us. The last payment is due on or before June 9, 2003, at which time the action will be dismissed. To date, all required payments have been made.

         Any or all of these litigation matters could subject us to substantial costs and liabilities and divert our management's attention and resources during our current and future financial reporting periods. If we believe it is probable that we will incur an estimable amount of expenses in connection with a litigation matter, we will include the estimated amount of expenses in accounts payable or accrued liabilities. If we feel unable to make a reasonable judgment as to the ultimate outcome of, or to assess or quantify our exposure relating to, a litigation matter, we will not include in our financial statements an estimated amount of expenses for that matter. Consequently, if we are unable during any financial reporting period to accurately estimate our potential liability in connection with a litigation matter, our financial condition and results of operations in future financial reporting periods may be adversely affected when we record any unreserved costs or liabilities we actually have incurred in connection with a litigation matter.

     A NUMBER OF VENDORS HAVE FILED OR THREATENED TO FILE LAWSUITS TO COLLECT AMOUNTS DUE FROM US. IF WE ARE UNABLE TO REACH A FAVORABLE RESOLUTION OF THESE MATTERS, WE MAY HAVE TO DEFEND OURSELVES IN COSTLY LITIGATION AND BE SUBJECT TO SUBSTANTIAL MONETARY JUDGMENTS.

         During 2002, several vendors filed or threatened to file suits against us related to outstanding account balances that are included within our accounts payable. We reached oral agreement with several vendors, including one vendor who had filed suit against us. We are making payments on the amount owed to the vendor who filed suit against us and executed an agreement to extend the terms of the existing accounts payable balance. The vendor has indicated that it will execute and return the agreement to us, but as of March 28, 2003, we had not received the executed agreement. If the collection suit goes to judgment, there would be an adverse impact on our financial condition and liquidity.

     GOVERNMENTAL REGULATIONS AFFECTING SECURITY OF INTERNET AND OTHER DIGITAL COMMUNICATION NETWORKS COULD LIMIT THE MARKET FOR OUR PRODUCTS AND SERVICES.

         The United States government and foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, including encryption technology. Any additional governmental regulation of imports or exports or failure to obtain required export approval of encryption technologies could delay or prevent the acceptance and use of encryption products and public networks for secure communications and could limit the market for our products and services. In addition, some foreign competitors are subject to less rigorous controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than us in the United States and in international security markets for Internet and other digital communication networks. In addition, governmental agencies such as the Federal Communications Commission periodically issue regulations governing the conduct of business in telecommunications markets that may negatively affect the telecommunications industry and us.

     BIZ ACQUISITION-RELATED ACCOUNTING CHARGES MAY CONTINUE TO DELAY OR REDUCE OUR PROFITABILITY.

         We accounted for our August 2001 acquisition of BIZ as a purchase. Under the purchase method of accounting, the purchase price was allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from BIZ. The excess of the purchase price over BIZ's tangible net assets resulted in goodwill and other intangible assets.

         In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement 142, "Goodwill and Other Intangible Assets." We adopted this statement effective January 1, 2002. Under this statement, goodwill is no longer amortized and is subject to annual testing for impairment beginning January 1, 2002. The provisions of this statement require us to perform a two-step test to assess goodwill for impairment. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and we need not proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then we must determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we will record an impairment loss in the amount of the excess. With regard to a reporting unit's goodwill balance at January 1, 2002, we were required to perform the first step of the annual testing for impairment by June 30, 2002. If the results of that step indicated that goodwill may be impaired, we would then be required to complete the second step as soon as possible, but no later than December 31, 2002.

         As of December 31, 2001, we assessed the fair value of our two reporting units by comparing the book value of our equity interests to the fair value of our equity interests based upon the terms of a financing we completed in April 2002. Given consideration of this comparison and relevant factors, we concluded that as of December 31, 2001, an impairment write-down of approximately $36.3 million was required. We reviewed the assumptions used in the original analysis performed as of December 31, 2001 for dates of March 31, 2002, June 30, 2002, and September 30, 2002 and concluded that such analyses continued to be adequate and no additional write-down was required.

         We later performed an assessment of our Information Security Products and Services reporting unit. The assessment was performed to measure the fair value of the remaining goodwill as of December 31, 2002 using a multi-period discounted cash flow method. The results of the analysis indicated that no additional write-down was required as of December 31, 2002.

         We are required to perform tests for impairment at least annually. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. We cannot predict whether or when there will be additional impairment charges, or the amount of any such charges. If the charges are significant, they could cause the market price of our common stock to decline.

     A RELOCATION OF OUR SOFTWARE DEVELOPMENT TO INDIA COULD PROVE TO BE UNPROFITABLE DUE TO RISKS INHERENT IN INTERNATIONAL BUSINESS ACTIVITIES.

         We may relocate portions of our software development activities to India in an effort to reduce our operating expenses. We are subject to a number of risks associated with international business activities that could adversely affect any operations we may develop in India and could slow our growth. These risks generally include, among others:

         o        difficulties in managing and staffing our Indian operations;

         o difficulties in obtaining or maintaining regulatory approvals or in complying with Indian laws;

         o reduced or less certain protection for intellectual property rights;

         o        differing technological advances, preferences or requirements;

         o        trade restrictions;

         o        foreign currency fluctuations; and

         o general economic conditions, including instability, in the Indian market.

         Any of these risks could adversely affect our business and results of operations.

     CONFLICTS INVOLVING INDIA COULD ADVERSELY AFFECT ANY OPERATIONS WE MAY ESTABLISH IN INDIA, WHICH COULD INTERFERE WITH OUR ABILITY TO CONDUCT ANY OR ALL OF OUR OTHER OPERATIONS.

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

     NASDAQ MAY DELIST OUR COMMON STOCK, WHICH COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT MORE DIFFICULT FOR OUR STOCKHOLDERS TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK AND FOR US TO OBTAIN FINANCING. DELISTING ALSO WOULD ENTITLE A THIRD PARTY TO FILE A POTENTIALLY SUBSTANTIAL STIPULATED JUDGMENT AGAINST US.

     The quantitative listing standards of The Nasdaq National Market require, among other things, that listed companies maintain a minimum bid price of $1.00. In November 2002, we received a notice from Nasdaq indicating that our common stock had failed to maintain the required minimum bid price of $1.00 for the last 30 consecutive trading days and that, therefore, we had until February 20, 2003 to regain compliance with that requirement. We did not timely regain compliance with that requirement. In March 2003, we received a notice from

Nasdaq that the period to regain compliance with the $1.00 minimum bid price has been extended and additional 90 days, through May 21, 2003. If we fail to timely regain compliance with that requirement, or if we fail to maintain compliance with any other listing requirement, Nasdaq staff likely will provide written notice to us that our common stock will be delisted. At that time, we intend to appeal the staff's determination to a listing qualifications panel for consideration. Alternatively, we may be permitted to submit an application to transfer the listing of our common stock to The Nasdaq SmallCap Market if we satisfy the continued inclusion requirements for The Nasdaq SmallCap Market. The successful transfer of the listing of our common stock to The Nasdaq SmallCap Market would make available an extended grace period through August 19, 2003 for the minimum $1.00 bid price requirement and would make available an additional 180 calendar day grace period if we meet the initial listing criteria for The Nasdaq SmallCap Market.

         In addition to minimum bid price requirements, Nasdaq's qualification standards require, among other things, that issuers apply for initial inclusion on Nasdaq following a change of control. Nasdaq looks at many factors in determining whether a change of control has occurred, including without limitation, changes in the management, board of directors, voting power and ownership of a company. Depending on the terms and conditions of any future financings or other transactions we may enter into, if Nasdaq determines that a change of control has occurred, we would need to file a new listing application if we want to maintain our Nasdaq listing. We do not know whether, at the time, if any, that we would file a new listing application with Nasdaq, we would meet the initial listing standards of either The Nasdaq National Market or The Nasdaq SmallCap Market.

         If we are delisted from The Nasdaq National Market, our stock price could decline further and the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, particularly if we are unable to transfer the listing of our common stock to The Nasdaq SmallCap Market. This could inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all. Also, if we are delisted from The Nasdaq National Market, Research Venture, LLC, a party with whom we have entered into a litigation settlement, would be entitled to entry of a stipulated judgment against us in the maximum aggregate amount of $3.1 million, less consideration we pay prior to any entry of the judgment.

     THE NON-CASH INTEREST EXPENSE REQUIRED IN CONNECTION WITH THE DETACHABLE WARRANTS AND BENEFICIAL CONVERSION FEATURES OF OUR APRIL 2002 FINANCING MAY ADVERSELY AFFECT OUR STOCK PRICE.

         The secured convertible promissory notes we issued in April 2002 are convertible into shares of our common stock at a conversion price below the market price of our common stock at the commitment date for the notes. In addition, the notes were accompanied by common stock purchase warrants with an exercise price below the market price of our common stock at the commitment date. Accordingly, under accounting guidelines, we were required to record a substantial non-cash charge as interest expense, with an offsetting increase to our paid-in-capital. While recording this entry had no effect on our stockholders' equity, the entry substantially increased our reported loss for the year ended December 31, 2002 and may cause a decline in our stock price.

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the 52-week period ended March 28, 2003, the high and low closing sale prices of our common stock were $2.60 and $0.54, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

         o variations in our annual or quarterly financial results, which variations could result from, among other things, the timing, size, mix and customer acceptance of our product and service offerings and those of our competitors, and the timing and magnitude of required capital expenditures;

         o company-issued earnings announcements that vary from consensus analyst estimates;

         o changes by financial research analysts in their recommendations or estimates of our earnings;

         o conditions in the economy in general or in the information technology service sector in particular;

         o announcements of technological innovations or new products or services by us or our competitors; and

         o unfavorable publicity or changes in applicable laws and regulations, or their judicial or administrative interpretations, affecting the information technology service sector and us.

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

     A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ARE OR WILL BECOME ELIGIBLE FOR PUBLIC SALE, AND SALES OF LARGE NUMBERS OF OUR SHARES COULD ADVERSELY AFFECT THEIR MARKET PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of March 31, 2003, we had issued and outstanding 25,067,576 shares of common stock, a majority of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Our common stock historically has been thinly traded. Our average daily trading volume between March 18, 2002 and March 21, 2003 was 8,882 shares. If our stockholders seek to sell numbers of shares significantly in excess of our typical volume, the market price of our shares may decline. Any adverse effect on the market price for our common stock could make it more difficult for us to sell equity securities at a time and at a price that we deem appropriate.

     FUTURE CONVERSIONS OR EXERCISES OF OUR OUTSTANDING DERIVATIVE SECURITIES, PARTICULARLY THOSE THAT CONTAIN "FULL RATCHET" ANTI-DILUTION PROVISIONS, COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT BY CAUSING LARGE NUMBERS OF SHARES OF OUR COMMON STOCK TO BE ISSUED IN THE FUTURE.

         Convertible notes and warrants such as those that we issued in April 2002 contain "full ratchet" anti-dilution provisions that are in effect through April 16, 2003. This means that if we issue any common stock or securities convertible into or exercisable for common stock prior to April 16, 2003 for consideration less than the conversion price of the notes (initially, $1.00 per share) or the exercise price of the warrants (initially, $1.30 per share), then the conversion price of the notes and/or the exercise price of the warrants automatically will adjust down to the consideration per share in the new issuance. So, for example, if we issue an option to purchase shares of our common stock at $0.80 per share, both the conversion price of the notes and the exercise price of the warrants will be reduced to $0.80 per share, and the number of shares underlying the warrants will be increased in proportion to the reduction in the warrant exercise price.

         Declines in the market price of our common stock, future market conditions and our present and future cash needs may require us to issue securities at a lower price. If we do so without obtaining a waiver of the anti-dilution provisions, then the new, lower effective conversion price of the convertible notes would cause even more shares of our common stock to become issuable upon conversion of the notes, and the number of shares underlying the warrants would be adjusted upward in proportion to the downward adjustment to the warrant exercise price, creating the possibility of significant dilution of any future earnings per share.

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

     IF WE ARE UNSUCCESSFUL IN COMPLYING WITH OUR REGISTRATION OBLIGATIONS, WE MAY BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES AND LITIGATION SETTLEMENTS AND COULD FACE SIGNIFICANT PENALTIES AND A SUBSTANTIAL STIPULATED JUDGMENT.

         The agreements we entered into in connection with our issuance of secured convertible promissory notes and related warrants and in connection with settlement of litigation require us to, among other things, register for resale the shares of common stock issued or issuable under those arrangements and to maintain the effectiveness of the registration statements for an extended period of time. If we are unable to timely obtain and maintain effectiveness of the required registration statements, or if we default under the arrangements for any other reason, then the holders of the notes could, among other things, require us to pay substantial penalties, require us to repay the notes at a premium and/or foreclose upon their security interest in our assets, and the parties to the settlement arrangements could take action against us that could include the filing of a substantial stipulated judgment. Any of these events would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by negatively impacting our cash flows.

     A SMALL NUMBER OF STOCKHOLDERS, WHO INCLUDE CERTAIN OF OUR OFFICERS AND DIRECTORS, HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES AND TO TAKE ACTION BY WRITTEN CONSENT WITHOUT A MEETING OF STOCKHOLDERS.

         As of March 31, 2003, Kris Shah, Marvin Winkler and certain of their family members and affiliates owned, in the aggregate, approximately 54.1% of our outstanding common stock. Those stockholders, if acting together, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote. Further, those stockholders have the ability to take action by written consent on those matters without a meeting of stockholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. Also, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders, and may adversely affect the market price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We own Class A Common Stock of Wave Systems Corp., which stock is classified as trading securities. The stock is listed on The Nasdaq National Market. The increase or decrease in value of the stock is included in our statement of operations together with the gain or loss on sales of the stock. As of December 31, 2002, we had approximately 57,000 shares with an aggregate value of approximately $76,000. For the years ended December 31, 2001 and 2002, we recorded realized loss on trading securities of approximately $530,000 and $130,000, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements included in this report beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As disclosed in our Form 8-K filed August 1, 2002, on July 25, 2002, we and our subsidiaries notified KPMG LLP, the independent accounting firm that was engaged as SSP's principal accountant to audit our financial statements, that we intended to engage new certifying accountants, in effect terminating our relationship with KPMG. Our decision to change accountants was approved by our audit committee and board of directors. In connection with the audits of the two years ended December 31, 2001, and during the subsequent interim period through July 25, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its opinion. In addition, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.

         As disclosed in our Form 8-K filed August 6, 2002, on August 2, 2002, we engaged Haskell & White LLP as our new certifying accountants. We had not consulted with Haskell & White in the past regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is information regarding our executive officers and directors as of March 31, 2003:

NAME                                        AGE   POSITION
----                                        ---   --------
Kris Shah (3)............................    63   Co-Chairman of the Board of Directors, Director, Co-Chief
                                                  Executive Officer, and Secretary
Marvin J. Winkler........................    48   Co-Chairman of the Board of Directors, Director and
                                                  Co-Chief Executive Officer
Richard M. Depew.........................    42   President and Chief Operating Officer
Thomas E. Schiff.........................    52   Executive Vice President and Chief Financial Officer
Gregg Amber (2)..........................    46   Director
Joel K Rubenstein (1) (2) ...............    66   Director
Ron R. Goldie (1) (2) ...................    51   Director
Gregory J.  Clark (1) (3) ...............    59   Director

____________
(1) Member of audit committee
(2) Member of compensation committee
(3) Member of technology committee

         KRIS SHAH is our co-chairman of the board of directors, director, co-chief executive officer and secretary. Mr. Shah has been our chairman of the board of directors, director and chief executive officer since he founded our company in 1970 and began sharing these positions with Mr. Winkler in August 2001 following the acquisition of BIZ. Mr. Shah has served as our secretary since May 2001. In addition, from September 2000 until August 2001, Mr. Shah served as our president. Mr. Shah's career has involved every major aspect of circuit design and chip packaging technology, including research and development, manufacturing, engineering, marketing and strategic planning. Before forming our company, Mr. Shah held management level positions at Hughes Aircraft Co., Fiberite Inc. and Bell Industries, Inc. Mr. Shah holds B.S. and M.S. degrees in mechanical engineering from the University of Southern California.

         MARVIN J. WINKLER is our co-chairman of the board of directors, director and co-chief executive officer, positions he has held since August 2001 following our acquisition of BIZ. Prior to that and since April 2000, Mr. Winkler served as the chief executive officer and chairman of the board of directors and as a director of BIZ. Mr. Winkler founded BIZ to address the secure processing and applications required to ensure secure high-speed knowledge and financial transactions across the Internet. He also established the industry's first Core-To-Edge(TM) solution set of hardware, software and firmware products and applications for security in electronic commerce. In June 1999, Mr. Winkler partnered with principals of Broadcom Corporation to co-found Broadband Interactive Group ("BIG") to demonstrate the applications for interactive television in a convergent broadband media industry. In November 2001 BIG made an assignment for the benefit of its creditors. In August 1996, Mr. Winkler acquired Gotcha International, L.P., an apparel manufacturer, and served as its president and chief executive officer until July 2002. In August 2002, Gotcha filed for Chapter 11 bankruptcy protection in order to terminate the license of its domestic licensee. Gotcha has filed a reorganization plan to re-pay creditors in full plus interest.

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

         THOMAS E. SCHIFF has served as our executive vice president and chief financial officer since our acquisition of BIZ in August 2001. Prior to that, Mr. Schiff served as the executive vice president, chief financial officer, treasurer and secretary and as a member of the board of directors of BIZ since its inception in April 2000. From December 1998 to June 2001, he was an executive vice president and chief financial officer for SW Gotcha Acquisition Ltd and Gotcha International, L.P. From March 1996 to December 1998, Mr. Schiff was executive vice president and chief financial officer of Pacific Eyes & T's. Mr. Schiff was formerly a certified public accountant for the San Francisco office of Peat, Marwick, Mitchell. He holds a degree in economics from Stanford University and an M.B.A. degree from the Stanford Graduate School of Business.

         GREGG AMBER joined our board in April 2000. From March 2000 until May 2001, Mr. Amber also served as our secretary. Mr. Amber is currently a partner with the law firm of Rutan & Tucker, LLP. From December 1999 until July 2000, Mr. Amber was the senior vice president, secretary and general counsel for ZLand.com, Inc. From March 1998 through November 1999, Mr. Amber was a partner with the law firm of Rutan & Tucker, LLP. Mr. Amber holds a B.A. degree in political science and mathematics from Principia College and a J.D. degree from Stanford Law School.

         JOEL K. RUBENSTEIN joined our board in October 2002. Since January 1992, Mr. Rubenstein has been a principal of Oracle One Partners, Inc., a strategic business and marketing company based in Newport Beach, California. >From 1985 to 1990, Mr. Rubenstein served in the Office of the Commissioner, Major League Baseball as executive vice president of marketing and corporate sponsorships. From 1979 through 1984, Mr. Rubenstein served as vice president of the Los Angeles Olympic Organizing Committee. Since June 1994, Mr. Rubenstein has been a board member of Fotoball USA, a publicly traded company based in San Diego, California (Nasdaq-NMS: FUSA). He serves on the board of directors of the Yosemite National Institutes and is a director of Big Brothers/Sisters of Orange County.

         RON R. GOLDIE joined our board in January 2003. Mr. Goldie has served domestically and internationally as both a senior business executive and an attorney with several large law firms, with Mr. Goldie specializing in financial transactions and managing the business law departments of those firms. From November 2001 to February 2002, Mr. Goldie was the Chief Financial Officer of ETC, plc, a London-based firm with operations in electronic payment processing and encryption, in addition to technology investments both in the United States and Europe. From October 2000 to September 2001, Mr. Goldie was the Chief Operating Officer of GlobalNetFinancial ((Nasdaq-NMS: GLBN) (LSE/AIM:GLFA)), an international dual-listed firm with holdings in numerous financial management firms in the United States and Europe. Upon returning from London in September 2001, Mr. Goldie formed the Law Offices of Ron R. Goldie to serve both domestic and European-based clients. Previously, Mr. Goldie served as a senior partner in various firms, including Mitchell Silberberg & Knupp from March 1999 to April 2001, Stroock & Stroock & Lavan from January 1998 to March 1999, Coudert Brothers from April 1997 to January 1998, and Jeffer Mangels Butler & Marmaro from 1990 to 1997. Mr. Goldie earned a B.A. degree in history and a J.D. degree from University of Southern California.

         DR. GREGORY J. CLARK joined our board in January 2003. Dr. Clark has served as vice chairman of Knowledge Universe, a private company that operates, incubates and invests in companies in the technology, health and education industries, since January 2000. He has served as a director of Nextera Enterprises, Inc., a management consulting services company (Nasdaq-SCM: NXRA), since January 2000. From January 1998 to January 2000, Dr. Clark served as president and chief operating officer of Loral Space and Communications, LLC, a satellite communications company. From March 1994 to December 1998, Dr. Clark served as president of the News Technology Group, a division of News Corporation, and was responsible for the worldwide integration of technical strategies and operations in print, terrestrial and satellite television, film and online and Internet services. From 1988 to 1994, Dr. Clark served as director of science and technology for IBM in Australia. Dr. Clark holds a Ph.D. degree in Physics from Australian National University and a B.Sc. degree in Physics from University of Tasmania.

         There are no family relationships among our officers and directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder require the directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities, and to furnish us with copies of all reports that they file.

         Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2002 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, all Section 16(a) filing requirements applicable to our reporting persons during 2002 were met except that Wave Systems Corp. filed two late Form 4s to report three transactions.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table provides information concerning the annual, long-term and other compensation for 2002, 2001 and 2000 earned for services in all capacities as an employee by our co-chief executive officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 during 2002 (collectively, the "named executive officers"):

                                SUMMARY COMPENSATION TABLE
                                                                           LONG-TERM
                                                                          COMPENSATION
                                             ANNUAL COMPENSATION             AWARDS
                                             -------------------             ------
                                                             OTHER         SECURITIES
       NAME AND                                              ANNUAL        UNDERLYING     ALL OTHER
 PRINCIPAL POSITIONS       YEAR      SALARY        BONUS  COMPENSATION      OPTIONS      COMPENSATION
 -------------------       ----      ------        -----  ------------      -------      ------------
Kris Shah,                 2002    $142,188 (1)      --    $25,200 (2)      26,250        $3,281 (3)
  Co-Chairman,             2001    $236,908          --    $25,200 (2)          --            --
  Co-Chief Executive       2000    $181,375          --    $25,200 (2)          --            --
  Officer and Secretary

Marvin J. Winkler,         2002    $130,954 (1)      --    $17,979 (4)      26,250            --
  Co-Chairman and          2001    $ 34,615          --    $ 6,400 (6)          --            --
  Co-Chief Executive       2000          --          --         --              --            --
  Officer (1)

Richard M. Depew,          2002    $165,156 (1)      --    $6,000 (5)       26,250            --
  President and Chief      2001    $ 60,333          --    $2,500 (5)      220,000            --
  Operating Officer (1)    2000          --          --        --               --            --

Thomas E. Schiff,          2002    $117,989 (1)      --    $14,400 (5)      18,750        $  729 (3)
  Executive Vice           2001    $ 48,096          --    $7,200 (6)       47,512            --
  President and Chief      2000          --          --        --               --            --
  Financial Officer (1)

(1) Messrs. Shah, Winkler, Depew and Schiff had their annual salaries reduced by 10% along with all other employees in August 2002, and they deferred payment of additional salary amounts. Since August 1, 2002, their annual salaries paid have been $87,500, $87,500, $148,750 and $112,500, respectively. Messrs. Shah, Winkler and Depew deferred payment of salary in the amounts of $29,200, $29,200 and $3,650, respectively, which are included in accrued liabilities as of December 31, 2002 and are included in the above table.

(2)  Represents a $19,200 car allowance and $6,000 in health insurance premiums.

(3) Represents matching company contribution to 401(k) plan on the same terms as were generally made available to all employees.

(4)  Represents a $12,000 car allowance and $5,979 in health insurance premiums.

(5)  Represents car allowance.

(6)  Represents car allowance and $2,400 in health insurance premiums.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding options granted in 2002 to the named executive officers. We did not grant any stock appreciation rights in 2002. This information includes hypothetical potential gains from stock options granted in 2002. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of our common stock price over the 10-year life of the stock options granted in 2002. These assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.

                                            INDIVIDUAL GRANTS
                                                 PERCENT
                                                OF TOTAL
                                                 OPTIONS                              POTENTIAL REALIZABLE VALUE
                                  NUMBER OF    GRANTED TO                        AT ASSUMED ANNUAL RATES OF STOCK PRICE
                                 SECURITIES     EMPLOYEES   EXERCISE               APPRECIATION FOR OPTION TERM (2)
                        GRANT    UNDERLYING     IN FISCAL  PRICE PER  EXPIRATION --------------------------------------
NAME                    DATE   OPTIONS GRANTED  YEAR (1)     SHARE       DATE         0%            5%           10%
-------------------   -------  ---------------  --------   ---------  ---------- -----------    ----------   ----------
Kris Shah..........   8/01/02      26,250 (3)      2.3%     $1.30      8/01/12          --        19,327        50,993
Marvin J. Winkler..   8/01/02      26,250 (3)      2.3%     $1.30      8/01/12          --        19,327        50,993
Richard M. Depew...   8/01/02      26,250 (3)      2.3%     $1.30      8/01/12          --        19,327        50,993
Thomas E. Schiff ..   8/01/02      18,750 (3)      1.6%     $1.30      8/01/12          --        13,789        36,376

____________

(1) Based on options to purchase 1,151,177 shares granted to our employees during 2002.

(2)  Calculated using the potential realizable value of each grant.

(3) The option vests and become exercisable as to 20% of the underlying shares of common stock upon issuance. The option vests and becomes exercisable as to the remaining 80% of the underlying shares of common stock at the rate of 1/48th of the total shares underlying the option per month, commencing September 1, 2002.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

         The following table provides information regarding the number of shares of common stock underlying exercisable and unexercisable stock options held by the named executive officers at December 31, 2002. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option. None of the options were in-the-money at December 31, 2002, and no options were exercised by the named executive officers during 2002.

                                                              NUMBER OF
                                                        SECURITIES UNDERLYING              VALUE OF UNEXERCISED
                                                        UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                          SHARES                          DECEMBER 31, 2002                DECEMBER 31, 2002(1)
                         ACQUIRED       VALUE       -----------------------------      ------------------------------
NAME                    ON EXERCISE   REALIZED      EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----                    -----------   --------      -----------     -------------      -----------      -------------
Kris Shah.........          --           --            7,438            18,812             --                --
Marvin J. Winkler.          --           --            7,438            18,812             --                --
Richard M. Depew..          --           --           67,438           178,813             --                --
Thomas E. Schiff..          --           --          134,486           121,825             --                --

____________

(1) Based on the last reported sale price of our common stock of $0.59 on December 31, 2002 (the last trading day during 2002) as reported by The Nasdaq National Market, minus the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     KRIS SHAH

         Kris Shah entered into a three-year employment agreement with us, effective as of June 9, 1999. The agreement automatically renews for successive one-year terms unless it is terminated by us or by Mr. Shah through written notice given to the other party 90 days before the expiration of the then current term. Our board of directors may adjust Mr. Shah's salary. Mr. Shah is entitled to receive an annual bonus award of $100,000 if we have earnings in excess of $2,500,000 or more and an additional $37,500 for each additional $1,000,000 of earnings in excess of $2,500,000. In making the calculation for the bonus, we will measure earnings before interest and taxes and will add back the amortization of goodwill and other intangibles. Mr. Shah's contract automatically renewed in June 2002.

         Mr. Shah's employment agreement provides that, in addition to being terminated through the notice feature described above, employment may be terminated as follows:

         -- by Mr. Shah, if he has good reason to terminate the agreement. Good reason exists if:

                  o Mr. Shah is relieved of his position as, or is not reappointed as, an officer of our company;

                  o Mr. Shah's title, office or responsibilities change substantially;

                  o Mr. Shah's base salary is reduced to an amount that is less than $175,000 or by more than 10%. In August 2002, Mr. Shah voluntarily participated in a company-wide 10% salary reduction program and waived his right to terminate his contract based upon this company-wide program;

                  o        we fail to maintain our employee benefit plans;

                  o we sell or transfer our company and fail to obtain the successor's assumption of the employment agreement; or

                  o we fail to comply with a material term of the employment agreement and fail to cure the default after appropriate notice.

         -- by us, if we determine that due cause for termination exists. Due cause exists if we find that Mr. Shah:

                  o        intentionally misapplied our money or property;

                  o        committed an act of dishonesty that harmed us;

                  o was convicted of a felony or a crime involving moral turpitude;

                  o has used a controlled substance, including alcohol, which affects his ability to perform his job duties; or

                  o        breached the terms of the employment agreement.

         --       Additionally, we can terminate the agreement upon Mr. Shah's:

                  o        death;

                  o disability for more than 180 days, after we give 30 days' notice of our intention to terminate the employment agreement; or

                  o        retirement.

         We may be obligated to make payments to Mr. Shah upon termination of employment, depending on the circumstances surrounding the termination. If the employment agreement is terminated by Mr. Shah after we give notice for due cause, or by Mr. Shah in breach of the agreement, Mr. Shah will have the right to exercise all vested stock options and we will not be obligated to pay any compensation after the termination date, except:

                  o        medical benefits for a period of 12 months; and

                  o        unpaid base salary that Mr. Shah has earned.

    If the employment agreement is terminated by Mr. Shah for good reason or by us through a constructive termination, Mr. Shah will have the right to exercise all vested stock options and we will be obligated to pay to Mr. Shah:

                  o        his annual salary for a period of two years;

                  o a pro rata bonus for the fiscal year in which the termination occurs; and

                  o continuing medical and life employee benefits for six months after the termination.

         Mr. Shah's employment agreement also contains non-compete, confidentiality and non-disclosure clauses designed to protect our intellectual property. Additionally, the agreement contains a provision designed to preclude Mr. Shah from claiming rights to any products or technologies he developed while in our employ or for a two-year period following his termination.

         On March 6, 2003, we executed a new three-year employment agreement with Mr. Shah that becomes effective upon closing of a new round of equity financing of $1 million or more. The terms of the contract are substantially the same as the terms of the 1999 agreement, with the following differences:

                  o        Base salary of $210,000 per year;

                  o Vehicle allowance and expense reimbursements have been eliminated;

                  o We will fund the costs of medical benefit plans, dental, disability and life insurance premiums for Mr. Shah and his dependents;

                  o Mr. Shah is entitled to receive bonuses between 0% and 100% of his base salary on a sliding scale based upon annual revenue and earnings achievement; and

                  o Should employment be terminated other than for due cause, we will pay severance at the salary rate then in effect for the remainder of the contract or two years, whichever is greater.

     MARVIN J. WINKLER

         On March 6, 2003, we executed a contract with Mr. Winkler that contains the same terms and conditions as Mr. Shah's new contract.

     RICHARD M. DEPEW

         Richard M. Depew entered into an employment agreement with us, effective as of August 16, 2001 and terminating on August 31, 2003, pursuant to which Mr. Depew agreed to act as our president and chief operating officer. In exchange for his services as our president and chief operating officer, Mr. Depew is entitled to an annual base salary of $175,000 and to an incentive bonus payable each year in an amount equal to the product of $100,000 multiplied by a percentage calculated by our board of directors, which percentage shall be based upon our stock price, total revenues and net income before taxes. However, effective August 1, 2002, Mr. Depew's base salary was reduced to $148,750 in connection with a reduction of annual salaries of all employees. Subsequent to August 1, 2002, we accrued deferred compensation related to Mr. Depew that totaled $3,650 as of December 31, 2002 and is included in accrued liabilities.

         Mr. Depew also received an option to purchase up to 220,000 shares of common stock under our Amended and Restated 1999 Stock Option Plan at an exercise price equal to $3.14 per share, the closing price of a share of our common on August 16, 2001. A total of 20,000 of these shares vested on August 16, 2001, and the remaining shares vest 20% annually over five years commencing one year from the grant date.

         In addition, Mr. Depew is entitled to:

                  o reimbursement of costs and expenses incurred by him in the performance of his services and duties as our president and chief operating officer;

                  o        an automobile allowance of $500 per month;

                  o participate in our medical, dental, life and disability insurance plans;

                  o participate in any additional compensation, benefit, pension, stock option, stock purchase, 401(k) or other plan or arrangement of our company; and

                  o such vacation, holiday and other paid and unpaid leaves of absence to which our other senior executive officers are entitled.

         Mr. Depew's employment agreement provides that, other than by expiration of the term of the agreement, employment may be terminated as follows:

         --       by Mr. Depew, at any time upon proper notice to us;

         -- by us if our co-chairmen determine that the termination is for due cause. Due cause exists if Mr. Depew:

                  o intentionally misapplies any of our funds, or commits any other act of dishonesty that injures us;

                  o        is convicted of a felony involving moral turpitude;

                  o uses or possesses any controlled substance or chronically abuses alcoholic beverages and, after providing Mr. Depew with proper notice and a reasonable period of time to cure the deficiencies, our co-chairmen determine that Mr. Depew is unfit to serve as our president and chief operating officer; or

                  o persistently and materially breaches, does not perform and does not observe the terms of his employment agreement, provided that our co-chairmen provide Mr. Depew with proper notice and a reasonable period of time to cure the deficiencies;

         -- by us, if Mr. Depew is physically incapable of performing his duties as our president and chief operating officer because of an accident, sickness or other cause for a period of 90 consecutive days;

         --       automatically upon Mr. Depew's death;

         --       by us, upon proper notice of termination to Mr. Depew;

         --       by Mr. Depew, for good reason. Good reason exists if:

                  o Mr. Depew is relieved of his position as, or is not reappointed as, an officer of our company;

                  o Mr. Depew's title, office or responsibilities change substantially;

                  o Mr. Depew's base salary is reduced; in August 2002, Mr. Depew voluntarily participated in a company-wide 10% salary reduction program and waived his right to terminate his contract based upon this company-wide program;

                  o we relocate Mr. Depew to a location more than 20 miles from Irvine, California without his prior written consent;

                  o we fail to pay Mr. Depew amounts due or benefits, including vacation days, to be provided to him under his employment agreement;

                  o we fail to comply with a material term of the employment agreement and fail to cure the default after appropriate notice; or

                  o we are subjected to any proceeding involving insolvency or the protection of or from creditors for more than 90 days;

         --       by Mr. Depew, upon reaching the age of 65.

         We may have the following obligations to Mr. Depew upon termination of employment if the employment agreement is terminated by us, other than for due cause, due to Mr. Depew's disability or death or due to Mr. Depew having reached the age of 65, or by Mr. Depew, with good reason:

                  o to pay his base salary in effect as of the date of termination through the end of the month during which such termination occurs plus credit for any vacation earned but not taken;

                  o        to pay 50% of his annual base salary;

                  o to pay a prorated bonus for the calendar year during which termination occurs;

                  o to pay his automobile allowance for the six-month period after the date of termination; and

                  o to maintain, at our expense, Mr. Depew's employee benefits for the lesser of the six-month period after termination or until prohibited by the applicable benefit plan.

         If the employment relationship is terminated by Mr. Depew, with proper notice, or by us, for due cause or because Mr. Depew refuses to continue his employment and fails to give proper notice, Mr. Depew will have the right to exercise any stock options that have vested as of the date of termination, and we will not be obligated to pay any compensation after the termination date, except:

                  o those benefits that are provided by retirement and benefit plans and programs specifically adopted and approved by us for Mr. Depew that are earned and vested by the date of termination;

                  o Mr. Depew's pro rata annual salary through the date of termination; and

                  o        accrued vacation as required by California law.

         If Mr. Depew's employment relationship is terminated due to his incapacity or death, we are obligated to provide those benefits that are provided by retirement and benefits plans and programs specifically adopted and approved by us for Mr. Depew that are earned and vested at the date of termination, and a prorated bonus for the calendar year in which incapacity or death occurs.

         If there is a change in control of our company and Mr. Depew is subsequently terminated without due cause or Mr. Depew resigns his employment for good reason, then 75% of any unvested options or other rights to acquire securities of our company granted to Mr. Depew will immediately vest and become exercisable.

         The employment agreement with Mr. Depew also contains non-competition and non-solicitation clauses, as well as representations and warranties from Mr. Depew that in performing his duties as our president and chief operating officer, he has not and will not violate any agreements of confidentiality into which he has entered with any third parties. These clauses and representations and warranties are designed to protect our intellectual property.

     THOMAS E. SCHIFF

         On April 15, 2003, we executed a contract with Mr. schiff that contains substantially the same terms and conditions as Mr. Shah's and Mr. Winkler's new contracts, with the following differences:

         o    His base salary will be $160,000 per year; and
         o Mr. Schiff's employment is "at will" but his employment agreement contains a severance provision that provides that if Mr. Schiff's employment is terminated other than for cause, we are obligated. to pay to him his annual salary for a period of one year.

COMPENSATION OF DIRECTORS

         In June 2002, each of our non-employee directors received an option to purchase up to 20,000 shares of common stock, with 5,000 shares vesting quarterly starting in September 2002 based upon continuing service on our board of directors. Non-employee directors received reimbursement of travel expenses, but did not receive any cash compensation.

         Since February 1, 2003, our non-employee directors have been entitled to receive the following annual cash compensation for serving on our board of directors and committees of our board of directors:

                            Annual
            Name         Compensation     Committee Positions
            ----         ------------     -------------------
         Mr. Goldie        $18,000        Audit Committee Chairman; Compensation Committee Member
         Mr. Clark         $12,000        Audit Committee Member; Technology Committee Member
         Mr. Rubenstein    $15,000        Audit Committee Member; Compensation Committee Member
         Mr. Amber         $10,000        Compensation Committee Member

         Directors are reimbursed for expenses incurred in attending board and committee meetings. No additional compensation is paid for attending meetings of committees of our board of directors on which directors serve.

         In January 2003, our board of directors determined that non-employee directors should be eligible to receive stock options under our existing stock option plans in the following amounts:

                                                      Shares
                  Position                      Underlying Options
                  --------                      ------------------

                  Director                            100,000
                  Audit Committee                      25,000
                  Compensation Committee               25,000
                  Technology Committee                 25,000

         Accordingly, based on these amounts, and taking into account options that previously had been granted to Messrs. Amber and Rubenstein, the board of directors granted the following options on January 27, 2003:

                           Shares
                         Underlying
            Name           Options      Committee Positions
            ----           -------      -------------------
         Mr. Goldie        150,000      Audit Committee Chairman; Compensation Committee Member
         Mr. Clark         150,000      Audit Committee Member; Technology Committee Member
         Mr. Rubenstein    120,000      Audit Committee Member; Compensation Committee Member
         Mr. Amber          95,000      Compensation Committee Member

         The January 27, 2003 options vested and became exercisable as to 25% of the underlying shares immediately upon the date of grant. The remaining shares underlying the options vest and become exercisable in 1/3 increments immediately following our 2004, 2005 and 2006 annual stockholders' meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Messrs. Amber and Rubenstein, and then directors Matthew Medeiros and Bruce Block, served as members of the compensation committee at varying times during 2002. Since January 27, 2003, Messrs. Amber, Rubenstein and Goldie have comprised the compensation committee. Mr. Amber served as our secretary from March 2000 until May 2001. Mr. Amber is a partner in the law firm of Rutan & Tucker, LLP which firm acts as our outside legal counsel but did not receive more than 5% of its 2002 gross revenues from us. None of Messrs. Rubenstein, Medeiros, Block or Goldie has served as an officer or employee of SSP. Prior to joining the board of directors in October 2002, Mr. Rubenstein performed limited consulting services for us, but did not receive more than 5% of his 2002 gross income from us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE

         As of March 31, 2003, a total of 25,067,576 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

         o        each of our directors;

         o each of our executive officers named in the summary compensation table;

         o        all of our directors and executive officers as a group; and

         o each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table.

         Except as indicated below, the address for each named beneficial owner is the same as ours. The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership. Percentages shown as an asterisk represent less than 1.00%.

                                                                                   BENEFICIAL OWNERSHIP
                                                                                      OF COMMON STOCK
                                                                                ----------------------------
                                                                                 NUMBER        PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                                        OF SHARES      COMMON STOCK
------------------------                                                        ---------      -------------
Kris Shah..........................................................              5,787,609         23.06%
Marvin J. Winkler..................................................              7,463,457         29.76%
Thomas E. Schiff...................................................                155,199             *
Gregg Amber........................................................                 81,545             *
Richard M. Depew...................................................                 71,172             *
Joel K. Rubenstein.................................................                 46,000             *
Ron R. Goldie......................................................                 37,500             *
Gregory J. Clark...................................................                 37,500             *
Wave Systems Corp..................................................              4,883,083         19.48%
Richard P. Kiphart.................................................              1,303,770          4.99%
Kingsport Capital Partners, LLC....................................              1,313,013          4.99%
All directors and executive officers as a group (8 persons)........             13,679,981         53.59%

     GENERAL

         Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Except as indicated below, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants or underlying notes held by that holder that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

     KRIS SHAH

         The shares beneficially owned by Kris Shah include:

         o        435,301 shares held by the Chandra L. Shah Trust, of which Mr.
                  Shah is the trustee;

         o 435,301 shares held by the Leena Shah Trust, of which Mr. Shah is the trustee;

         o 4,891,835 shares held by the Kris and Geraldine Shah Family Trust, of which Mr. Shah and his wife are the trustees and beneficiaries; and

         o 25,172 shares underlying common stock purchase options and warrants.

     MARVIN J. WINKLER

         The shares beneficially owned by Marvin J. Winkler include:

         o 7,448,285 shares held of record by JAW Financial, L.P., a limited partnership of which JAW Lending, Inc. is the general partner; Mr. Winkler is the vice president, secretary and beneficial owner of all of the outstanding securities of JAW Lending, Inc.; Mr. Winkler is deemed to share with JAW Lending, Inc. and JAW Financial, L.P. the voting and dispositive power over the shares held of record by JAW Financial, L.P; and

         o 15,172 shares underlying common stock purchase options and warrants.

     OTHER EXECUTIVE OFFICERS AND DIRECTORS

         The shares beneficially owned by all of our directors and executive officers as a group include the shares listed above as beneficially owned by Mr. Shah and Mr. Winkler and 421,421 shares underlying options that are beneficially owned as follows:

         o        Thomas E. Schiff - 154,999 shares underlying options;

         o        Gregg Amber - 76,250 shares underlying options;

         o        Richard M. Depew - 70,172 shares underlying options;

         o        Joel K. Rubenstein - 45,000 shares underlying options;

         o        Ron R. Goldie - 37,500 shares underlying options; and

         o        Gregory J. Clark - 37,500 shares underlying options.

     WAVE SYSTEMS CORP.

         Power to vote or dispose of the shares beneficially owned by Wave Systems Corp., or Wave, is held by each of Peter Sprague, as Chairman, Steven Sprague, as President, and Gerard Feeney, as Chief Financial Officer. The address for Messrs. Sprague and Mr. Feeney is c/o Wave Systems Corp., 480 Pleasant Street, Lee, Massachusetts 01238. The table does not reflect any shares of common stock that Wave may in the future become entitled to receive under anti-dilution provisions relating to a Termination Agreement and Mutual Release dated as of September 30, 2002 by and among us, BIZ Interactive Zone, Inc., and Wave. The Termination Agreement documented the mutual termination effective as of August 31, 2002 of a Purchase, Development and Deployment Agreement, or the Wave Agreement, between BIZ and Wave dated October 2, 2000, as amended on May 10, 2001.

         Under the Termination Agreement, the Wave Agreement was terminated as of August 31, 2002, and we issued to Wave a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 and 1,600,000 shares of common stock. The conversion rate of the note initially was $1.35 and was subject to adjustments for stock splits, stock dividends, reclassifications, reorganizations and the like. On December 13, 2002, we converted the entire principal balance of the note into 200,000 shares of common stock at the initial conversion rate of $1.35.

         The number of shares issued under the Termination Agreement and upon conversion of the note are subject to anti-dilution adjustments if, and whenever, before April 16, 2003 we issue or sell, or are deemed to have issued or sold, any shares of common stock at a price below the dilution rate then in effect. These anti-dilution adjustments do not apply, however, to the issuance of shares of common stock underlying exercisable or convertible securities that were outstanding on or prior to September 30, 2002, shares of common stock underlying any rights, warrants or options granted pursuant to any of our stock option or stock purchase plans, or shares of common stock issued or deemed to have been issued pursuant to stock splits, stock dividends, reclassifications, reorganizations and the like.

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

         Contractual conversion restrictions prohibit the issuance of shares of common stock under the Termination Agreement and the note to the extent that we have not first made or obtained any necessary notifications to and/or approvals of The Nasdaq Stock Market and our stockholders. In addition, we may not issue to Wave under the Termination Agreement and the note an aggregate number of shares of common stock that would result in Wave, together with its affiliates, beneficially owning 20% or more of the then issued and outstanding shares of common stock. We agreed to endeavor to make the required notifications and/or obtain the required approvals.

     RICHARD P. KIPHART AND KINGSPORT CAPITAL PARTNERS, LLC

         As described in Item 13 of this report under the heading "Certain Relationships and Related Transactions," each of Richard P. Kiphart and Kingsport Capital Partners, LLC beneficially owns shares of common stock underlying notes and warrants that we issued in private placement transactions on April 16, 2002, November 14, 2002, January 22, 2003, March 18, 2003 and March 28, 2003.

         The shares shown in the table above as beneficially owned by Mr. Kiphart represent shares issuable upon conversion of notes and upon exercise of warrants held of record by Mr. Kiphart. The address for Mr. Kiphart is c/o William Blair & Company, 222 West Adams Street, Chicago, Illinois 60606.

         The shares shown in the table above as beneficially owned by Kingsport Capital Partners, LLC represent shares issuable upon conversion of notes and upon exercise of warrants held of record by three funds of which Kingsport Capital Partners, LLC is the general partner. Power to vote or dispose of the shares beneficially owned by Kingsport Capital Partners, LLC is held by Stewart Flink and Richard Levy. The address for Mr. Flink and Mr. Levy is c/o Kingsport Capital Partners, LLC, 95 Revere Drive, Suite F, Northbrook, Illinois 60062.

         The notes and warrants dated April 16, 2002 that are beneficially owned by Mr. Kiphart and Kingsport Capital Partners, LLC prohibit conversion of the notes or exercise of the warrants to the extent that conversion of a note or exercise of a warrant would result in the holder, together with its affiliates, beneficially owning in excess of 4.999% of our outstanding shares of common stock. A beneficial owner of one of those notes or warrants may waive the 4.999% limitations after 61 days' prior written notice to us or immediately upon written notice to us if we are or may become subject to a change in control as defined in those notes and warrants. Also, these limitations do not preclude a holder from converting or exercising a note or warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amounts.

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

POTENTIAL CHANGE IN CONTROL

        Under a Securities Purchase, Registration Rights and Security Agreement dated as of April 16, 2002, we issued an aggregate of approximately $5.8 million of secured convertible promissory notes due December 31, 2005 and warrants to purchase an aggregate of 3,477,666 shares of our common stock to six accredited investors in a private offering. The notes and warrants contain anti-dilution and protective provisions that provide for adjustments to their conversion prices upon issuances, through April 16, 2003, of securities below the then-applicable conversion or exercise price, and upon the occurrence of certain other events such as a distribution of assets. Those notes and warrants prohibit conversion of those notes or exercise of those warrants to the extent that conversion of a note or exercise of a warrant would result in the holder, together with its affiliates, beneficially owning in excess of 4.999% of our outstanding shares of common stock. A holder of one of the notes or warrants may waive the 4.999% limitations after 61 days' prior written notice to us or immediately upon written notice to us if we are or may become subject to a change of control as defined in the notes and warrants.

        As of March 31, 2003, none of the holders had waived the beneficial ownership limitations. However, the beneficial ownership limitations do not preclude a holder from converting a note or exercising a warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amounts. Also, if in the future the beneficial ownership limitations are waived or are inapplicable, and if the conversion and exercise prices of the notes and warrants are adjusted downward due to the operation of the anti-dilution provisions, then the holders of the notes and warrants may collectively be in a position to effectuate a change of control by converting their notes into, and exercising their warrants for, a number of shares of our common stock that represents in excess of 50% of our voting power.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                       BE ISSUED UPON EXERCISE        EXERCISE PRICE           EQUITY COMPENSATION
                                           OF OUTSTANDING         OF OUTSTANDING OPTIONS,       PLANS (EXCLUDING
                                          OPTIONS, WARRANTS              WARRANTS             SECURITIES REFLECTED
     PLAN CATEGORY                           AND RIGHTS                 AND RIGHTS               IN COLUMN (a))
     -------------                           ----------                 ----------               --------------
                                                 (a)                        (b)                        (c)
Equity compensation plans approved              2,038,888 (1)             $2.40                   3,094,269 (2)
  by security holders

Equity compensation plans not                          --                    --                          --
  approved by security holders

     Total                                      2,038,888                 $2.40                   3,094,269

____________

(1) Represents shares of common stock underlying options that are outstanding under our 1998 Stock Option Plan, our Amended and Restated 1999 Stock Option Plan, and the BIZ Interactive Zone, Inc. 2000 Stock Option Plan.

(2) Represents shares of common stock available for issuance under options that may be issued under our 1998 Stock Option Plan, our Amended and Restated 1999 Stock Option Plan, the BIZ Interactive Zone, Inc. 2000 Stock Option Plan, and the 2001 Employee Stock Purchase Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 2, 2000, we entered into a lease agreement for our principal executive offices with KRDS, Inc. Kris Shah, our co-chief executive officer, co-chairman of the board and secretary, is the majority stockholder and a director of KRDS, Inc. The lease agreement is described in Item 2 of this report.

         Mr. Shah owned 1,400,000 shares of common stock of BIZ that were converted into 665,174 shares of our common stock upon consummation of the acquisition of BIZ on August 24, 2001. Prior to the BIZ acquisition, Mr. Shah purchased shares of BIZ common stock. Part of the consideration consisted of a promissory note from Mr. Shah with a stated interest rate of 5% per annum and a maturity date of July 24, 2005. On April 12, 2002, in a transaction approved by our board of directors, Mr. Shah prepaid the note by paying $347,224. We recorded a discount of $152,776 that was charged against income in the second quarter of 2002. The discount was computed based upon a present value calculation using a discount rate of 20%.

         In October 2000, we signed a development agreement with Wave, for the integration of EMBASSY-based systems with set-top box master reference designs of Broadcom Corporation. Wave owned approximately 19.5% of our issued and outstanding common stock as of March 28, 2003. To conserve cash and settle our liability under the development agreement, we entered into termination and mutual release agreement under which we issued to Wave 1.6 million shares of our common stock, and a $270,000 convertible note that we converted into 200,000 shares of common stock on December 13, 2002. The termination and mutual release agreement is described in Item 12 of this report under the heading "Beneficial Ownership Table - Wave Systems Corp."

         In October 2002, we restructured our lease obligations with landlord, Research Venture, LLC, for the two Spectrum buildings located in Irvine, California. Until August 2002, Mr. Shah had an ownership interest in Research Venture, LLC. The restructuring arrangement is described in Item 2 of this report.

         On July 31, 2001, Chase Manhattan Bank, or Chase, advanced $1.0 million to Marvin J. Winkler, who was the founder of BIZ and who later became our co-chairman. Mr. Winkler then advanced that amount to BIZ for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1.0 million demand note with Chase and BIZ executed a $1.0 million demand note due September 15, 2001 with JAW, an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, we made a principal payment of $30,000, paid accrued interest, and executed a new promissory note to JAW for $970,000. The terms of the promissory note called for interest at prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160,000 and one final payment on April 15, 2002 in the amount of $170,000. The promissory note provided Chase a security interest in the shares of Class A Common Stock of Wave owned by us and, subject to Chase's loan security guidelines, the rights to proceeds from any sales of those shares. On March 8, 2002, the promissory note was paid in full ahead of scheduled maturity.

         On April 16, 2002, we issued to Messrs. Shah and Winkler non-convertible unsecured promissory notes due December 31, 2005 in the principal amounts of $152,776 and $500,000, respectively, in connection with loans to us made by each of them. These notes paid interest at an annual rate of 10%.

         On December 18, 2001, we issued and sold convertible promissory notes to four individuals, in the aggregate principal amount of $2.5 million. Messrs. Shah and Winkler, each purchased a note in the principal amount of $375,000 in this transaction. Their $375,000 notes bore interest at 8% per annum, were convertible into shares of our common stock at $3.60 per share and were due and payable on December 31, 2005. In June 2002, Messrs. Shah and Winkler exchanged all of these notes, together with accrued but unpaid interest, into 419,119 and 690,257 shares of our common stock, respectively, at an above-market price of $1.30 per share.

         Mr. Amber, one of our directors, served as our secretary from March 2000 until May 2001. Mr. Amber is a partner in the law firm of Rutan & Tucker, LLP, which firm acts as our outside legal counsel but did not receive more than 5% of its 2002 gross revenues from us.

         Under a Securities Purchase, Registration Rights and Security Agreement dated as of April 16, 2002, we issued an aggregate of approximately $5.8 million of secured convertible promissory notes due December 31, 2005 and warrants to purchase an aggregate of 3,477,666 shares of our common stock to six accredited investors in a private offering. The investors included, among others, Richard
P. Kiphart together with Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P. and Crestview Offshore Fund, Inc., which are three investments funds of which Kingsport Capital Partners, LLC is the general partner. We issued the notes and warrants in exchange for $4.0 million in cash and the cancellation of approximately $1.8 million of our outstanding 8% subordinated convertible notes dated December 18, 2001, which cancelled notes included a $1.5 million note held by Mr. Kiphart.

         The notes issued on April 16, 2002 are secured by all of our assets and mature on December 31, 2005. The notes bear interest at an annual rate of 10%. Interest is payable quarterly in arrears beginning on July 1, 2002 in cash, or at our discretion, in shares of common stock at a price based upon the average of the closing sale prices of our common stock for the 30-day period ending on the day prior to the interest due date. The principal balance of each note is convertible into shares of our common stock at the election of the holder at the initial conversion price of $1.00 per share. The outstanding principal balances of the notes and, at our option, any accrued and unpaid interest, automatically will convert into shares of common stock at the then-applicable conversion price if:

         o the closing sale price of a share of our common stock equals or exceeds $3.00 for 20 consecutive trading days;

         o the average daily trading volume during the 20 trading day period equals or exceeds 100,000 shares; and

         o the registration statement that we filed to cover the resale of shares of common stock underlying the notes and warrants remains effective throughout each day of the 20 trading day period.

         The warrants are three-year warrants that have an initial exercise price of $1.30 per share and contain a cashless exercise provision. The notes and warrants contain anti-dilution and protective provisions that provide for adjustments to their conversion and exercise prices upon issuances of common stock or securities convertible into or exercisable for common stock prior to April 16, 2003 at prices below the then-applicable conversion or exercise price and upon the occurrence of certain other events such as a distribution of assets.

         At the initial conversion and exercise prices, the notes and warrants beneficially owned by each of Mr. Kiphart and Kingsport Capital Partners, LLC would be convertible for or exercisable into more than 5% of our outstanding shares of common stock. However, the notes and warrants prohibit conversion of the notes or exercise of the warrants to the extent that conversion of a note or warrant would result in the holder, together with its affiliates, beneficially owning in excess of 4.999% of our outstanding shares of common stock. A holder of one of those notes or warrants may waive the 4.999% limitations after 61 days' prior written notice to us or immediately upon written notice to us if we are or may become subject to a change in control as defined in the notes and warrants. As of March 31, 2003, neither of the holders had waived the beneficial ownership limitations. However, the beneficial ownership limitations do not preclude a holder from converting a note or exercising a warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amounts.

         On November 14, 2002, we issued $500,000 in principal amount of secured subordinated promissory notes to Mr. Kiphart, Crestview Capital Fund, LP. and Crestview Capital Fund II, L.P. The notes are secured by all unencumbered assets of SSP and its subsidiaries. The notes bear interest in an amount equal to the following percentage of the principal balance: 15%, if the notes are repaid within six months; 20%, if the notes are repaid within nine months; 25%, if the notes are repaid within twelve months; and 30%, if the notes are repaid after twelve months. Principal and interest under the notes are due upon the sooner of November 13, 2003 and our raising of at least $3.5 million in equity or debt financing.

         After May 14, 2003, the principal balance of each November 14, 2002 note will be convertible at the option of the holder into shares of our common stock at an initial conversion price of $1.30 per share. The notes were accompanied by three-year warrants to purchase up to an aggregate of 100,000 shares of our common stock at an initial exercise price of $1.30 per share. We will be required to issue to the holders warrants to purchase up to an additional 400,000 shares of common stock at an initial exercise price of $1.30 per share upon repayment or conversion of the notes, depending upon the date of repayment or conversion. The exercise price of the warrants and the number of shares underlying the warrants are subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of our common stock and subdivisions or combinations of our common stock. The warrants contain a cashless exercise provision.

         On January 22, 2003, we issued to Mr. Kiphart a $500,000 promissory note that bears interest at a rate of 15% per year, with a minimum interest charge of $50,000. Accrued interest is payable quarterly in arrears beginning

         March 31, 2003. Principal and accrued but unpaid interest are due upon the earlier of December 31, 2005 and our closing of a $5.0 million or more equity or debt financing. Mr. Kiphart has the right to exchange the principal and outstanding interest on the note for securities that we issue in such an equity or debt financing. If we do not repay the note prior to June 30, 2003, we will be required to issue to Mr. Kiphart a three-year warrant to purchase up to 125,000 shares of common stock at an exercise price of $1.30 per share and to register for resale the shares of common stock underlying the warrant. The note is secured by all of our previously unencumbered assets of SSP and its subsidiaries, including without limitation, intellectual property assets and any and all receivables due to us from our SSPG subsidiary.

         On March 18, 2003 and March 19, 2003, we issued to each of Crestview Capital Fund II, L.P. and Mr. Kiphart $100,000 promissory notes that are secured by all of our assets, including SSPG and any rights belonging to SSPG. In addition, on March 28, 2003, Mr. Winkler agreed to pledge 350,000 shares of common stock held by JAW. Financial, L.P. as security for the notes we issued on March 18, March 19 and March 28, 2003. The notes bear interest in an amount equal to the following percentage of the principal balance: 10%, if the notes are repaid within 30 days; 12%, if the note are repaid within 60 days; 15%, if the notes are repaid within 90 days; and 20%, if the notes are repaid at maturity. Principal and interest under the notes are due upon the sooner of 120 days from the dates of the notes and our raising of at least $3.5 million in equity and debt financing. Each note was accompanied by a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $0.60. We will be required to issue to each holder warrants to purchase up to an additional 50,000 shares of common stock upon repayment of the notes, depending upon the date of repayment. The exercise price of the warrants and the number of shares underlying the warrants are subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of our common stock and subdivisions or combinations of our common stock. The warrants contain a cashless exercise provision. The shares of common stock underlying the warrants bear registration rights. The warrants contain a cashless exercise provision.

         On March 28, 2003, we issued to Mr. Kiphart, Crestview Capital Fund II, L.P., Mr. Shah and Mr. Winkler promissory notes in the aggregate principal amount of $440,000. The notes are secured by all of our assets and the assets of SSPG. In addition, Mr. Winkler agreed to pledge 350,000 shares of common stock held by JAW as security for the notes we issued on March 18, March 19 and March 28, 2003. The notes bear interest at the rate of 18% per year, with interest payable in cash monthly in arrears. We are required to use the proceeds of the notes only for payment of operating expenses. Principal and accrued but unpaid interest under the notes are due upon the sooner of July 26, 2003 or our raising of $3.5 million in equity and debt financing. The notes were accompanied by five-year warrants to purchase up to an aggregate of 230,000 shares of common stock. The exercise price of the warrants has not yet been fixed. The exercise price will be equal to the greater of $0.70 per share or the conversion price of securities we issue in a proposed financing, not to exceed $1.30 per share. The exercise price of the warrants and the number of shares underlying the warrants will be subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of our common stock and subdivisions or combinations of our common stock. The warrants contain a cashless exercise provision.

         In January 2003, holders of the notes from the April 16, 2002 financing and Wave executed a waiver and acknowledgment that approved grants of stock options to non-employee members of our board of directors at a price equal to 85% of the last sale price of our common stock on the day preceding the grant date. The investors acknowledged that the option grants would not conflict with or violate our agreements together with any related instruments or agreements with those investors. Additionally, the investors acknowledged that the grant and exercise of the options would not trigger any anti-dilution or other adjustment or penalty provisions contained in their agreements with us.

         We are or have been a party to employment and consulting arrangements with related parties, as more particularly described in Item 11 of this report.

         The interest of the particular director, executive officer or security holder in each matter described above was disclosed to our board of directors before our board of directors approved the matter.

ITEM 14. CONTROLS AND PROCEDURES

         Our co-chief executive officers and chief financial officer (our principal executive officers and principal financial officer, respectively) have concluded, based on their evaluation as of March 28, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to March 28, 2003, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (a)(2) and (d)    Financial Statements and Financial Statement Schedules
                          ------------------------------------------------------

         Reference is made to the financial statements and financial statement schedule listed on and attached following the Index to Financial Statements and Financial Statement Schedule contained at page F-1 of this report.

(a)(3) and (c)    Exhibits
                  --------
         Reference is made to the exhibits listed on the Index to Exhibits that follows the financial statements and financial statement schedule.

(b)      Reports on Form 8-K
         -------------------

         On October 23, 2002 we filed a Form 8-K that contained information on the settlement and restructuring facilities leases with Spectrum Venture. The Form 8-K contained Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits.

         On October 8, 2002, we filed a Form 8-K, which contained information on the resignation of director, Bruce J. Block and the appointment of Joel K. Rubenstein as a director. The Form 8-K also reported the Termination Agreement and Mutual Release agreement with Wave Systems Corp.

                                        SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                                            FINANCIAL STATEMENT SCHEDULE
                                                                                                                PAGE
                                                                                                                ----
Independent Auditors' Reports..............................................................................      F-2

Consolidated Balance Sheets as of December 31, 2001 and 2002...............................................      F-4

Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002.................      F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 2001 and 2002.......      F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002.................      F-7

Notes to Consolidated Financial Statements.................................................................      F-9

Schedule II-- Valuation and Qualifying Accounts for the years ended December 31, 2000, 2001 and 2002.......      S-1

                                                        F-1

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
SSP Solutions, Inc.

         We have audited the accompanying consolidated financial statements of SSP Solutions, Inc. and subsidiaries as of December 31, 2002 and for the year then ended as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we have also audited the information for the year ended December 31, 2002 in the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of SSP Solutions, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring operating losses, used cash in operating activities, is in default on certain debt obligations, and has an accumulated deficit and a working capital deficiency, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /s/ HASKELL & WHITE LLP

Irvine, California
March 28, 2003

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
SSP Solutions, Inc.:

         We have audited the accompanying consolidated financial statements of SSP Solutions, Inc. and subsidiaries (formerly Litronic Inc.) as of December 31, 2001 and for each of the years in the two-year period ended December 31, 2001 as listed in the accompanying index. In connection with our audit of the financial statements, we also have audited the information for each of the years in the two-year period ended December 31, 2001 in the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of SSP Solutions, Inc. and subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant operating losses, has used cash in operating activities, and has an accumulated deficit and deficit working capital. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                    /s/ KPMG LLP

Costa Mesa, California
April 16, 2002

                                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER 31,
                                                                                          2001           2002
                                                                                       ----------     ----------
                                                 ASSETS (note 9)
Current assets:
Cash and cash equivalents ........................................................     $   3,257      $     553
Investment in trading securities .................................................         1,360             76
Accounts receivable (net of allowance for doubtful accounts of $254 and $187 as of
  December 31, 2001 and 2002, respectively) ......................................         4,358          1,584
Inventories ......................................................................           436            238
Prepaid expenses .................................................................           601            315
Other current assets .............................................................           401            173
                                                                                       ----------     ----------
            Total current assets .................................................        10,413          2,939
Property and equipment, net ......................................................           361             90
Other assets .....................................................................            28            600
Equity investment in affiliate ...................................................            --            452
Other intangibles, net ...........................................................           691             --
Goodwill .........................................................................        25,930         25,930
                                                                                       ----------     ----------
                                                                                       $  37,423      $  30,011
                                                                                       ==========     ==========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt (note 9) ..................................     $   1,695      $   2,826
Accounts payable .................................................................         9,495          4,413
Accrued liabilities ..............................................................         3,343          1,300
Notes payable to related party ...................................................           392             --
Deferred revenue .................................................................           203            349
Accrued rent .....................................................................         1,064             --
                                                                                       ----------     ----------
   Total current liabilities .....................................................        16,192          8,888
Long-term debt, less current installments (note 9) ...............................         2,500             --
Deferred revenue .................................................................            46             --
Accrued rent, less current .......................................................         1,107             --
                                                                                       ----------     ----------
         Total liabilities .......................................................        19,845          8,888
Commitments and contingencies (notes 3,8,9,14,17 and19)
Subsequent events (note 20)

Shareholders' equity:
Preferred stock, $0.01 par value; Authorized 5,000,000 shares; no shares issued
  or outstanding .................................................................            --             --
Common stock, $0.01 par value; Authorized 100,000,000 shares; issued or issuable
  20,630,754 and 24,821,235 shares at December 31, 2001 and 2002, respectively ...           206            248
Additional paid-in capital .......................................................       118,608        129,298
Note receivable from shareholder .................................................          (500)            --
Deferred compensation ............................................................        (1,193)          (324)
Accumulated deficit ..............................................................       (99,543)      (108,099)
                                                                                       ----------     ----------
      Total shareholders' equity .................................................        17,578         21,123
                                                                                       ----------     ----------
                                                                                       $  37,423      $  30,011
                                                                                       ==========     ==========

                           See accompanying notes to consolidated financial statements

                                     SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                  2000             2001              2002
                                                             -------------     -------------     -------------
Revenues:
   Product .............................................     $     37,421      $     21,145      $      8,131
   License and service .................................            1,935             1,575             4,427
                                                             -------------     -------------     -------------
      Total revenues ...................................           39,356            22,720            12,558
                                                             -------------     -------------     -------------
Cost of Sales:
   Product .............................................           30,481            17,457             3,807
   License and service .................................              679               537               820
                                                             -------------     -------------     -------------
      Total cost of sales ..............................           31,160            17,994             4,627
                                                             -------------     -------------     -------------
Gross margin ...........................................            8,196             4,726             7,931

Operating Expenses:
   Selling, general and administrative .................            9,559            10,645             7,515
   Research and development ............................            5,800             6,739             4,895
   Research and development - Wave Systems Corp. .......               --             1,111             1,041
   Impairment of goodwill and other intangibles ........           31,415            36,299               599
   Amortization of goodwill and other intangibles ......            2,828               746                92
   In-process research and development .................               --             1,600                --
                                                             -------------     -------------     -------------
      Total operating expenses .........................           49,602            57,140            14,142
                                                             -------------     -------------     -------------

Operating loss .........................................          (41,406)          (52,414)           (6,211)

Non-operating Expenses (Income):
   Realized loss on trading securities .................               --               530               130
   Interest expense, net ...............................               65               163               782
   Non-cash interest and financing expense .............               --                --             1,287
   Loss from equity investee ...........................               --                --               248
   Other (income) expense, net .........................              (72)               --              (104)
                                                             -------------     -------------     -------------
      Total non-operating expenses (income) ............               (7)              693             2,343
                                                             -------------     -------------     -------------

   Loss before income taxes ............................          (41,399)          (53,107)           (8,554)
Provision for income taxes .............................                6                53                 2
                                                             -------------     -------------     -------------
Net loss ...............................................     $    (41,405)     $    (53,160)     $     (8,556)
                                                             =============     =============     =============
Net loss per share--basic and diluted ..................     $      (4.20)     $      (3.91)     $       (.40)
                                                             =============     =============     =============

Shares used in per share computations--basic and diluted        9,862,472        13,585,202        21,647,707
                                                             =============     =============     =============

                          See accompanying notes to consolidated financial statements

                                               SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          (IN THOUSANDS)

                                                                              NOTE                                      TOTAL
                                       COMMON STOCK          ADDITIONAL    RECEIVABLE                               SHAREHOLDERS'
                                  ------------------------     PAID IN        FROM         DEFERRED    ACCUMULATED     EQUITY
                                    SHARES        AMOUNT       CAPITAL     SHAREHOLDER   COMPENSATION    DEFICIT      (DEFICIT)
                                  ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1999 ...        9,857     $      99     $  52,812     $      --     $      --     $  (4,978)    $  47,933
Stock options exercised ......           28            --            20            --            --            --            20
Treasury stock retired .......         (141)           (2)            2            --            --            --            --
Net loss .....................           --            --            --            --            --       (41,405)      (41,405)
                                  ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2000 ...        9,744            97        52,834            --            --       (46,383)        6,548
Common shares issued,
 warrants, and options assumed
 deferred stock compensation,
 and note receivable from
 shareholder for acquisition
 of Biz Interactive Zone, Inc.
 ("BIZ") .....................       10,875           109        65,807          (500)       (1,471)           --        63,945
Deferred compensation
 related to issuance of
 stock options ...............           --            --           122            --          (122)           --            --
Reversal of deferred
 compensation related to
 terminated employees ........           --            --          (201)           --           201            --            --
Amortization of deferred
 stock compensation ..........           --            --            --            --           199            --           199
Common stock issued for
 services ....................            8            --            36            --            --            --            36
Stock options exercised ......            4            --             3            --            --            --             3
Stock options issued for
 services ....................           --            --             7            --            --            --             7
Net loss .....................           --            --            --            --            --       (53,160)      (53,160)
                                  ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2001 ...       20,631           206       118,608          (500)       (1,193)      (99,543)       17,578
Note Receivable from
 shareholder .................           --            --            --           500            --            --           500
Warrants issued in
 conjunction with
 Convertible Notes ...........           --            --         2,798            --            --            --         2,798
Beneficial conversion
 feature related to
 convertible debt ............           --            --         3,152            --            --            --         3,152
Deferred compensation
 related to issuance of
 stock options ...............           --            --           (29)           --           376            --           347
Reversal of deferred
 compensation related to
 terminated employees ........           --            --          (574)           --           483            --           (91)
Amortization of deferred
 stock compensation ..........           --            --            --            --            10            --            10
Common stock issued for
 services ....................           26            --            34            --            --            --            34
Common stock issued under
 Employee Stock Purchase Plan            24            --            17            --            --            --            17
Stock options exercised ......           39            --            63            --            --            --            63
Common stock issued in
 restructuring of lease
 obligations .................          959            10           946            --            --            --           956
Common stock issued in
 settlement of development
 contract ....................        1,800            18         2,406            --            --            --         2,424
Warrants issued to
 underwriter .................           --           182            --            --            --           182
Common stock issued in
 conversion of notes payable .        1,079            11         1,392            --            --            --         1,403
Payment of interest in
 common stock ................          263             3           303            --            --            --           306
Net loss .....................           --            --            --            --            --        (8,556)       (8,556)
                                  ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2002 ...       24,821     $     248     $ 129,298     $      --     $    (324)    $(108,099)    $  21,123
                                  ==========    ==========    ==========    ==========    ==========    ==========    ===========

                                   See accompanying notes to consolidated financial statements.

                                        SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------
                                                                                     2000        2001        2002
                                                                                  ----------  ----------  ----------
Cash flows from operating activities:
   Net loss..................................................................     $ (41,405)  $ (53,160)  $  (8,556)
Adjustments to reconcile net loss to net cash used in operating activities:
   Provision for losses on receivables.......................................           286         401          --
  Impairment of goodwill and other intangibles...............................        31,415      36,299         599
  Depreciation and amortization..............................................         3,514       1,450         386
  Amortization of non-cash debt issuance costs                                           --          --         147
  Non-cash interest and warrant costs........................................            --          --       1,141
  Gain on vendor settlements.................................................            --          --        (270)
  Revision of estimated liability............................................            --          --        (463)
  Settlement of Wave Systems Corp. contract..................................            --          --       1,041
  Settlement of Spectrum.....................................................            --          --        (694)
  Discount on notes to related party.........................................            --          --         153
  Loss from equity investee..................................................            --          --         248
  In process research and development........................................            --       1,600          --
  Deferred compensation......................................................            --         199         266
  Realized loss on trading securities........................................            --         530         130
  Stock and options issued for services......................................            --          43          34
Changes in assets and liabilities net of effects of the acquisition:
  Accounts receivable........................................................         2,718        (622)      2,774
  Inventories................................................................           101         259         199
  Prepaid expenses...........................................................          (182)        (59)        286
  Other current assets.......................................................            18        (536)        228
  Notes receivable-- related party...........................................            70          --          --
  Other assets...............................................................          (343)        410        (557)
  Accounts payable...........................................................           142       6,275      (4,316)
  Accrued liabilities........................................................          (376)      2,448         116
  Accrued rent...............................................................            --       2,171          --
  Deferred revenue...........................................................           428        (208)        101
                                                                                  ----------  ----------  ----------
Net cash used in operating activities........................................        (3,614)     (2,500)     (7,007)
                                                                                  ----------  ----------  ----------
Cash flows from investing activities:
  Purchases of property and equipment........................................          (863)       (118)        (24)
  Restricted cash relating to line of credit.................................           612          --          --
  Proceeds from the sale of trading securities...............................            --         933       1,154
  Investment in equity investee..............................................            --          --        (700)
  Net cash paid for acquisition of BIZ.......................................            --        (675)         --
                                                                                  ----------  ----------  ----------
Net cash (used in) provided by investing activities..........................          (251)        140         430
                                                                                  ----------  ----------  ----------
Cash flows from financing activities:
  Stock options exercised....................................................            20           3          81
  Proceeds from insurance financing..........................................           748         205          --
  Proceeds from convertible debt.............................................            --       2,500       4,750
  Net borrowings on revolving note payable...................................        23,666      14,155       2,328
  Net repayments on revolving note payable...................................       (22,469)    (14,142)     (3,666)
  Proceeds from note payable to related party................................            --        (696)         --
  Proceeds from issuance of non-convertible debt ............................            --          --         653
  Repayment of note payable to related party.................................            --          --        (392)
  Proceeds from note receivable from related party...........................            --          --         347
  Repayment on long-term debt................................................          (421)       (528)       (228)
                                                                                  ----------  ----------  ----------
  Net cash provided by financing activities..................................         1,544       1,497       3,873
                                                                                  ----------  ----------  ----------
  Net decrease in cash.......................................................        (2,321)       (863)     (2,704)
Cash and cash equivalents at beginning of year...............................         6,441       4,120       3,257
                                                                                  ----------  ----------  ----------
Cash and cash equivalents at end of year.....................................     $   4,120   $   3,257   $     553
                                                                                  ==========  ==========  ==========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest................................................................            63         197         200
     Income taxes............................................................             6           2           2
                                                                                  ==========  ==========  ==========

                            See accompanying notes to consolidated financial statements.

                                        SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                   (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                      2000        2001       2002
                                                                                    --------   ---------   ---------
Supplemental disclosure of non-cash investing and financing activities:
The Company issued 10,875,128 shares of common in connection with the acquisition of BIZ. In connection with the acquisitions, net assets purchased were as follows (note 4):
    BIZ acquisition costs....................................................            --        (750)         --
    Fair value of net assets acquired less liabilities assumed...............          (331)        184          --
    Goodwill and other intangible assets.....................................            --      62,882          --
    In-process research and development......................................            --       1,600          --
    Deferred compensation....................................................            --          29          --
                                                                                    --------   ---------   ---------
Market value of common stock issued..........................................          (331)     63,945          --
                                                                                    ========   =========   =========
Settlement of Wave Systems Corp. contract....................................
      Issuance of common stock...............................................            --          --       2,424
Beneficial conversion feature................................................            --          --       3,152
Value of warrants issued.....................................................            --          --       2,798
Warrants issued to underwriters..............................................            --          --         182
Payment of interest in common stock..........................................            --          --         306
Exchange of notes payable for common stock...................................            --          --       1,403
Payment of lease restructuring obligation in common stock....................            --          --         956

                            See accompanying notes to consolidated financial statements.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) GENERAL INFORMATION

GENERAL

         SSP Solutions, Inc. (formally Litronic Inc.) ("SSP" or the "Company") provides data security solutions for network communication systems. Through our government systems division, we have provided innovative data security solutions for government communications systems for more than thirty years. We provide software, a secure operating system and hardware products for 1) the authorization, authentication, and administration of an organization's security protocols, and 2) card reader products and tokens that can be used by an organization and its members to protect digital data, thereby securing the transmission of that digital data via encryption or decryption of that data on a real-time basis. In addition to selling hardware and software products, we provide support and maintenance services for specific government communications programs. Our products are designed and developed in the United States.

         Through a wholly-owned subsidiary Pulsar Data Systems, Inc. ("Pulsar"), the Company engaged in the sale of computer hardware, software, peripheral equipment, and support services to governmental agencies and commercial enterprises throughout the United States. Subsequent to December 31, 2002, the Company has terminated all remaining employees of Pulsar and is currently in the final stages of winding down its operations

         BIZ Interactive Zone, Inc. ("BIZ"), a wholly-owned subsidiary of the Company, was acquired in August 2001.

BIZ ACQUISITION

         In August 2001, the Company acquired BIZ, a Delaware Corporation, as a wholly-owned subsidiary. BIZ had developed, designed, and was in the process of marketing security solutions for the financial, government, healthcare, education, and entertainment industries (see note 4). The combined Company will continue to focus on a complete range of solutions for physical access, electronic commerce, and communications, from the core to the edge. Concurrent with the BIZ acquisition, the Company changed its name from Litronic Inc., to SSP Solutions, Inc. The Company combined the business of SSP and BIZ into a single operating unit under the name SSP Solutions, Inc.

         In connection with the BIZ acquisition, the Company issued an aggregate of 10,875,128 shares of SSP common stock in exchange for all of the outstanding shares of BIZ common stock and preferred stock. In addition, the Company reserved for issuance an aggregate of approximately 860,000 shares of its common stock for issuance upon exercise of BIZ options and warrants assumed by the Company (see note 4).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements and related notes presented herein have been retroactively adjusted to reflect the Reorganization. The capital structure presented in these consolidated financial statements is that of SSP. The consolidated financial statements include the accounts of SSP and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

LOSS PER SHARE

         Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive.

REVENUE RECOGNITION

         Revenue from some data security hardware products contains embedded software. However, the embedded software is incidental to the hardware product sale. Data security license revenue is recognized upon delivery if an executed license exists, a delivery as defined under the license has occurred, the price is fixed and determinable, and collection is probable. Prior to 2002, post-contract customer support revenue was not separately identified and priced. Therefore, sufficient vendor specific objective evidence could not be established for the value or cost of such services. Furthermore, prior to 2002, revenue for the entire license, including bundled post-contract customer support was recognized ratably over the life of the license. Commencing in 2002, software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period.

         Revenue from cost-plus-award-fee support and development contracts is recognized on the basis of hours incurred plus other reimbursable contract costs incurred during the period. Prior to 2002, any award fee earned under a cost-plus-award-fee contract was not recognized until the award fee notice was received. Beginning in 2002, for a cost-plus-award-fee support contract, the Company exercised the contract clause to bill and collect one-half of the award fee ratably over the term of the contract. Revenue is recognized concurrently with the billings based on the performance of the contract requirements and reasonable assurance of collection. Based upon historical results, the Company has received final awards in excess of one-half of the full award fees. A post-contract period performance review conducted by the customer determines the remaining amount of the award fee to be received, which amount is then recognized as earned revenue together with interest paid on the unpaid balance. Award fees under development contracts are recognized when confirmed by the customer.

         Revenue from network deployment products is recognized upon transfer of title, generally upon verification of delivery to the customer, which represents evidence delivery has occurred, under a sales order represented by a government purchase order that contains a fixed purchase price. When the Company fulfills the elements of the government purchase order, collection of the revenue recorded is reasonably assured.

         Product and service revenues from the Company's electric security systems contracts were recognized in accordance with SOP 81-1, `Accounting for Performance of Construction-Type and Certain Production-Type Contracts.' The Company recognized this revenue on a percentage of completion method, based on estimated labor dollars incurred. The electric security systems product line was discontinued in the year ended December 31, 2000.

         The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

INVESTMENTS

         The Company's investments are classified as trading securities. The securities are comprised of Class A Common Stock of Wave Systems Corp. received in the BIZ acquisition.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

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

EQUITY INVESTMENT IN AFFILIATE

         The Company's investment in an affiliate is accounted for on the equity method as management does not control the affiliate.

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

GOODWILL AND OTHER INTANGIBLES ASSETS

         The Company amortizes definite lived intangible assets relating to businesses acquired using the straight-line method over the estimated useful lives of intangible assets.

         The Company has adopted the Financial Accounting Standards Board's (FASB's) Statements of Financial Accounting Standards (Statements) 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets" for the BIZ acquisition that was completed on August 24, 2001. In accordance with Statement 142, goodwill is not amortized for business acquisitions that were completed after June 30, 2001 but rather will be evaluated at least annually for impairment. Other identifiable intangible assets acquired from business acquisitions that were completed after June 30, 2001, are amortized on a straight-line basis over their estimated useful lives of between one and three years. Accordingly, the Company has not recorded amortization of goodwill related to the BIZ acquisition.

         On January 1, 2002, the Company adopted Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 supersedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. Statement 144 also supersedes the provisions of Accounting Principles Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.". In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of Statement 144 did not have a material impact on the Company's financial condition or results of operations.

         Through December 31, 2001, the Company applied Statement 121. Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of Statement 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the asset, an impairment loss is recognized. The amount of impairment, if any, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The estimate of fair value considers prices for similar assets and the results of valuation techniques to the extent available in the circumstances.

         During 2000, the Company performed an assessment and valuation of Pulsar. This valuation was undertaken because the Company determined the integration of Pulsar would not be completed as planned, and the anticipated operating synergies would not be realized. Based on the results of the valuation, the Company recorded an impairment charge of $31,415 in the fourth quarter of 2000, related to unamortized goodwill and other intangible assets acquired in the purchase of Pulsar. The remaining unamortized intangible assets of $783 as of the date of impairment, acquired in the purchase of Pulsar were being amortized over the remainder of the original 10-year useful life. Subsequent to December 31, 2002, the Company decided to exit this line of business as or projections indicated inadequate cash flows from operations, and the Company recorded an impairment charge of $599 relative to Pulsar intangibles, which represented the remaining balance of the intangible assets.

         During the fourth quarter of 2001, the Company determined that certain identifiable technology and developed technology acquired in connection with the BIZ acquisition were no longer going to be pursued. Additionally, the Company delayed or indefinitely reduced the projected revenues from the BIZ acquisition. Accordingly, the Company performed a Statement 121 analysis for identifiable intangible assets and APB Opinion No. 17 for goodwill.

         In evaluating identifiable intangibles assets, the Company utilized a discount cash flow and, due to the uncertainties surrounding the company's ability to fund its operations concluded all identified intangibles assets associated with the BIZ acquisition should be written-off. In evaluating the goodwill associated with the BIZ acquisition, the Company utilized a fair value approach. The fair value was measured utilizing the most recent indicator of fair value, which was the secured convertible promissory notes entered into in April 2002. Consequently, the Company recorded an impairment charge of $36,299 in the fourth quarter of 2001 related to all identifiable intangible assets and developed technology, as well as a portion of the goodwill acquired in connection with the BIZ acquisition. After this impairment charge, goodwill is the only remaining intangible asset related to the BIZ acquisition.

         Amortization of goodwill and other intangibles was $2,828, $746 and $92, respectively, for the years ended December 31, 2000, 2001 and 2002.

SEGMENT REPORTING

         The Company applies Statement 131, "Disclosures about Segments of an Enterprise and Related Information," which requires entities to report financial and descriptive information about their reportable operating segments. The Company had historically operated in two business segments: information security solutions and electronic interconnect products. The Company disposed of its electronic interconnect products business in 1997. On June 14, 1999, with the acquisition of Pulsar, the Company expanded into the network solutions business segment. The Company combined the businesses of SSP and BIZ into a single reportable operating segment referred to as "Information Security Products and Services" (see note 11).

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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of Statement 123:

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                            ------------
                                                                     2000       2001       2002
                                                                   --------   --------   --------
         Net loss, as reported ................................    $41,405    $53,160    $ 8,556
         Add: Stock compensation cost reported in accordance
         with APB No. 25 ......................................         --        199        266
         Deduct: Total stock-based employee compensation
                 expense determined under fair value based
                 method for all awards, net of related tax
                 effect........................................        259        779      1,363
                                                                   --------   --------   --------
         Pro forma net loss ...................................    $41,664    $53,740    $ 9,653
                                                                   ========   ========   ========
         Earnings per share
              Net loss per share as reported--basic and diluted    $  4.20    $  3.91    $  0.40
                                                                   ========   ========   ========
              Pro forma net loss per share--basic and diluted .    $  4.22    $  3.96    $  0.45
                                                                   ========   ========   ========

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2000, 2001 and 2002: risk-free interest rate of 6.08%, 5.41% and of 3.92%, respectively; dividend yield of 0.00%; and volatility of 138%, 103% and 129%, respectively. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company's stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 2001 and 2002, management believes the fair value of all financial instruments approximated carrying value.

INCOME TAXES

         The Company provides for federal income taxes recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance will be provided where it is more likely than not that the deferred tax assets will not be realized.

COMPREHENSIVE INCOME

         The Company has no transactions, other than net loss, that would be considered other comprehensive income.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ACCOUNTS RECEIVABLE FINANCING

         The Company adopted Statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and it is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. Statement 140 outlines the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures (see note 9).

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

NEW ACCOUNTING STANDARDS

         In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the rescission of Statement 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The changes required by Statement 145 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

         In July 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, the Company does not expect the adoption of the provisions of Statement 146 to have a material impact on the Company's financial results.

         In November 2002, the FASB issued Interpretation No. (Interpretation) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The changes required by Interpretation 45 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation 46. The Company has, however, identified one entity that may be required to be consolidated beginning in the third quarter of 2003 (see note 8). At December 31, 2002, the Company recorded a net investment in other assets on its balance sheet of approximately $452 associated with these investments. The Company currently adjusts the carrying value of these investments for any losses incurred by the entity through earnings. While this entity may be considered a variable interest entity, the Company has not yet determined if it will need to be consolidated.

         In June 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying value of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As required, the Company adopted the provisions of Statement 143 for the quarter ended March 31, 2003. Management does not believe adoption of this standard will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

RECLASSIFICATIONS

         Certain reclassifications were made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation.

(3) LIQUIDITY AND CAPITAL RESOURCES

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses, has used cash in operating activities, has an accumulated deficit, and working capital deficiency. The Company currently anticipates that existing resources will not be sufficient to satisfy contemplated working capital requirements for the next twelve months.

         At December 31, 2002, the Company had deficit working capital of $5,949, and the Company had incurred a loss from operations for the year then ended. The Company expects to continue to incur substantial additional losses in 2003. Given the December 31, 2002 cash balance and the projected operating cash requirements, the Company anticipates that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2003. The Company will require additional funding. The Company's cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under its accounts receivable financing, new debt and/or equity financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available through additional financings of debt and/or equity, the Company will not have adequate resources to fund its operations. During 2002, the Company incurred defaults under both the Company's

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

WFBC accounts receivable financing and the Company's long-term convertible notes. The Company was not able to obtain waivers for defaults on the long-term convertible notes and has therefore classified such notes as short-term on the balance sheet as of December 31, 2002. The Company does not expect future fixed obligations to be paid from operations and the Company intends to satisfy fixed obligations from additional financings, use of the accounts receivable financing, extending vendor payments and issuing stock as payment on obligations.

         The Company's current financial condition is the result of several factors including the following:

         o        Operating results were below expectations.

         o Reduced credit line availability affected the sales volume of our Pulsar subsidiary.

         The Company currently has a need for a substantial amount of capital to meet its liquidity requirements. The amount of capital that the Company will need in the future will depend on many factors including, but not limited, to:

         o        the ability to extend terms received from vendors

         o        the market acceptance of products and services

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

         o        levels of inventory and accounts receivable

         o        technological advances

         o        competitors' responses to our products and services

         o        relationships with partners, suppliers and customers

         o        projected capital expenditures

         o        reduction in the valuation of marketable investment securities

         o        downturn in economy

         o defaults on financing which will impact the availability of borrowings

         In addition to the Company's current deficit working capital situation, current operating plans show a shortfall of cash during 2003. The Company intends to mitigate its position through one or more of the following:

         o Additional equity capital -- The Company will seek additional equity capital, if available. Equity capital will most likely be issued at a discount to market, and require the issuance of warrants causing a dilution to current shareholders. In addition, providers of new equity capital may require additional concessions in order for them to provide needed capital to the Company.

         o Additional convertible debt -- Depending upon the market conditions, the Company may issue an additional debt instrument. The types of instruments available in the market would likely contain a provision for the issuance of warrants and may also be convertible into equity.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         o Off balance sheet financing -- The Company's operations are not relatively capital intensive. However, should the Company need to add equipment or decide to expand the facilities, the Company may use an operating lease transaction to acquire the use of capital assets. An operating lease would not appear on our balance sheet and would be charged as an expense as payments accrue. The Company plans to use third party financing for a subsidiary whereby the subsidiary would become less than wholly-owned.

         o Receivables financing - Effective in October 2002, the Company executed a new factoring agreement with Bay View Funding ("BVF") for the financing of the Company's accounts receivable. The Company also terminated its remaining agreement with Wells Fargo Business Credit ("WFBC"). The Company plans to continue to finance receivables in conjunction with its BVF agreement to generate cash.

         o Liquidate investments - The Company will sell its remaining investments to generate cash. The market value of trading securities was approximately $76 at December 31, 2002.

         o Vendor negotiations - The Company has successfully negotiated extended payment terms with a number of vendors. The Company will continue to negotiate term-out agreements with vendors to extend the payment terms of existing accounts payable.

         o Advance payments - Under current or future contracts the Company may obtain cash deposits toward work to be performed or products to be delivered. In addition, the Company may offer early payment discounts to customers whose receivables are not financed under the BVF agreements.

         o Project suspensions - The Company may defer cash payments through suspension of development projects.

         o Issuance of stock as payment for existing and future obligations - The Company may pay some of its accrued liabilities or accounts payable through the issuance of common stock. In 2002, the Company issued 959,323 shares of its common stock as part of a settlement and restructuring agreement with Research Venture relative to facilities leases. We also issued 1.8 million shares to Wave Systems Corp relative the termination and mutual release under a development agreement.

         o Issuance of stock to pay interest - The Company may issue common stock to pay interest on long-term debt.

         o Reductions in work force - The Company has already reduced its workforce and decreased the cash compensation paid to the remaining workforce. The Company may be forced to make further reductions in the future if sales plans are not achieved.

         Should the Company not receive adequate financing, it could be forced to merge with another company or cease operations.

         Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to successfully launch its new products, grow revenue, attain operating efficiencies, sustain a profitable level of operations and attract new sources of capital.

(4) BUSINESS COMBINATIONS

BIZ ACQUISITION

         On August 24, 2001, pursuant to an Agreement and Plan of Reorganization dated July 3, 2001 with BIZ, the Company completed the BIZ acquisition, whereby BIZ became a wholly-owned subsidiary of the Company. In connection with the BIZ acquisition, the Company issued an aggregate of 10,875,128 shares of SSP common

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

stock in exchange for all of the outstanding shares of BIZ common stock and preferred stock. In addition, the Company reserved for issuance an aggregate of approximately 860,000 shares of its common stock for issuance upon exercise of BIZ options and warrants assumed by the Company.

         As discussed in the paragraphs below, a valuation process determined that a large portion of the BIZ acquisition price should be allocated to goodwill. Litronic viewed the BIZ acquisition as a means by which Litronic could expand both its product line and its target markets for already developed Litronic products into the commercial area more quickly than it otherwise would without the benefit of BIZ's relationships. Management believed the opportunity to sell into commercial markets Litronic products already developed for government markets represented a significant opportunity for Litronic and was the reason for the price paid for BIZ.

         The BIZ acquisition has been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The Company recorded a one-time charge for purchased in-process research and development ("IPR&D") expenses of $1,600.

         The Company assessed and allocated values to the IPR&D. The values assigned to these projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. These products had not been released to the market as of the date of the BIZ acquisition, but the features and functionality of the products had been defined.

         The value assigned to acquired IPR&D was determined by using the income forecast method of estimating costs to develop the purchased IPR&D into commercially viable products and service offerings, estimating the resulting net cash flows from the products and service offerings and discounting the net cash flows to their present value.

         Adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that contribute to value. The estimates were based on the following assumptions:

         o The estimated revenues assume average compound annual revenue growth rates of 44% to 197% during fiscal years 2002 through 2007, depending on the product line. These projections were based on management's estimates over the expected remaining economic lives of the technologies. The IPR&D value was comprised of three on-going projects. The estimated cost of revenues as a percentage of revenues was expected to be approximately 55%. The projects were terminated between 2001 and 2002. No further costs were incurred in 2002.

         o The discount rates used in the valuation reflect the relative risk for the IPR&D projects. For IPR&D projects, the discount rates ranged from 45% to 50%. These discount rates took into consideration both the time value of money and the nature of the forecast and risks associated with the projected growth and profitability of the developmental projects. Discount rates were selected based on each project's stage of development and the risk associated with the stage of completion of technology.

         The Company believes that the foregoing assumptions used in determining the income forecast associated with the IPR&D products are reasonable. No assurance can be given, however, that the underlying assumptions used to estimate the income forecast, the ultimate revenues and costs on such projects, or the events associated with such projects, will transpire as estimated. During the fourth quarter of 2001, the Company terminated its development on one of the technologies classified as IPR&D. The remaining projects were terminated in 2002. Prior to the suspension, the Company spent approximately $1,112 on those projects.

         In addition to IPR&D acquired, the BIZ acquisition included completed technology and strategic relationships. Estimated fully burdened operating expenses were deducted from the revenue estimates to arrive at operating income in order to determine the valuation of the IPR&D. The valuation of completed technology used estimated fully burdened operating expenses, including the cost of revenue, selling and marketing expenses, and general and administrative expenses, together with payments to technology partners for development work and

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

payments to outside service providers. Regarding the valuation of strategic relationships acquired, the valuation was determined to be the difference between the present value of anticipated cash flows with the agreements in place and the anticipated cash-flows based on a time-lag to cultivate the same type of agreements with additional time required to capture market share, plus the associated expense required to secure the strategic relationships.

         At the time of the BIZ acquisition, the estimated percentage of completion for the Company's IPR&D ranged from 6% to 18%. Due to the fact that completion of several of the IPR&D projects were contingent upon the Company receiving purchase orders for the projects from its development partners, thereby receiving funding for completion, the expected completion time for the projects in management's estimates remained uncertain as the Company had suspended or cancelled development projects.

         The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased in-process research and development) are summarized as follows:

        Tangible assets........................................      $   3,231
        Liabilities............................................          3,047
                                                                     ----------
        Net tangible assets....................................            184
        Identifiable intangible assets:
           In-process research and development.................          1,600
           Completed technology................................          6,200
           Strategic relationships.............................          2,800
        Goodwill...............................................         53,882
        Deferred compensation..................................             29
                                                                     ----------
                                                                     $  64,695
                                                                     ==========

         A preliminary purchase price allocation was performed, and the resulting amounts were included in the Company's September 30, 2001 Form 10-Q. The preliminary purchase price allocation differed from the final purchase price allocation as follows: the in-process research and development was valued at $3,300, and the completed technology was valued at $5,900. The total purchase price did not change, and the difference was an increase in goodwill.

         The other intangible assets will be amortized on a straight-line basis over the following estimated useful lives, in years:

      Completed technology.....................................           5
      Strategic relationships..................................      1 to 5

         The operating results of BIZ have been included in the Company's consolidated statements of operations since the acquisition date, August 24, 2001.

         Following are the summarized unaudited pro forma combined results of operations for the twelve months ended December 31, 2000 and December 31, 2001, assuming the BIZ acquisition had taken place at the beginning of each of those fiscal years. The unaudited pro forma combined statement of operations for the twelve months ended December 31, 2000 was prepared based on the statement of operations of SSP for the twelve months ended December 31, 2000 and the statement of operations for BIZ from April 30, 2000 (inception) to December 31, 2000. Accordingly, eight months of amortization of the intangibles was included. The unaudited pro forma combined statement of operations for the twelve months ended December 31, 2001 was prepared based upon the statement of operations of SSP for the twelve months ended December 31, 2001 and the statement of operations of BIZ for the period from January 1, 2001 through August 24, 2001. The unaudited pro forma results exclude the effects of the IPR&D charge but include the amortization of other intangibles and deferred compensation. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the BIZ acquisition been completed when assumed. See discussion on impairment of goodwill and other intangibles at note 2.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         TWELVE MONTHS ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                        2000           2001
                                                     ----------     ----------
      Net revenues..............................     $  39,356      $  22,720
                                                     ==========     ==========
      Net loss..................................     $ (46,106)     $ (68,661)
                                                     ==========     ==========
      Net loss per share........................     $   (2.22)     $   (3.33)
                                                     ==========     ==========

         In accordance with Statement 142, the Company had up until June 30, 2002 to complete the initial test for impairment as of January 1, 2002, the adoption date of Statement 142. In accordance with the transition provisions of Statement 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates. Given consideration of relevant factors, the Company concluded that, as of December 31, 2001, an impairment write-down of $36,299 was required related to the B12 acquisition. Subsequently, the Company reviewed the assumptions used in the original analysis as of March 31, 2002, June 30, 2002, and September 30, 2002 and concluded that such analyses continued to be adequate and that no additional write-down was required. In accordance with Statement 142, the Company stopped amortizing goodwill in 2002. Accordingly, the Company does not anticipate there to be any amortization expense for the next five periods related to intangible assets.

         The Company performed an assessment of the fair value of its Information Security Products and Services reporting units. The Company performed an assessment of the fair value of the goodwill as of December 31, 2002 using a multi-period discounted cash flow method, a variation of the income forecast approach. The process is used to determine the fair value of an asset by estimating its future cash flows and then discounting the cash flows to present day utilizing a discount rate that reflects the time value of money and the risk inherent in the asset. The present value of the cash flows was determined using a discount rate of 30%, which was found to be the weighted average cost of capital for the Company. The results of the analysis indicated that there was no impairment as of the valuation date of December 31, 2002.

         The Company is required to perform reviews for impairment at least annually that may result in future write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

         As the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible in the near-term that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both will be reduced. Reasonably possible is defined as more than remote but less than likely. As a result, the remaining goodwill of $25,930 at December 31, 2002, may be reduced within the next year.

(5) INVESTMENTS

         The Company has an investment that is classified as trading securities. The securities are comprised of Class A Common Stock of Wave Systems Corp., par value $0.01, received in the BIZ acquisition. As of December 31, 2002, the Company had 57 shares with an aggregate value of $76. For the years ended December 31, 2001 and 2002, the Company recorded realized loss on trading securities of $530 and $130, respectively.

(6) INVENTORIES

         A summary of inventories follows:

                                                                 DECEMBER 31,
                                                                2001      2002
                                                              --------  --------
        Raw materials......................................   $   112   $    23
        Work-in-process....................................         8        82
        Finished goods.....................................       316       133
                                                              --------  --------
                                                              $   436   $   238
                                                              ========  ========

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7) PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                                 DECEMBER 31,
                                                                2001      2002
                                                              --------  --------
        Leasehold improvements.............................   $    65   $    65
        Machinery and equipment............................        68        68
        Furniture and fixtures.............................     2,383     2,406
                                                              --------  --------
                                                                2,516     2,539
        Less accumulated depreciation and amortization.....     2,155     2,449
                                                              --------  --------
                                                              $   361   $    90
                                                              ========  ========

(8) EQUITY INVESTMENT IN AFFILIATE

         In January 2002, the Company formed a wholly-owned subsidiary, now known as SSP Gaming, LLC, a Nevada limited liability company ("SSP Gaming"). The entity was formed to conduct all business and any required financing activities relative to the gaming industry. In June 2002, SSP Gaming and the Venetian Casino Resort, LLC, a Nevada limited liability company based in Las Vegas, Nevada, ("Venetian"), executed an operating agreement to form Venetian Interactive, LLC, a Nevada limited liability company ("VI"). The purpose of VI is to provide management services, consulting services, financial services, intellectual property licensing services, and equipment to the online gaming industry in venues where such activity complies with all regulatory requirements, and to develop and operate Venetian branded casino sites.

         To begin the process of developing online casino sites, engage vendors to construct the sites and obtain the required licenses in the regulated venues where such operations are authorized, VI began hiring employees in July 2002, including one employee from the Company who was subsequently terminated by VI in January 2003. The VI staff has forecast development and operational costs, which are updated as new information becomes available. A VI related entity, V.I. Ltd., was awarded both an Interactive Gaming License and an Electronic Betting Center License by the Alderney Gambling Control Commission. The licenses permit V.I. Ltd. to conduct Internet gaming activities under the name "Venetian Interactive." The Venetian Casino site is currently under development and is anticipated to go live before the end of the third quarter of 2003.

         The current VI development budget estimates costs of $3,300 to bring the Venetian Casino to live status, and an additional $2,000 to support startup operations. Since beginning development in July 2002, VI has expensed all operating costs and capitalized third party software development costs incurred under a fixed price contract. As of December 31, 2002 development costs capitalized totaled $560. The VI operating agreement calls for SSP Gaming to fund two-thirds of the development costs and for Venetian to fund the remaining one-third of the costs. As of December 31, 2002, SSP had invested $700 in SSP Gaming, with those funds being invested in VI. In the year ended December 31, 2002, SSP Gaming recorded $248 as loss from equity investee, which represents its pro rata portion of the VI net loss. This amount is included in non-operating expenses in the consolidated statement of operations for the year ended December 31, 2002, and as a reduction of the equity investment in affiliate.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following represents summarized financial information for the VI:

                                            BALANCE SHEET
                                          DECEMBER 31, 2002
                                             (UNAUDITED)

                  Current Assets            $139     Current Liabilities        $  -
                  Site Development           560     Members' Equity             699
                                            -----                               -----
                                                     Total Members' Equity
                  Total Assets              $699              & Liabilities     $699
                                            =====                               =====

                                       STATEMENT OF OPERATIONS
                           PERIOD FROM JUNE 7 (INCEPTION) TO DECEMBER 31, 2002
                                            (UNAUDITED)

                  Selling, general & admin  $372
                                           ------
                  Net Loss                 ($372)
                                           ======

         SSP Gaming's ownership interest decreases over time based upon the distribution of cashflow from VI. The operating agreement provides for SSP Gaming to receive two-thirds of the distributable cashflow until SSP Gaming receives the return of the full amount of capital invested in VI. After receiving the return of its invested capital SSP Gaming is to receive the following portions of distributable cashflow: 50% of the first $2,000, 40% of the next $2,000 and 20% thereafter. Based upon forecasted operations, the ownership and distribution percentage held by SSP Gaming should be reduced to the 20% level within the first two full years of operation. Venetian and SSP Gaming each are to appoint three managers to oversee general management of VI, with an additional Manager appointed by mutual consent of the parties. Members owning at least 75% of the percentage interests of VI must approve defined major decisions. Based upon this forecasted scenario and the fact that Venetian will have voting control upon achieving forecasted operations, the Company deems control to be temporary and therefore, the Company is accounting for SSP Gaming's interest in VI using the equity method, and is not consolidating VI operating results into the records of SSP Gaming. The operating agreement commits SSP Gaming to fund up to $2,000. As of December 31, 2002, SSP Gaming has funded $700. However, the future commitments are not directly guaranteed by SSP.

         On May 31, 2002, the Company amended the SSP Gaming operating agreement to admit Game Base of Nevada, Inc. ("GBI") as a new member in exchange for a cash investment of $2,000. The amended operating agreement required no further capital investment in SSP Gaming by the Company. In September 2002, the Company served a notice of default to GBI for failure to fund the investment commitment, and thereafter negotiated the settlement and return of GBI's ownership interest in SSP Gaming in exchange for repayment on extended terms of $250 invested by GBI. The note related to the repurchase of the GBI interest is included in long-term debt (see note 9).

         SSP Gaming is currently in negotiations with financial sources in Europe to provide interim and long-term funding to satisfy the VI investment requirements. If the negotiations are successful, SSP Gaming would become a less than wholly-owned subsidiary, and its equity may become a separate, publicly traded security in European financial markets. If the negotiations are not successful, SSP Gaming's percentage interest in the VI may be reduced and amounts invested by SSP in SSP Gaming will be at risk.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) LONG-TERM DEBT

         A summary of long-term debt follows:

                                                                                                     DECEMBER 31,
                                                                                                     ------------
                                                                                               2001                2002
                                                                                             -------              -------
   Secured convertible  promissory notes with an interest rate of 10% per annum,
      interest payable quarterly, due December 31, 2005                                      $   --               $5,796
   Secured convertible  promissory notes with an interest rate of 30% per annum,
      interest payable quarterly, due November 14, 2003                                          --                  500
   Note  payable  related  to   restructuring   of  facilities   leases  due  in
      installments on or before September 19, 2003, without interest                             --                  425
   Promissory note due July 18,  2003 with interest at 6.75% per annum, interest
      payable at maturity                                                                        --                  429
   Promissory note due July 18, 2003 without interest                                            --                   27

   Note payable secured by interest in SSP Gaming, payable in monthly
      installments of $15,000, including interest at 6% per annum...............                 --                  196
   Bay View Funding accounts receivable financing, discount rate of 1.25% of
      the receivables factored, interest payable upon payment of receivable                      --                  259
   Note payable for insurance financing due in eighteen monthly payments
      beginning July 9, 2000 at an annual percentage rate of 8.18%..............                173                   --
   Well Fargo Business Credit accounts receivable financing, discount rate of
      1.25% of the receivables factored, interest payable upon payment of
      receivable................................................................              1,522                   --
   Subordinated convertible note due December 17, 2004 with interest rate at
      8.0% per annum compounded annually, interest payable quarterly............              2,500                   --
                                                                                             -------              -------
                                                                                              4,195                7,632
   Less  unamortized value of warrants related to debt issued...................                 --                4,806
   Long-term debt, net of debt discounts of $0 in 2001 and $4,806 in 2002                     4,195                2,826
   Less current installments....................................................              1,695                   --
                                                                                             -------              -------
   Long-term debt, net of debt discounts of $0 in 2001 and $4,806 in 2002                    $2,500               $2,826
                                                                                             =======              =======

SUBORDINATED CONVERTIBLE NOTES

         During December 2001, the Company issued four separate subordinated convertible notes (the "Subordinated Notes") totaling $2,500 with similar terms and conditions. The Subordinated Notes were due on December 17, 2004 and bear 8% interest per annum payable quarterly. In connection with the issuance of the Subordinated Notes, the Company incurred approximately $28 of issuance costs, which primarily consisted of legal and other professional fees, which were to be paid at a later date. All Subordinated Notes were to mature December 17, 2004 and bear interest at a rate of 8% per annum, which was payable quarterly in cash. The Subordinated Notes were convertible at the election of the holders, at any time, into such number of shares of the Company's common stock that was to be determined by dividing the outstanding principal amount of the note being converted by the conversion price in effect at that time. The initial conversion price provided for in the in the notes is $3.60 per share and was subject to adjustment under certain conditions. In addition, upon the closing of a "qualified financing" as defined in the Subordinated Notes, the then outstanding principal and any accrued and unpaid interest on the Subordinated Notes was to automatically convert into such number of shares of the type of equity securities sold in that qualified financing as determined by dividing the amount of principal and interest remaining on the note being converted by the lesser of
(a) the price at which the equity securities were being sold in the qualified financing or (b) the conversion price provided in the note being converted in effect at the time. After December 17, 2003, the Company could call for mandatory conversion of the Subordinated Notes prior to maturity if the

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Company's common shares trade at or above an average price of 300% of the conversion price for twenty (20) consecutive trading days and average volume of 200,000 share per day for twenty (20) consecutive trading days. Two of the Subordinated Notes totaling $750 were issued to the Company's co-chairmen and co-chief executive officers. All the subordinated convertible notes were converted into secured subordinated convertible notes or common stock in 2002 as outlined below.

SECURED SUBORDINATED CONVERTIBLE NOTES

         On April 16, 2002, the Company raised $5,000 in cash through the issuance of $4,000 in 10% secured convertible promissory notes ("10% Convertible Notes"), $653 in unsecured non-convertible promissory notes ("Non-convertible Notes", $153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note receivable due to the Company from Kris Shah, less a discount of $153 (see note 6). In connection with the issuance of the 10% Convertible Notes, the Company incurred approximately $626 of issuance costs, which primarily consisted of amortization of warrant costs, investment banking fees and legal and other professional fees. These notes mature December 31, 2005 and bear interest at a rate of 10% per annum to be paid quarterly in cash, or at the Company's discretion, in common shares based upon the trailing 30-day average prior to the interest due date. The $4,000 in 10% Convertible Notes are convertible, in whole or in part, at the option of the holder into an aggregate of 4,000,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions, and have detachable warrants exercisable for three years to purchase up to an additional 2,400,000 shares at $1.30 per share, subject to adjustment under certain conditions. In conjunction with the closing of the sale of the 10% Convertible Notes, $1,750 of principal and $46 of accrued interest of the Subordinated Notes were exchanged for the 10% Convertible Notes and detachable warrants to purchase 1,077,667 shares at $1.30 per share.

         The 10% Convertible Notes automatically convert prior to maturity if the Company's common shares trade at or above $3.00 per share with average volume of 100,000 shares per day for 20 consecutive trading days. The Company is subject to restrictive covenants related to the Convertible Notes and Non-convertible Notes that prevent the Company from pledging intellectual property as collateral. In June 2002, Kris Shah and Marvin Winkler exchanged their Non-convertible Notes, together with accrued interest, for 119,000 and 391,000 shares, respectively, of the Company's common stock based upon an above-market exchange price of $1.30 per common share.

         The 10% Convertible Notes contain a beneficial conversion feature. When a convertible security contains a conversion price that is less than the quoted trading price of a company's common stock at the date of commitment, then the difference between the conversion price and the common stock price is called a beneficial conversion feature. Emerging Issues Task Force ("EITF") Issue No. 00-27, which amends EITF Issue No. 98-5, requires both recordation of a discount to recognize the intrinsic value of the conversion feature and amortization of the amount recorded over the term of the security.

         Of the aggregate $5,796 in 10% Convertible Notes issued, the Company allocated approximately $2,644 to the value of the warrants and the remaining $3,152 to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. These amounts have been recorded as discounts from the face value of the debt, with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Amortization of the discounts totaled $1,107 for the year ended December 31, 2002.

         In connection with issuances of the 10% Convertible Notes and warrants, the Company incurred approximately $741 of debt issuance costs comprised of legal and professional fees, in addition to $182 in value calculated for the 110,000 warrants issued to the underwriter in the transaction. These costs, which are included in other assets, are being amortized over the term of the 10% Convertible Notes. Amortization of these costs totaled $142 for the year ended December 31, 2002.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         As of December 31, 2002, the Company was in violation of certain provisions of the 10% Convertible Notes. These violations are related to the Company's failure to pay debts and obligations as they become due. During the first quarter of 2003, the Company requested waivers for each of the aforementioned violations for past and for anticipated future events of default through June 30, 2003, but has not been granted such waivers. While waivers have been granted in the past, the holders of the 10% Convertible Notes have not granted such waivers and may declare the principal and unpaid interest immediately due and payable.

         On April 16, 2002, with the exception of Mr. Winkler and Mr. Shah, the holders of the Subordinated Notes converted their Subordinated Notes into 10% Subordinated Notes (see note 9). In June 2002, Mr. Winkler and Mr. Shah exchanged their Non-convertible Notes and their Subordinated Notes, together with accrued but unpaid interest, for shares of the Company's common stock at an above market per shares price of $1.30.

NOTE PAYABLE FOR RESTRUCTURING FACILITY LEASE

         In restructuring existing facility lease agreements, the Company agreed to pay $500 in installments without interest. The first payment of $75 was made as scheduled in December 2002, with additional payments scheduled of $100 due in March 2003, $150 due in June 2003 and a final payment of $175 due in September 2003. The Company has not made the $100 payment that was due in March 2003.

NOTE TO REPURCHASE INTEREST IN SSP GAMING

         In October 2002, the Company entered into a mutual settlement and release regarding the default by a party that had contracted to finance the investment of SSP Gaming, a then wholly-owned subsidiary. The party defaulted under the financing agreement. To preserve the underlying business relationships, the Company and the other party executed an agreement whereby the Company repurchased the party's interest by issuing a note for $250, the amount invested by the party, and agreed to repay such amount by making an initial $40 payment and additional monthly payments of $15 per month, including interest at 6%, until paid in full. The note is secured by the Company's interest in SSP Gaming, and includes an acceleration clause whereby the then principal balance will be paid upon separate SSP Gaming financing of $2,000 or more.

SECURED CONVERTIBLE NOTE

         In November 2002, the Company issued three one-year notes totaling $500, bearing interest at 30% per annum ("Secured Convertible Notes"), which have detachable warrants exercisable for five years to purchase up to an additional 500,000 shares (depending upon the date of repayment) at $1.30 per share subject to adjustment under certain conditions, as discussed in the paragraph above under the heading "Subordinated Convertible Notes." SSP Gaming used the proceeds for investment into the joint venture with Venetian. After they have been outstanding for more than six months, the Secured Convertible Notes may be converted into the Company's common stock at a conversion price of $1.30 per share. The Secured Convertible Notes are due upon a Company financing of $3,500 or more, and are secured behind the Secured Subordinated Notes described above.

         The fair value of the detachable warrants associated with the Secured Convertible Notes were estimated at $154 using the Black Scholes valuation model, based on the following assumptions: risk-free interest rate of 4.85%; dividend yield of 0.00%; and volatility of 119%. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. The relative fair value of the warrants have been allocated as a debt discount and is being amortized over the period from the date of issuance to the maturity date of the Secured Convertible Notes. Amortization of the discounts totaled $38 for the year ended December 31, 2002.

PROMISSORY NOTES

         In April 2002, the Company issued two promissory notes due in July 2003 as payment for goods sold by Pulsar's network solutions business. The note, with an original balance of $679, bears interest at 6.75% per annum, with interest payable at maturity. The note in the amount of $27 does not bear interest.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ACCOUNTS RECEIVABLE FINANCING

         During November 2001, both the Company and its wholly-owned subsidiary, Pulsar, entered into separate financing agreements with Wells Fargo Business Credit, Inc. ("WFBC"), which provided for the factoring of accounts receivable. The agreements contained no limit on the dollar volume of receivable financing, but provided for WFBC's approval of credit limits for non-government customers. The agreements contained a discount rate of 1.25% of the gross receivable factored, which would be increased by .0625% per day for accounts that extended beyond the 30-day period from the date the account was purchased. At the time of purchase, terms called for WFBC to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the discount and any other charges. The combined agreements contained minimum quarterly fees and discounts totaling $63. In July 2002, the Company signed amendments to the financing agreements, which increased the discount rate charged to 1.95% of the gross receivable and revised the daily rate to .063% for accounts extending beyond 30 days. The minimum quarterly fees and discounts were also reduced to $15. All other terms and conditions remained. During the third quarter of 2002, the Company terminated the WFBC agreement related to Pulsar.

         In October 2002, the Company terminated its remaining financing arrangement with WFBC and entered into a new financing arrangement with Bay View Funding ("BVF"). The new factoring agreement contains a maximum advance of $750, and was for an initial term of three months, which at the Company's option, is renewable for additional three-month periods, which has been renewed by the Company. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every thirty day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the thirty day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day period beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains certain representations, warranties and covenants and requires a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750, or approximately $2 per month. The BVF states among other things that a default occurs if we do not pay debts as they become due or if maintain unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore recently requested a waiver of such default.

         Gross receivables transferred to WFBC and WFBC/BVF amounted to $2,105 and $2,873 in 2001 and 2002, respectively. The Company is obligated to repurchase certain accounts receivable under the program and, therefore, the transaction does not qualify as a sale under the terms of Statement 140.

         Factored receivables included in the accounts receivable balance as of December 31, 2001 and 2002 were $1,817 and $314, respectively.

                                                                                             DECEMBER 31,
                                                                                          ------------------
                                                                                           2001       2002
                                                                                          -------    -------
        Receivables assigned to factor.............................................       $2,105     $2,873
        Payments received from factored accounts receivable........................          288      2,559
                                                                                          -------    -------
        Factored accounts receivable...............................................        1,817        314
        Advances from factor (85% of accounts receivable)..........................        1,544        267
                                                                                          -------    -------
        Amounts due from factor....................................................          273         47
                                                                                          =======    =======

        Unfactored accounts receivable.............................................        2,795      1,457
        Factored accounts receivable...............................................        1,817        314
        Allowances for returns and allowances......................................         (254)      (187)
                                                                                          -------    -------
                                                                                          $4,358     $1,584
                                                                                          =======    =======

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

INSURANCE FINANCING

         The Company maintains insurance premium financing agreements with Cananwill, Inc. for the payment of certain insurance premiums. The premiums that were being financed covered policy periods from 12 to 24 months. The BIZ acquisition caused the amendment of some of the policies carried by the Company. As a result, the premium financing agreements were amended to provide for five monthly installments covering policy periods ended June 30, 2002, which extended the existing policy for the remaining three months. These insurance premium financing agreements are secured by the proceeds of the policies being financed.

REVOLVING LINE OF CREDIT

         On April 18, 2001, the terms of the Company's revolving line of credit were amended. Under the terms of the amended agreement, the maximum borrowings were $5,000, eligible collateral excluded inventory, and the advance rate was 35%. In addition, certain of the financial covenants and requirements were adjusted. The amended $5,000 revolving credit facility contained various covenants and restrictions. Under the terms of the amended agreement, the Company was required to obtain the lender's consent for any merger, acquisition or consolidation. The lender was not willing to give its consent to the BIZ acquisition and discontinued making advances under the terms of the amended agreement effective with the BIZ acquisition. The lender applied all collections subsequent to the BIZ acquisition to outstanding borrowings until such borrowings and related interest charges were paid in full. All amounts due to the lender were paid in full on October 2, 2001. Once all amounts were paid in full, the lender released its security interest in the Company's assets.

(10) ACCRUED LIABILITIES

         A summary of accrued liabilities follows:

                                                                DECEMBER 31,
                                                             ------------------
                                                               2001      2002
                                                             --------  --------
       Professional fees................................     $   161   $   113
       Accrued vacation.................................         457       363
       Accrued compensation.............................         384       270
       Wave Development Agreement ......................       1,389        --
       Other............................................         952       554
                                                             --------  --------
                                                             $ 3,343   $ 1,300
                                                             ========  ========

         In October 2000, BIZ signed a development agreement with Wave Systems Corp. ("Wave") for the integration of EMBASSY-based systems with set-top box master reference designs of Broadcom Corporation. The development agreement was amended in May 2001. Under this amended agreement, the Company was required to pay Wave $278 per month beginning June 1, 2001 through December 1, 2002 for work to be performed, or a total of $5,000. As of December 31, 2001, as reflected in accrued liabilities, the Company owed $1,389 to Wave for which Wave had tendered monthly notices of default. The default notices converted the obligation for payment for the delinquent installments from a cash obligation into a stock acquisition right.

         On September 30, 2002, the Company executed a Termination Agreement and Mutual Release ("Termination Agreement") by and among the Company, BIZ and Wave. The Termination Agreement documents the mutual termination effective as of August 31, 2002. In late August 2002, the Company, BIZ and Wave began discussions regarding entry into the Termination Agreement. Based upon the average 20-day trading price of the common stock during the period of discussions, the Company and Wave agreed to use $1.35 as the conclusive value of a share of common stock for purposes of the Termination Agreement.

         Under the Termination Agreement, the Company issued to Wave a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270 ("Note") and issued to

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Wave 1,600,000 shares of common stock. The conversion rate of the Note was initially $1.35 and was called for redemption in December 2002. In December 2002, the Company exercised its right to convert the Note into an additional 200,000 shares of common stock.

         The number of shares issued under the Termination Agreement are subject to anti-dilution adjustments if, and whenever, before April 16, 2003 the Company issues or sells, or is deemed to have issued or sold, any shares of common stock at a price below the dilution rate then in effect. These anti-dilution adjustments do not apply, however, to the issuance of shares of common stock underlying exercisable or convertible securities that were outstanding on or prior to September 30, 2002, shares of common stock underlying any rights, warrants or options granted pursuant to any Company stock option or stock purchase plan, or shares of common stock issued or deemed to have been issued pursuant to stock splits, stock dividends, reclassifications, reorganizations and the like.

         The initial dilution rate is $1.00. If a dilutive issuance occurs, then the dilution rate will be reduced to a price equal to the consideration per share paid for the common stock in the dilutive issuance. A dilution percentage equal to the percentage by which the dilution rate in effect immediately prior to the dilutive issuance is reduced in connection with the dilutive issuance will be calculated. Wave will then be entitled to receive a number of shares of common stock equal to the dilution percentage multiplied by the aggregate number of shares of common stock issued under the Termination Agreement prior to the dilutive issuance.

         Under the Termination Agreement the Company may not issue to Wave an aggregate number of shares of common stock that would result in Wave, together with its affiliates, beneficially owning 20% or more of the then issued and outstanding shares of common stock. The Company agreed to endeavor to make the required notifications and/or obtain the required approvals, and to register the shares of common stock issuable pursuant to the Termination Agreement.

         In accounting for the Termination Agreement, for the year ended December 31, 2002, the Company recorded a $1,041 loss on settlement. The Company issued common stock valued in the Termination Agreement at $2,160 and the Note in the principal amount of $270, which was converted as of December 31, 2002 as disclosed above. The amounts recorded in connection with the Termination Agreement increased the Company's shareholders' equity by $1,389. The Company does not anticipate recording any further expenses in connection with the Wave Agreement.

(11) BUSINESS SEGMENTS AND PRODUCT LINES

         The Company operates in two industry segments: the information security segment and the network solutions segment. Following are the revenues, cost of sales and identifiable assets of these segments as of and for the years ended December 31, 2001 and 2002.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        TWELVE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                     -------------------------
                                                                                        2001           2002
                                                                                     ----------     ----------
     Revenue
        Information Security Products and Services..............................     $   8,246      $  11,405
        Network Solutions Market................................................        14,474          1,153
                                                                                     ----------     ----------
     Total Revenue                                                                   $  22,720      $  12,558
                                                                                     ==========     ==========
     Cost of sales
        Information Security Products and Services..............................     $   4,497      $   3,526
        Network Solutions Market................................................        13,497          1,101
                                                                                     ----------     ----------
     Total Cost of Sales                                                             $  17,994      $   4,627
                                                                                     ==========     ==========
     Identifiable assets
        Information Security Products and Services - Goodwill...................     $  25,930      $  25,930
        Information Security Products and Services - Other Assets...............         1,623          1,674
        Network Solutions - Intangibles, net....................................           691             --
        Network Solutions Market................................................         3,171             --
        Corporate - Other.......................................................         6,008          2,407
                                                                                     ----------     ----------
     Total assets                                                                    $  37,423      $  30,011
                                                                                     ==========     ==========

         As the Company's chief operating decision maker does not review operating expenses by segment beyond cost of sales or assets, except as identified, additional segment information is not available.

         During the years ended December 31, 2000, 2001 and 2002 the Company had four distinct product lines: network deployment products, data security products, license and service, and electric security systems. In 2000, the Company discontinued the electric security systems product line. Therefore, there is no activity related to the electric security product line in 2001 and 2002. Following is a summary of total revenues by product line.

                                                                                     TWELVE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                2000        2001        2002
                                                                             ----------  ----------  ----------
     Network deployment products........................................     $  31,668   $  14,474   $   1,153
     Data security products.............................................         5,753       6,671       6,978
     License and service................................................         1,671       1,575       4,427
     Electric security systems..........................................           264           -           -
                                                                             ----------  ----------  ----------
        Total net product, license and
        service revenues................................................     $  39,356   $  22,720   $  12,558
                                                                             ==========  ==========  ==========

(12) RELATED PARTY TRANSACTIONS

KRDS REAL PROPERTY LEASE

         In 1999, the primary shareholders of Litronic, Inc. formed KRDS, Inc.,
(KRDS) for the sole purpose of purchasing real estate property. KRDS's operations primarily consisted of a mortgage obligation, interest, depreciation and rental income from the Company related to the real estate property.

         In February 2000, KRDS leased a building to the Company for its corporate headquarters. The lease expires in February 2007 (see note 14). The facility has an annual rent of approximately $429. In April 2002, the Company and KRDS entered into an agreement whereby upon 60 days' notice, either party may cancel the remaining balance of the facility lease with no future liability. Neither party has exercised the exit clause.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE RECEIVABLE FROM SHAREHOLDER

         The note receivable from shareholder consists of a note acquired as part of the BIZ acquisition. The $500 note was received by BIZ from the Company's co-chairman, Kris Shah, in conjunction with the issuance of BIZ common shares prior to the BIZ acquisition, and therefore was shown as a reduction of shareholders' equity until paid. The note had a stated interest rate of 5% per annum and was due on July 24, 2005. On April 12, 2002, in a transaction approved the Company's board of directors, Mr. Shah prepaid the note by paying to the Company $347, and the Company recorded a discount of $153 which was charged against income in the second quarter of 2002. The discount was computed based upon a present value calculation using a discount rate of 20%.

NOTES RECEIVABLE -- RELATED PARTY

         The notes receivable primarily consists of two promissory notes that were acquired as part of the BIZ acquisition. As part of a hiring package, an employee received a $10 advance and executed a demand promissory note that accrued interest at 6% per annum. Subsequently, as part of a loan agreement, the same employee executed a separate promissory note for $37 including interest at 8% per annum and was due May 3, 2002. The Company and the employee executed an extension of the due date of this note to May 3, 2003. Subsequent to June 30, 2002, the employee terminated his employment with the Company to join the workforce of a joint venture in which the Company holds an economic interest (see Note 8). In January 2003, the employee was terminated from the joint venture. As part of the employee's termination agreement, the Company agreed to forgive all amounts due under the two notes. Therefore, while the balance of the related party notes including accrued interest and are included in other current assets at December 31, 2001, the Company reserved all amounts in the year ended December 31, 2002.

NOTES PAYABLE TO RELATED PARTY

         On July 31, 2001, Chase Manhattan Bank ("Chase") advanced $1,000 to Marvin Winkler, who was a founder of BIZ and who later became co-chairman of the Company following the BIZ acquisition in August 2001. Mr. Winkler then advanced that amount to BIZ for the re-purchase of preferred stock held by an investor in BIZ. Mr. Winkler executed a $1,000 demand note with Chase, and BIZ executed a $1,000 demand note due September 15, 2001 with JAW Financial, L.P. ("JAW"), an entity controlled by Mr. Winkler. The demand note contained an interest charge of prime plus 1% through the maturity date and prime plus 3% after the maturity date. On October 11, 2001, the Company made a principal payment of $30, paid accrued interest, and executed a new promissory note to JAW for $970. The terms of the promissory note called for interest of prime plus 3% payable monthly, together with five monthly payments of principal in the amount of $160 and one final payment on April 15, 2002 in the amount of $170. The promissory note provided Chase a security interest in the shares in Wave Systems Corp. owned by the Company, and subject to Chase's loan security guidelines the rights to proceeds from any sales of those shares. At December 31, 2001, the note payable to related party was $304. On March 8, 2002, the promissory note was paid in full ahead of scheduled maturity.

         During 2001, a related party periodically advanced amounts required for the operations of BIZ, which was acquired in the BIZ acquisition. As of December 31, 2001, the Company owed the related party a balance of $88 for such advances, which was repaid in January 2002. No interest has been paid, accrued or due on such advances.

         The combined total payable to the related party at December 31, 2001 and 2002 totaled $392 and $0, respectively.

SUBORDINATED CONVERTIBLE 8% NOTES

         In December 2001, the Company's co-chairmen each purchased a three-year $375, 8% subordinated convertible note, in a total private placement of $2,500 of such notes. In April 2002, the subordinated convertible notes of the co-chairmen were amended to provide that their notes could only be converted upon a financing of $5,000 or more in equity or convertible securities in a private placement to institutional investors at a conversion price that

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

represents a 25% or less discount to trading price of the Company's common stock. As of December 31, 2002, the Company was in violation of certain provisions of the Notes. The Company requested and received a waiver for these violations, see note 9. On April 16, 2002, the Company closed a financing whereby with the exception of Co-Chairmen, the note holders exchanged their subordinated convertible notes for 10% secured convertible promissory notes (see note 9).

FACILITIES RELATED PARTY LEASING

         During 2001, the Company arranged for the lease of two buildings approximating 63 square feet that were under construction and were subsequently completed. In October 2002, the Company restructured its lease obligations with landlord, Research Venture, LLC, for the two buildings located in the Spectrum area of Irvine, California. This restructuring and settlement eliminated the estimate of anticipated costs relative to the disposition of one of the buildings that was recorded in 2001 in the amount of $2,171, which was net of anticipated offsetting sublease income. As a result of the restructuring and settlement, the Company increased stockholders' equity by $1,650 through the issuance of common stock valued for financial reporting purposes at $956 and recorded a gain of $700 for the year ended December 31, 2002. The settlement required the Company to issue 959,323 shares of common stock, pay $500 in cash over a one-year period, cancel the lease on one building approximating 23 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40 square feet for an initial monthly rental rate of $55, plus common area costs beginning in December 2002. The monthly rental rate on the seven-year lease is scheduled to increase to $73, plus common area costs, at the beginning of the third year. The Company records rent expense on a straight-line basis. At the Company's option, a portion of the rental rate may be paid either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360 subordinated convertible promissory note that the Company issued as prepaid rent. In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest.

(13) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 2001 and 2002, accounts receivable included $3,498 and $185, respectively, due from the U.S. government and related agencies. Sales to the U.S. government and related agencies accounted for 81%, 72% and 25% of total revenues for the years ended December 31, 2000, 2001 and 2002, respectively.

         The Company had sales to one customer that represented 42% of 2000 total revenue. The Company had sales to one customer that represented 20% of 2001 total revenue. The Company had sales to two customers that accounted for 41% of total revenue in 2002. General Dynamics and Micron PC, LLC accounted for 26% and 15% of total revenue in 2002, respectively. No other customers accounted for more than 10% of total revenue in 2000, 2001 or 2002. Trade accounts receivable aggregated $1,577 and $1,001 from the aforementioned major customers as of December 31, 2001 and 2002, respectively.

         Some key components used in the manufacture of the Company's products can only be obtained from single sources.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(14) COMMITMENTS AND CONTRACTUAL OBLIGATIONS

         The Company leases office space under noncancelable operating leases. The terms of the leases range up to seven years. The following summarizes the future minimum lease payments under all noncancelable operating lease obligations:

                Year ending December 31,
                   2003............................................    $ 1,249
                   2004............................................      1,118
                   2005............................................      1,342
                   2006............................................      1,360
                   2007 and thereafter.............................      1,765
                                                                       --------
                                                                       $ 6,834
                                                                       ========

         Rental expense under noncancelable operating leases was $668, $667, and $960 for the years ended December 2000, 2001 and 2002, respectively. Rental expense for the years 2000, 2001 and 2002 includes offsetting income from subleases in the amounts of $126, $131 and $0, respectively.

         The corporate headquarters are leased from a related party (see note
12). In April 2002, the Company and KRDS entered into an agreement whereby upon sixty (60) days notice, the Company or KRDS may cancel the remaining term of the corporate headquarters lease with no future liability. The exit clause is available provided that all amounts due under the lease are paid current through the date of termination.

         As of December 31, 2002, the Company had unconditional purchase obligations of $948 for purchases during 2003, which consisted of the following and are for hardware products purchased for resale, licenses and software used in contract development programs:

     Sun Microsystems                                                $177
     Rational (3-month periods)                                        31
     Valicore                                                         371
     JNET Technologies                                                200
     Infogard                                                          47
     Hardware for resale                                              122
     ---------------------------------------------------------------------
     Total Purchase Obligations                                      $948
     =====================================================================

(15) LOSS PER SHARE

         The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants. The following table sets forth potential common shares that were excluded from the diluted net loss per share calculation for the years ended December 31, 2000, 2001 and 2002 because they are anti-dilutive for the periods indicated (shares in thousands):

                                                        2000     2001     2002
                                                      ------    ------   ------
             Warrants...............................    370       394    4,081
             Stock options..........................    490     1,543    2,039
                                                      ------    ------   ------
                                                        860     1,937    6,120
                                                      ======    ======   ======

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(16) SHAREHOLDERS' EQUITY

         Under the Company's 1998 and 1999 Stock Option Plans ("the Plans"), which were established in April 1998 and February 1999, respectively, options granted were either qualified or nonqualified options. Qualified options must have an exercise price of not less than 100% of the fair market value of a share of common stock on the date of grant, except that qualified options granted to an optionee who owns more than 10% of the total voting securities of the Company on the date of grant must have an exercise price of not less than 110% of the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. The total number of shares of common stock that were available for grant under each of the Plans was 1,500,000 shares. All stock options granted under the Plans had ten-year terms. Unless otherwise provided by the board of directors or the committee of the board that administers the Plans, each option granted under the 1998 Plan vested on December 31, 1998 as to 10-15%, plus an additional 2.5% for each year of service with the Company, and vested as to 20% each December 31 thereafter until fully vested. Prior to 2002, unless otherwise provided by the board of directors or the committee of the board that administers the Plans, each option granted under the 1999 Plan vested 20% on each anniversary of the date of grant.

         On August 23, 2001, the Company's stockholders approved the amendment and restatement of the 1999 Stock Option Plan. The Amended and Restated 1999 Stock Option Plan ("Restated Plan") increased the number of shares of common stock available for grant under that plan from 1,500,000 to 4,000,000. Starting in 2002, unless otherwise provided by the board of directors or the committee of the board that administers the Plans, new options issued by the Company under the Restated Plan to employees generally vest and become exercisable 25% upon the first anniversary the grant issuance, and thereafter vest as to 1/48 of the total number of shares underlying the option each month until vested and exercisable in full. The option exercise price requirements for the Restated Plan are the same as those for the Plans. In the discretion of the board of directors or the committee that administers the Restated Plan, payment of the purchase price for the shares of common stock acquired through the exercise of an option may be made in cash, shares of our common stock or a combination of cash and shares of our common stock. Options may be exercised during a period of time fixed by the board of directors or the committee that administers the Restated Plan, except that no option may be exercised more than ten years after the date of grant and, in the case of a qualified stock option granted to an optionee who owns more than 10% of the total voting securities of the Company on the date of grant, the option exercise period may not exceed five years.

         Options to purchase approximately 920,926 shares of common stock under the Restated Plan were made to all Company employees in August 2002. Subject to continued service and other provisions of the grants, each option is scheduled to vest and become exercisable 20% upon issuance on August 1, 2002 and 1/48 of the total shares underlying the option each month thereafter until vested and exercisable in full. The August 2002 employee options expire on July 31, 2012.

         The Company does not intend to grant options in the future under the 1998 Stock Option Plan.

         During the year ended December 31, 2001, the Company increased its authorized number of common shares from 25,000,000 to 100,000,000 based on approval of the share increase by the Company's shareholders on August 23, 2001. In conjunction with the BIZ acquisition, the Company issued approximately 10,875,128 common shares.

BIZ INTERACTIVE ZONE, INC. 2000 STOCK OPTION PLAN

         The BIZ Plan was assumed as part of the BIZ acquisition. The BIZ Plan is closed and no additional options can be granted. As of December 31, 2002, there were options outstanding to purchase approximately 377,718 shares. Under the BIZ Plan, and subject to continued service and other provisions of the employee options, each option vests and becomes exercisable as to 25% of the underlying shares of common stock upon the first anniversary the date of

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

issuance, and vests as to 1/48 of the underlying shares of common stock each month thereafter until vested and exercisable in full. The options are exercisable for ten years from their dates of grant.

2001 EMPLOYEE STOCK PURCHASE PLAN ("ESPP")

         During the year ended December 31, 2001, the Company established the ESPP, which was approved by the Company's shareholders on August 23, 2001. A total of 1,000,000 shares of common stock is currently authorized for issuance under the ESPP. If a right expires or becomes unexercisable without having been exercised in full, the shares of common stock that were subject to that right will again become available for grant under the ESPP. The number of shares issuable under the ESPP, and the purchase price per share, is subject to proportional adjustments to reflect stock splits, stock dividends, mergers, consolidations and similar events. Through December 31, 2002, 23,916 shares have been issued under the ESPP.

DEFERRED COMPENSATION

         The deferred compensation consists of amounts related to stock options and warrants assumed as part of the BIZ acquisition, as well as non-employee stock option grants and issuances of stock.

         Equity instruments issued to non-employees are measured using the fair value of the equity instrument based on using the stock price and other measurement assumptions as of the earlier of the date at which a performance commitment to earn the equity instruments is reached or the date on which the performance is complete.

         During 2001 and 2002, the Company granted 25,211 and 47,250 stock options to non-employees, respectively. The vesting terms of the options ranged from immediate to one year and from immediate to four years from the date of grant for options issued in 2001 and 2002, respectively. In connection with the granting of these options the Company recorded deferred compensation of $54 and $0 and recognized compensation expense of $67 and $2 related to options granted in the prior year for the years ended December 31, 2001 and 2002, respectively. The terms of these options range from two to four years.

         Additionally, in conjunction with the BIZ acquisition, the Company assumed 837,396 options under the BIZ stock option plan of which 377,718 options remained outstanding as of December 31, 2002. Selected employee stock options were granted to employees with exercise prices at less than the fair value of the underlying common stock at the date of grant. Accordingly, compensation expense will be recognized and recorded over the vesting period. The options generally vest 25% upon the completion of one year of service and the remaining 75% in equal monthly installments over the next three years from the date of grant. As the Company granted the options to employees at below fair market value, the Company recorded deferred compensation and compensation expense as of and for the year ended December 31, 2001. The term of the options is ten years.

         In addition, BIZ granted 118,779 stock options to non-employees in exchange for services prior to the BIZ acquisition. The stock options generally vest over one year and the term of these options is one year.

         Using the Black Scholes valuation model, the Company recorded deferred compensation related to the BIZ options of $1,139 at December 31, 2001, compensation expense of $132 and $264 and reversal of deferred compensation related to terminated employees of $201 and $484 for the years ended December 31, 2001 and 2002, respectively.

WARRANTS

         In conjunction with the issuance of the 10% Convertible Notes in April 2002, the Company issued detachable warrants to purchase 3,477,666 shares at $1.30 per share. The exercise price of and number of shares underlying the warrants are subject to adjustment under certain conditions. The warrants are

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

exercisable at any time prior to the third anniversary of their issuance, in whole or in part, and contain a cashless exercise provision. The warrants were valued at approximately $2,644 using a Black Scholes valuation model. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $1,107 for the year ended December 31, 2002.

         The Company also issued a placement warrant in conjunction with the 10% Convertible Notes issued in April 2002. The warrant provides for the purchase of 110,000 shares at $1.00 per share. The exercise price of and number of shares underlying the warrants are subject to adjustment under certain conditions. The warrant is exercisable at any time prior to the third anniversary of its issuance, in whole or in part, and contains a cashless exercise provision. The warrant was valued at approximately $182 using a Black Scholes valuation model. The amount has been recorded as debt issuance cost carried under other long term assets with an equal increase in additional paid-in capital. These costs are being amortized over the term of the 10% Convertible Notes, with the amortization totaling $142 for the year ended December 31, 2002.

         In conjunction with the issuance of the Secured Convertible Notes in November 2002, the Company issued to the note holders warrants to purchase up to 500,000 shares of common stock at $1.30 per share. The exercise price of and number of shares underlying the warrants are subject to adjustment under certain conditions. The warrants are exercisable at any time prior to the third anniversary of their issuance, in whole or in part, and contain a cashless exercise provision. The warrants were valued at approximately $154 using a Black Scholes valuation model. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. The discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $38 for the year December 31, 2002.

         A summary of the status of the Company's warrants as of December 31, 2000, 2001 and 2002 and changes during the years ended on those dates is presented below (shares in thousands):

                                           2000                         2001                        2002
                                           ----                         ----                        ----
                                                WEIGHTED-                     WEIGHTED-                   WEIGHTED-
                                 NUMBER OF      AVERAGE       NUMBER OF       AVERAGE      NUMBER OF      AVERAGE
                                 UNDERLYING     EXERCISE      UNDERLYING      EXERCISE     UNDERLYING     EXERCISE
           WARRANTS                SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
           --------                ------         -----         ------         -----         ------         -----
Outstanding at beginning of           370         $18.15           370        $14.58            394        $14.58
   year
Granted                                --         $   --            24        $ 2.11          3,687        $ 1.30
Cancelled                              --         $   --            --        $   --             --        $   --
Exercised                              --         $   --            --        $   --             --        $   --
                                   -------                      -------                      -------
Outstanding at end of year            370         $18.15           394        $17.17          4,081        $ 2.29
                                   =======                      =======                      =======

Warrants exercisable at               370                          394                        4,081
   year-end
Weighted-average fair value        $   --                       $ 1.89                        $0.98
   of warrants granted
   during the year

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following table summarizes information about warrants outstanding at December 31, 2002 (shares in thousands):

                                        WARRANTS OUTSTANDING                            WARRANTS EXERCISABLE
                                        --------------------                            --------------------
                           NUMBER         WEIGHTED-AVERAGE                           NUMBER
 RANGE OF EXERCISE     OUTSTANDING AT        REMAINING       WEIGHTED-AVERAGE     EXERCISABLE AT    WEIGHTED-AVERAGE
       PRICES             12/31/02        CONTRACTUAL LIFE    EXERCISE PRICE         12/31/02        EXERCISE PRICE
       ------             --------        ----------------    --------------         --------        --------------
$1.30 - $18.14              3,711                 2.3             $ 1.31               3,711              $1.31
$18.15                        370                 1.4             $18.15                 370             $18.15

OPTIONS

         A summary of the status of the Company's stock option plans as of December 31, 2000, 2001 and 2002 and changes during the years ending on those dates is presented below (shares in thousands):

                                           2000                         2001                        2002
                                           ----                         ----                        ----
                                                WEIGHTED-                     WEIGHTED-                   WEIGHTED-
                                 NUMBER OF      AVERAGE       NUMBER OF       AVERAGE      NUMBER OF      AVERAGE
                                 UNDERLYING     EXERCISE      UNDERLYING      EXERCISE     UNDERLYING     EXERCISE
           OPTIONS                SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
           -------                ------         -----         ------         -----         ------         -----
Outstanding at beginning of         236          $4.17            490         $5.05          1,614         $3.26
   year
Granted                             347          $5.43          1,239         $2.60          1,151         $1.44
Cancelled                           (65)         $5.73           (111)        $4.25           (687)        $2.80
Exercised                           (28)         $0.70             (4)        $0.70            (39)        $1.63
                                 -------                       -------                      -------
Outstanding at end of year          490          $5.05          1,614         $3.26          2,039         $2.40
                                 =======                       =======                      =======

Options exercisable at               57          $0.70            456         $2.88            920         $2.49
   year-end
Weighted-average fair value       $4.85                         $3.33                        $1.20
   of options granted
   during the year

         The options granted in fiscal 2001 to purchase 1,239 shares include options to purchase 837 shares that were assumed by the Company in the BIZ acquisition. As of December 31, 2002, there were 2,118 shares available for grant.

         The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                        -------------------                              -------------------
                           NUMBER         WEIGHTED-AVERAGE                           NUMBER
 RANGE OF EXERCISE     OUTSTANDING AT        REMAINING       WEIGHTED-AVERAGE     EXERCISABLE AT    WEIGHTED-AVERAGE
       PRICES             12/31/02        CONTRACTUAL LIFE    EXERCISE PRICE         12/31/02        EXERCISE PRICE
       ------             --------        ----------------    --------------         --------        --------------
  $0.70 - $1.60               981                10.3              $1.27                353              $1.21
  $1.61 - $2.51               480                15.5              $2.08                336              $2.09
  $2.52 - $3.41               311                 9.2              $3.08                 89              $3.02
  $3.42 - $7.03               220                10.2              $5.69                114              $5.65
  $7.94 - $9.75                48                11.3              $9.12                 28              $9.12
                          -------             -------            -------            -------
                            2,039                11.4              $2.39                920              $2.49
                          =======             =======            =======            =======

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The weighted average remaining contractual life of stock options outstanding at December 31, 2002, 2001 and 2000 was 11.4 years, 8.9 years and
8.3 years, respectively.

(17) EMPLOYEE RETIREMENT SAVINGS PLAN

         Effective January 1, 1998, the Company established a retirement plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees are able to contribute up to 20% of their compensation not to exceed the maximum IRS deferral amount. The Company may also match employee contributions at its discretion. During 2000, 2001 and 2002, the Company made contributions of $142, $143 and $90 to this plan, respectively.

(18) INCOME TAXES

         The provision (benefit) for income taxes from continuing operations is comprised of the following for the respective years ended:

                                                              DECEMBER 31,
                                                          ---------------------
                                                          2000    2001    2002
                                                          -----   -----   -----
           Current:
              Federal.................................    $ --    $ --    $ --
              State...................................       6      53       2
              Foreign.................................      --      --      --
                                                          -----   -----   -----
                 Total................................    $  6    $ 53    $  2
                                                          =====   =====   =====

         Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The significant components of deferred income taxes are as follows:

                                                                     DECEMBER 31,
                                                         ------------------------------------
                                                            2000        2001          2002
                                                         ----------  -----------  -----------
       Deferred tax assets:
          Net operating loss carry forward............   $   3,686   $    9,086   $   11,851
          Credit carry forward........................         314          237          237
          Accrued expenses............................         433           --           --
          Start-up cost...............................          --        6,444        6,444
                                                         ----------  -----------  -----------
       Total deferred tax assets......................       4,433       15,767       18,532
          Less valuation allowance....................      (4,433)     (15,767)     (18,532)
                                                         ----------  -----------  -----------
          Net deferred tax assets.....................   $      --   $       --   $       --
                                                         ==========  ===========  ===========

         The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences, net operating loss carry forwards and credit carry forwards where it is more likely than not that the Company will not receive future tax benefits. The net change in the valuation allowance for the year ended December 31, 2001 and 2002 was $11,334 and $2,765, respectively.

         Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2002 will be allocated as follows:

     Income tax benefit that would be reported in
       the consolidated statements of operations..................    $  11,940
     Goodwill.....................................................        6,592
                                                                      ----------
        Total.....................................................    $  18,532
                                                                      ==========

         As of December 31, 2002, the Company had federal and state net operating losses ("NOL") carry forwards of approximately $32,362 and $14,129, respectively. These NOL carry forwards will expire through year 2021 for the federal NOL and 2006 for the state NOL. Additionally, the Company has federal and state research and experimentation ("R&E") credit carry forwards of approximately $237. These R&E Credit carry forwards expire through 2021 for the federal R&E Credit and indefinitely for the state R&E Credit.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Income tax expense differs from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                              ------------------------------
                                                                               2000        2001        2002
                                                                              ------      ------      ------
      Statutory tax rate...............................................        (34)%       (34)%       (34)%
      Goodwill amortization and impairment of goodwill and other
        Intangibles....................................................         32%         27%           %
      In-process research and development..............................         --           1%           %
      Change in valuation allowance....................................          7%          9%         34%
      State income taxes, net..........................................         (5)%        (4)%          %
      Research and experimentation credit..............................         --          --          --
      Other............................................................         --           1%           %
                                                                              ------      ------      ------
        Effective tax rate.............................................         --%         --%         --%
                                                                              ======      ======      ======

(19) CONTINGENT LIABILITIES

         Because the Company provides engineering and other services to various government agencies, it is subject to retrospective audits, which may result in adjustments to amounts recognized as revenues, and the Company may be subject to investigation by governmental entities. Failure to comply with the terms of any governmental contracts could result in civil and criminal fines and penalties, as well as suspension from future government contracts. The Company is not aware of any adjustments, fines or penalties, which could have a material adverse effect on its financial position or results of operations.

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

         The Company is involved from time to time in various litigation matters that arise in the ordinary course of business. The Company is unable to estimate a potential loss or potential range of loss associated with any of the pending claims described herein.

         In November 2000, the Company executed an Alliance Agreement with Electronic Data Systems Corporation ("EDS") for the marketing of Company products to EDS customers ("Alliance"). The Alliance calls for a joint working relationship between the two companies, which is non-exclusive and has a term of ten (10) years. In February 2001, the Company and EDS executed an engagement letter for EDS to provide certain information technology and consulting services for both the Company's organizational structure and for a specific customer project.

         On August 27, 2001, EDS and the Company executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers ("Pulsar Agreement"). Under the Pulsar Agreement, as of December 31, 2002, $1,049 remained outstanding and unpaid to EDS for purchases of hardware and software and is recorded in accounts payable in the consolidated balance sheet.

         The Company and EDS executed a Master Services Agreement ("MSA") dated as of November 14, 2001, whereby beginning December 1, 2001 and ending December 31, 2006, the Company and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a Trust Assurance Network ("TAN"). The MSA task order ("Task Order") requires that the Company to pay a monthly fee of $44 for account, test and lab management services beginning January 1, 2002. The obligations for these services can be terminated beginning January 1, 2003 by giving ninety (90) days prior written notice and payment of $400, or beginning January 1, 2004 by giving

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ninety (90) days prior written notice and payment of $200. Further, the Task Order provides for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45 payable October 1, 2002. Once installation of the production environment TAN is complete, EDS agrees to host the TAN in exchange for a monthly service fee of $59 for thirty-six (36) months and $60 per month for the remaining months of the MSA. The Company may delay implementation of the TAN by paying a fee of $200 prior to January 31, 2003. The Company may terminate the Task Order without cause by paying $400 after January 1, 2004 and providing ninety (90) days prior written notice. In the event the Company is unable to obtain intellectual property rights or licensing consents that may be required, if any, prior to January 1, 2003, and the parties determine there are no software alternatives, then after giving ninety (90) days prior written notice the Company may terminate the Task Order by paying $450. As of December 31, 2002, $221 remained outstanding and unpaid to EDS relative to the Task Order. The Company has not made any payments since December 31, 2002 relative to the balance outstanding as of that date.

         The Company is currently in discussions with EDS regarding the restructuring of its relationship with EDS relative to the MSA and Task Order. The above amounts are not listed in contractual obligations as the Company and EDS have held substantial discussion regarding the cancellation of the MSA and Task Order. EDS has not provided services as outlined in the agreements and there is no prospect of such services being required in the near future. However, the Company cannot predict the outcome of these discussions as they pertain to the fees associated with early termination of the contract, and portions of the charges may be incurred.

         On January 16, 1998, G2 Resources Inc. (G2) filed a complaint against Pulsar in the Fifteenth Judicial Circuit in Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provided that Pulsar pay G2 $500 in 30 monthly installments of $16 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10,300. Pulsar asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claimed that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar asserted defenses to Classical's claim. On April 20, 2001, a court hearing was held and G2's complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. On May 22, 2001, G2 filed a new complaint against Pulsar. In August 2002 the case was moved from Division AF to Division AH of the Fifteenth Judicial Circuit in Palm Beach County Court, Civil Division. The Company believes that the claims made by G2 and Classical against Pulsar are without merit and intends to vigorously defend against these claims.

         In May 2002, Contemporary Services Corporation filed an action against us alleging breach of contract, fraud, negligent misrepresentation and violation of California Corporations Code section 25400. The action relates to a term sheet agreement that we entered into with the plaintiff in October 2001 in connection with a potential strategic relationship between the plaintiff and us. We filed an answer and cross-complaint. While we continued to believe we would prevail at trial, in February 2003, we reached an agreement to settle the case for less than $50,000, which will be jointly paid by our insurance carrier and us. Our estimated portion of the settlement has been accrued in the results of the year ended December 31, 2002.

         In July 2002, Synnex Technology ("Synnex") filed a lawsuit against the Company in the Superior Court of Orange County, alleging that the Company failed to pay $120,986 for products purchased by us for resale. The Company and Synnex agreed to settle the matter by payment of ten equal installments of $12,099, pursuant to a stipulation for entry of judgment that is to be held by counsel for Synnex and not filed with the court absent breach by the Company. The last payment is due on or before June 9, 2003, at which time the action will be dismissed. To date, all required payments have been made.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         In restructuring existing facility lease agreements, the Company agreed to pay $500 in installments without interest. The first payment of $75 was made as scheduled in December 2002, with additional payments scheduled of $100 due in March 2003, $150 due in June 2003 and a final payment of $175 due in September 2003. The Company has not made the $100 payment that was due in March 2003, which means the Company is currently in default under the settlement facilities settlement agreement and the landlord could enter it stipulated judgment. Also, if we are delisted from The Nasdaq National Market, Research Venture, LLC would be entitled to entry of a stipulated judgment against us in the maximum aggregate amount of $3,100, less consideration we pay prior to any entry of the judgment.

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

         The Company currently holds multiple contracts with the federal government for the resale of network deployment products. In particular, three of these contracts permit the Company to provide goods and services to various federal government agencies. An administrative agency recently informed the Company that one of the contracts would not be renewed unless purchase activity was conducted under the contract. The Company is negotiating with a party for the sale of the contract. It is possible the other contracts may not be renewed or may be cancelled by the federal government due to the Company's inability to perform as required under the contracts.

         The Company is currently in negotiations with the various government agencies that it contracts with to initiate and implement the corrective measures necessary to insure the uninterrupted continuity of the contracts. Although there is no assurance that the contracts will be renewed or that they will not be cancelled, the Company has reason to believe they will be renewed. However, if the contracts are not renewed or if they are cancelled, then a significant portion of the Company's revenues will be lost which would have a significant impact on the Company's financial condition, results of operations and liquidity.

         As of December 31, 2002, accounts payable totaled $4,413. Of that amount, $3,191 is aged at least 90 days. Unless payment is made or satisfactory payment plans agreed to, it is likely that the vendors will eventually initiate legal actions to collect the amounts owed to them. Currently, the Company has the intent to satisfy its vendor obligations through a combination of payment negotiations, which include extending the terms over time, partial payments of the obligations due as payment in full and converting obligations to long term notes payable.

         The Company requested default waivers from the holders of notes under which we incurred a default relative to the timely payment of obligations as they come due. The noteholders did not grant the requested waivers. This means the noteholders have the right to declare the Company in default and call all of their debt due and immediately payable. With the potential of the notes being called for payment, the Company re-classified what would have otherwise been long-term debt as short-term debt in the consolidated balance sheet as of December 31, 2002.

         In late 2002 and early 2003, the Company received letters from the staff of the Securities and Exchange Commission ("SEC Staff") making certain comments and inquiries regarding the Company's Form 10-K for the year ended December 31, 2001 and Form 10-Q's for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002. The Company submitted responses to all of the comments of the SEC Staff. The SEC Staff have orally indicated that all of their questions have been answered and that pending review of the Company's Form 10-K for the year ended December 31, 2002, their comments have been fully addressed. While the final effect of this inquiry cannot be determined until the SEC Staff has reviewed Form 10-K for the year ended December 31, 2002, the Company currently does not anticipate any material adjustments to the consolidated financial statements reported for the periods involved.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(20) SUBSEQUENT EVENTS

         On January 22, 2003, the Company issued to Richard P. Kiphart a $500 promissory note that bears interest at a rate of 15% per year, with a minimum interest charge of $50. Accrued interest is payable quarterly in arrears beginning March 31, 2003. Principal and accrued but unpaid interest are due upon the earlier of December 31, 2005 and the Company's closing of a $5,000 or more equity or debt financing. Mr. Kiphart has the right to exchange the principal and outstanding interest on the note for securities that the Company issues in such an equity or debt financing. If the Company does not repay the note prior to June 30, 2003, the Company will be required to issue to Mr. Kiphart a three-year warrant to purchase up to 125,000 shares of common stock at an exercise price of $1.30 per share and to register for resale the shares of common stock underlying the warrant. The note is secured by all of the unencumbered assets of SSP and its subsidiaries, including without limitation, intellectual property assets and any and all receivables due to the Company from SSP Gaming.

         On March 18, 2003 and March 19, 2003, the Company issued to each of Crestview Capital Fund II, L.P. and Richard P. Kiphart $100 promissory notes that are secured by all of the Company's assets, including SSP Gaming and any rights belonging to SSP Gaming. In addition, on March 28, 2003, Marvin Winkler agreed to pledge 350,000 shares of common stock held by JAW Financial, L.P. as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bear interest in an amount equal to the following percentage of the principal balance: 10%, if the notes are repaid within 30 days; 12%, if the note are repaid within 60 days; 15%, if the notes are repaid within 90 days; and 20%, if the notes are repaid at maturity. Principal and interest under the notes are due upon the sooner of 120 days from the dates of the notes and the Company's raising of at least $3,500 in equity or debt financing. Each note was accompanied by a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $0.60. The Company will be required to issue to each holder warrants to purchase up to an additional 50,000 shares of common stock upon repayment of the notes, depending upon the date of repayment. The exercise price of the warrants and the number of shares underlying the warrants are subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of our common stock and subdivisions or combinations of our common stock. The warrants contain a cashless exercise provision. The shares of common stock underlying the warrants bear registration rights.

         On March 28, 2003, the Company issued to Richard P. Kiphart, Crestview Capital Fund II, L.P., Kris Shah and Marvin Winkler promissory notes in the aggregate principal amount of $440. The notes are secured by all of the Company's assets and the assets of SSP Gaming. In addition, Mr. Winkler agreed to pledge 350,000 shares of common stock held of record by JAW. Financial, L.P. as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bear interest at the rate of 18% per year, with interest payable in cash monthly in arrears. The Company is required to use the proceeds of the notes only for payment of operating expenses. Principal and accrued but unpaid interest under the notes are due upon the sooner of July 26, 2003 and the Company's raising of $3,500 in equity or debt financing. The notes were accompanied by five-year warrants to purchase up to an aggregate of 230,000 shares of common stock. The exercise price of the warrants has not yet been fixed. The exercise price will be equal to the greater of $0.70 per share or the conversion price of securities the Company may issue in a proposed financing, not to exceed $1.30 per share. The exercise price of the warrants and the number of shares underlying the warrants will be subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of the Company's common stock and subdivisions or combinations of the Company's common stock. The warrants contain a cashless exercise provision.

         In March 2003, the Company executed documents to settlement the action brought against the Company by Integral Systems, Inc. As part of the settlement, the Company entered into a Forbearance Agreement dated March 12, 2003 with Integral Systems that would allow Integral Systems to enter a judgment against the Company should the Company default in payments due under the agreement. The Company also issued to Integral Systems a warrant exercisable for three years to purchase 150,000 at an exercise price of $1.30 per common share. Additionally, if the Company does not payoff the agreed to obligation, at a discount, by June 30, 2003, we agreed to place 400,000 of our common stock in a third party escrow as additional security for our performance under the Forbearance Agreement.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(21) QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data for 2002 and 2001 is as follows:

                                                                                                     BASIC AND
                                                               NET         GROSS        NET         DILUTED LOSS
                                                            REVENUES      PROFIT        LOSS         PER SHARE
                                                            --------      ------        ----         ---------
2002:
   Fourth quarter........................................  $  3,662      $ 2,878      $   (386)       $ (0.02)
   Third quarter.........................................     3,932        2,494          (430)         (0.02)
   Second quarter........................................     2,855        1,613        (3,713)         (0.18)
   First quarter.........................................     2,109          946        (4,027)         (0.19)
                                                           ---------     --------     ---------
   Total.................................................  $ 12,558      $ 7,931      $ (8,556)
                                                           =========     ========     =========
2001:
   Fourth quarter........................................  $  6,738      $   809      $(41,644)       $ (2.02)
   Third quarter.........................................     5,155        1,022        (7,355)         (0.52)
   Second quarter........................................     6,349        1,616        (1,785)         (0.18)
   First quarter.........................................     4,478        1,279        (2,376)         (0.24)
                                                           ---------     --------     ---------
   Total.................................................  $ 22,720      $ 4,726      $(53,160)
                                                           =========     ========     =========

                                             SCHEDULE II

                                SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                  VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                           (IN THOUSANDS)

                                                            ADDITIONS
                                             BALANCE AT    CHARGED TO    DEDUCTIONS-
                                              BEGINNING     COSTS AND      AMOUNTS      BALANCE AT
DESCRIPTION                                   OF PERIOD     EXPENSES     WRITTEN OFF   END OF PERIOD
-----------                                   ---------     --------     -----------   -------------
Year Ended December 31, 2000:
     Allowance for doubtful accounts ...       $   390       $   286       $   408       $   268
                                               ========      ========      ========      ========
     Tax valuation allowance ...........       $ 1,498       $ 2,935       $    --       $ 4,433
                                               ========      ========      ========      ========
Year Ended December 31, 2001:
      Allowance for doubtful allowance .       $   268       $   401       $   415       $   254
                                               ========      ========      ========      ========
      Tax valuation assets .............       $ 4,433       $11,334       $    --       $15,767
                                               ========      ========      ========      ========
Year Ended December 31, 2002
     Allowance for doubtful accounts ...       $   254       $    18       $    85       $   187
                                               ========      ========      ========      ========
     Tax valuation allowance ...........       $15,767       $ 2,765       $    --       $18,532
                                               ========      ========      ========      ========

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
------               -----------

2.1 Reorganization Agreement dated February 9, 1999, by and among Litronic Inc. and Kris Shah and Geraldine M. Shah, as Trustees Ramesh R. Shah and Patricia L. Shah, as Trustees, Dilip R. Shah and Shila D. Shah, as Trustees, Kris Shah, as the Trustee of the Leena Shah, Kris Shah, as the Trustee of the Chandra L. Shah (1)

2.2 Stock Acquisition Agreement dated February 9,1999, by and among Litronic Inc., William W. Davis, Sr. and Lillian A. Davis, and Kris Shah and Geraldine M. Shah, as Trustees Ramesh R. Shah and Patricia
            L. Shah, as Trustees, Dilip R. Shah and Shila D. Shah, as Trustees, Kris Shah, as the Trustee of the Leena Shah, Kris Shah, as the Trustee of the Chandra L. Shah (1)

2.3 Agreement and Plan of Reorganization entered into as of July 3, 2001, by and among Litronic Inc., Litronic Merger Corp., and BIZ Interactive Zone, Inc. (15)

3.1 Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 8, 1999 (1)

3.2 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Litronic Inc. filed with the Secretary of State of Delaware on August 24, 2001 (4)

3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SSP Solutions, Inc. filed with the Secretary of State of Delaware on July 12, 2002 (14)

3.4         Bylaws of Litronic Inc. (1)

4.1         Form of Common Stock Certificate (2)

10.1 Employment Agreement dated June 9, 1999 between Litronic Inc. and Kris Shah (1) (#)

10.2 Litronic Industries, Inc. 1998 Stock Option Plan and form of Litronic Industries, Inc. 1998 Stock Option Plan Incentive Stock Option Agreement (1) (#)

10.3 Form of Litronic Industries, Inc. 1998 Stock Option Plan Incentive Stock Option Agreement (1) (#)

10.4 Warrant Agreement made by Litronic Inc. in favor of BlueStone Capital Partners, L.P. and Pacific Crest Securities Inc. (3)

10.5        SSP Solutions, Inc. Amended and Restated 1999 Stock Option Plan (9)
            (#)

10.6 Form of SSP Solutions, Inc. Amended and Restated 1999 Stock Option Plan Incentive Stock Option Agreement (9) (#)

10.7 Form of SSP Solutions, Inc. Amended and Restated 1999 Stock Option Plan Non-Qualified Stock Option Agreement (4) (#)

10.8        BIZ Interactive Zone, Inc. 2000 Stock Option Plan (9) (#)

10.9        Form of BIZ Interactive Zone, Inc. Stock Option Agreement (9) (#)

10.10       SSP Solutions, Inc. 2001 Employee Stock Purchase Plan (9) (#)

10.11 Form of SSP Solutions, Inc. 2001 Employee Stock Purchase Plan Subscription Agreement (9) (#)

10.12 Deed of Lease Agreement between Pulsar Data Systems, Inc. and Massachusetts Mutual Life Insurance Company dated August 11, 1998
            (3)

10.13 Equipment Purchase, Software License and Maintenance Agreement dated April 20, 1999 between Bank of America and Litronic Inc. (3)

10.14       Lease dated January 2, 2000 between KRDS, Inc. and Litronic Inc.
            (10)

10.15 Amendment Right to Cancel dated April 11, 2002 relating to Lease dated January 2, 2000 between KRDS, Inc. and Litronic Inc. (4)

10.16 Purchase, Development and Deployment Agreement dated October 2, 2000 between BIZ Interactive Zone, Inc. and Wave Systems Corp. (2)

10.17 Amendment No. 1, dated May 10, 2001, to Purchase, Development, and Deployment Agreement dated October 2, 2000 between BIZ Interactive Zone, Inc. and Wave Systems Corp. (2)

10.18 Lease dated October 10, 2001 between Litronic Inc. and Research Venture, LLC, related to real property located at 9012 Research Drive, Irvine, California 92618 (2)

10.19 Lease dated October 10, 2001 between Litronic Inc. and Research Venture, LLC, related to real property located at 11 Cushing, Irvine, California 92618 (2)

10.20 Account Purchase Agreement dated as of November 2, 2001 by and between Pulsar Data Systems, Incorporated and Wells Fargo Business Credit, Inc. for the sale and assignment of accounts receivable (11)

10.21 Account Purchase Agreement dated as of November 2, 2001 by and between SSP Solutions, Inc. and Wells Fargo Business Credit, Inc. for the sale and assignment of accounts receivable (11)

10.22 Guaranty dated as of November 2, 2001 by Kris Shah for the benefit of Wells Fargo Business Credit, Inc. relative Pulsar Data Systems, Inc. Purchase Agreement dated November 2, 2001 (11)

10.23 Guaranty dated as of November 2, 2001 by Kris Shah for the benefit of Wells Fargo Business Credit, Inc. relative to SSP Solutions, Inc. Purchase Agreement dated November 2, 2001 (11)

10.24 Guaranty dated as of November 2, 2001 by Marvin Winkler for the benefit of Wells Fargo Business Credit, Inc. relative Pulsar Data Systems, Inc. Purchase Agreement dated November 2, 2001 (11)

10.25 Guaranty dated as of November 2, 2001 by Marvin Winkler for the benefit of Wells Fargo Business Credit, Inc. relative to SSP Solutions, Inc. Purchase Agreement dated November 2, 2001 (11)

10.26 Master Services Agreement dated December 1, 2001 between SSP Solutions, Inc., Electronic Data Systems Corp. and EDS Information Services LLC (2)

10.27 Task Order Number 2001-001 dated December 1, 2001 between SSP Solutions, Inc., Electronic Data Systems Corp. and EDS Information Services LLC (2)

10.28 Reseller Agreement dated November 21, 2001 between Control Break International Corp. and SSP Solutions, Inc. (2)

10.29 Securities Purchase, Registration Rights and Security Agreement dated as of April 16, 2002 by and among SSP Solutions, Inc., Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras, Richard P. Kiphart and Nefilim Associates, LLC (5)

10.30 Amendment Number 1 to OEM Agreement dated April 18, 2002 between Control Break International Corp. and SSP Solutions, Inc. (12)

10.31 Waiver and Acknowledgment dated January 28, 2003 among Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras, Richard P. Kiphart and Nefilim Associates, LLC, LLC Wave Systems Corp. (4)

10.32 Second Amended and Restated Operating Agreement of SSP Gaming, LLC dated April 7, 2003 by SSP Solutions, Inc., the sole member of SSP Gaming, LLC (4)

10.33 Employment Agreement dated August 16, 2001 between Litronic, Inc. and Richard M. Depew (4) (#)

10.34 Independent Contractor Services Agreement dated December 3, 2001 by and between SSP Solutions, Inc. and Nefilim Associates, LLC (12)

10.35 Letter dated May 23, 2002 from the registrant to Nefilim Associates, LLC regarding termination of Independent Contractor Services Agreement (12)

10.36 Engagement letter agreement dated November 26, 2001 by and between the SSP Solutions, Inc. and William Blair & Company, L.L.C (12)

10.37 Termination Agreement and Mutual Release dated September 30, 2002 effective as of August 31, 2002 by and among SSP Solutions, Inc., BIZ Interactive Zone, Inc. and Wave Systems Corp. (7)

10.38 Factoring Agreement dated as of October 18, 2002 by and between SSP Solutions, Inc. and Bay View Funding for the sale and assignment of accounts receivable (13)

10.39 Validity Indemnification dated as of October 18, 2002 by Kris Shah for the benefit of Bay View Funding relative to SSP Solutions, Inc. Factoring Agreement dated October 18, 2002 (13)

10.40 Validity Indemnification dated as of October 18, 2002 by Marvin Winkler for the benefit of Bay View Funding relative to SSP Solutions, Inc. Factoring Agreement dated October 18, 2002 (13)

10.41 First Amendment to Standard Industrial/Commercial Single-Tenant Lease--Net dated October 23, 2002 between SSP Solutions, Inc. and Research Venture, LLC relating to real property located at 9012 Research Drive, Irvine, California (8)

10.42 Stipulation for Entry of Judgment dated October 23, 2002 between SSP Solutions, Inc. and Research Venture, LLC (8)

10.43 Mutual Settlement and Release dated October 31, 2002 by and among Game Base of Nevada, Inc., Robert V. Brazell, SSP Gaming, LLC, Marvin Winkler and SSP Solutions, Inc. (4)

10.44 Memorandum of Understanding and Agreement dated November 26, 2002 between SSP Solutions, Inc., Pulsar Data Systems, Inc. and Electronic Data Systems Corporation (4)

10.45 Venetian Interactive Operating Agreement dated June 7, 2002 between SSP Gaming, LLC and Venetian Casino Resort, LLC (4)

10.46 Forbearance Agreement dated March 12, 2003 between SSP Solutions, Inc. and Integral Systems, Inc., effective September 1, 2002 (4)

10.47 Employment Agreement dated March 6, 2003 between SSP Solutions, Inc. and Kris Shah (4) (#)

10.48 Employment Agreement dated March 6, 2003 between SSP Solutions, Inc. and Marvin J. Winkler (4) (#)

10.49 Employment Agreement dated April 14, 2003, between SSP Solutions, Inc. and Thomas E. Schiff (4) (#)

10.50 SSP Solutions, Inc. Purchase Agreement, 8.0% Subordinated Convertible Notes, dated December 17, 2001 (without schedules) among SSP Solutions, Inc., Richard P. Kiphart, Sandy Tennant, Marvin J. Winkler and Kris Shah (2)

10.51 Subordinated Convertible Note, dated December 17, 2001, between SSP Solutions, Inc. and Richard P. Kiphart (2)

10.52 Subordinated Convertible Note, dated December 17, 2001, between SSP Solutions, Inc. and Sandy Tennant (2)

10.53 Amended and Restated Subordinated Convertible Note dated December 18, 2001 made by SSP Solutions, Inc. in favor of Marvin J. Winkler
            (2)

10.54 Amended and Restated Subordinated Convertible Note dated December 18, 2001 made by SSP Solutions, Inc. in favor of Kris Shah (2)

10.55 Form of Subordination Agreement dated as of October 18, 2002 by Crestview Capital Fund, L.P., Crestview Offshore Fund, Inc., Crestview Capital Fund II L.P., Richard P. Kiphart, Robert Geras and Nefilim Associates, LLC for the benefit of Bay View Funding relative to SSP Solutions, Inc. Factoring Agreement dated October 18, 2002
            (4)

10.56 Promissory Note and Pledge Agreement dated July 24, 2000 between Kris Shah and BIZ Interactive Zone, Inc. (2)

10.57 Form of Secured Convertible Promissory Notes dated April 16, 2002 issued by SSP Solutions, Inc. in favor of Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras, Richard P. Kiphart and Nefilim Associates, LLC in the principal amounts of $1,075,000, $400,000, $25,000, $250,000,
            $3,789,667, and $256,444, respectively (5)

10.58 Form of Warrants to Purchase Common Stock dated April 16, 2002 issued by SSP Solutions, Inc. in favor of Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras, Richard P. Kiphart and Nefilim Associates, LLC in the amounts of 645,000, 240,000, 15,000, 150,000, 2,273,800 and
            153,866, respectively (5)

10.59 Promissory Note dated April 16, 2002 in the principal amount of $152,776 made by SSP Solutions, Inc. in favor of Kris Shah (5)

10.60 Promissory Note dated April 16, 2002 in the principal amount of $500,000 made by SSP Solutions, Inc. in favor of Marvin Winkler (5)

10.61 Promissory Note dated April 18, 2002 in the principal amount of $679,193 made by SSP Solutions, Inc. in favor of Control Break International Corp. (4)

10.62 Promissory Note dated April 18, 2002 in the principal amount of $26,594.74 made by SSP Solutions, Inc. in favor of Control Break International Corp. (4)

10.63 Subordinated Convertible Promissory Note dated as of September 30, 2002 in the principal amount of $270,000 made by SSP Solutions, Inc. in favor of Wave Systems Corp. (7)

10.64 Subordinated Convertible Promissory Note dated October 23, 2002 in the principal amount of $360,000 made by SSP Solutions, Inc. in favor of Research Venture, LLC (8)

10.65 Form of Promissory Notes dated November 14, 2002 made by SSP Solutions, Inc. and SSP Gaming, LLC in favor of Crestview Capital Fund II, L.P., Crestview Capital Fund, L.P. and Richard P. Kiphart, in the principal amounts of $100,000, $100,000, and $300,000, respectively (4)

10.66 Form of Warrants to Purchase Common Stock dated November 14, 2002 issued by SSP Solutions, Inc. to Crestview Capital Fund II L.P., Crestview Capital Fund L.P., Richard P. Kiphart in the amounts of 20,000, 20,000, and 60,000 shares, respectively (4)

10.67 Promissory Note dated January 22, 2003 in the principal amount of $500,000 made by SSP Solutions, Inc. in favor of Richard P. Kiphart
            (4)

10.68 Form of Promissory Notes dated March 18, 2003 and March 19, 2003, respectively, made by SSP Solutions, Inc. in favor of Crestview Capital Fund, L.P. and Richard P. Kiphart, respectively, each in the principal amount of $100,000 (4)

10.69 Form of Warrants to Purchase Common Stock dated March 18, 2003 and March 19, 2003, respectively, issued by SSP Solutions, Inc. in favor of Crestview Capital Fund L.P. and Richard P. Kiphart, respectively, each in the amount of 100,000 shares (4)

10.70 Form of Promissory Notes dated March 28, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, Crestview Capital Fund II, L.P., Marvin J. Winkler and the Kris and Geraldine Shah Family Trust, respectively, in the principal amounts of $240,000, $160,000, $10,000 and $30,000, respectively (4)

10.71 Form of Warrants to Purchase Common Stock dated March 28, 2003 issued by SSP Solutions, Inc. in favor of Crestview Capital Fund L.P., Richard P. Kiphart, Marvin J. Winkler and the Kris and Geraldine Shah Family Trust, respectively, in the amounts of 120,000, 80,000, 5,000 and 15,000 shares, respectively (4)

10.72 Warrant to Purchase Common Stock dated March 12, 2003 by SSP Solutions, Inc. to Integral Systems, Inc. (4)

21.1        Subsidiaries of SSP Solutions, Inc. (4)

23.1        Consent of Haskell & White LLP, Independent Certified Public
            Accountants (4)

23.2        Consent of KPMG LLP, Independent Certified Public Accountants (4)

99.1 Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (4)

----------

            (#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

            (1) Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission ("Commission") on February 11, 1999 (registration statement no. 333-72151).

            (2) Incorporated by reference to our Form 10-K for the year ended December 31, 2001 (file no. 000-26227).

            (3) Incorporated by reference to Amendment No. 2 to our Form S-1 filed with the Commission on May 6, 1999 (registration statement no. 333-72151).

            (4)   Filed with this Form 10-K.

            (5) Incorporated by reference to our Form 8-K report dated April 16, 2002 (file no. 000-26227).

            (6) Incorporated by reference to our Form S-3 filed with the Commission on June 14, 2002 (registration statement no. 333-90574).

            (7) Incorporated by reference to our Form 8-K report dated September 27, 2002 (file no. 000-26227).

            (8) Incorporated by reference to our Form 8-K report dated October 23, 2002 (file no. 000-26227).

            (9) Incorporated by reference to our Form S-8 filed with the Commission on November 13, 2001 (registration statement no. 333-73204).

            (10) Incorporated by reference to our Form 10-K for the year ended December 31, 2000 (file no. 000-26227).

            (11) Incorporated by reference to our Form 10-Q for the quarter ended September 30, 2001 (file no. 000-26227).

            (12) Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2002 (file no. 000-26227).

            (13) Incorporated by reference to our Form 10-Q for the quarter ended September 30, 2002 (file no. 000-26227).

            (14) Incorporated by reference to Amendment No. 1 to our Form 10-Q for the quarter ended June 30, 2002 (file no. 000-26227).

            (15) Incorporated by reference to our Definitive Proxy Statement filed with the Commission July 25, 2001 (file no. 000-26227).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2003                    SSP Solutions, Inc.

                                         By:      /s/ MARVIN J. WINKLER
                                            -----------------------------------
                                                      Marvin J. Winkler
                                                 CO-CHIEF EXECUTIVE OFFICER

                                         By:         /s/ KRIS SHAH
                                            -----------------------------------
                                                        Kris Shah
                                                 CO-CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Act of 1934, this report is made by the following persons on behalf of the registrant and in the capacities indicated.

               NAME                                     TITLE                               DATE
               ----                                     -----                               ----
/s/       MARVIN J. WINKLER              Co-Chairman of the Board of Directors,         April 14, 2003
------------------------------------    Director and Co-Chief Executive Officer
          Marvin J. Winkler                  (Principal Executive Officer)


/s/           KRIS SHAH                  Co-Chairman of the Board of Directors,         April 14, 2003
------------------------------------    Director and Co-Chief Executive Officer
              Kris Shah                      (Principal Executive Officer)


/s/       THOMAS E. SCHIFF                 Executive Vice President and Chief           April 14, 2003
------------------------------------     Financial Officer (Principal Financial
          Thomas E. Schiff             Officer and Principal Accounting Officer)


/s/          GREGG AMBER                                Director                        April 14, 2003
------------------------------------
             Gregg Amber


/s/         RON R. GOLDIE                               Director                        April 14, 2003
------------------------------------
            Ron R. Goldie


/s/      JOEL K. RUBENSTEIN                             Director                        April 14, 2003
------------------------------------
         Joel K. Rubenstein


/s/       GREGORY J. CLARK                              Director                        April 14, 2003
------------------------------------
           Gregory J. Clark

                                 CERTIFICATIONS

         I, Marvin J. Winkler, certify that:

         1. I have reviewed this annual report on Form 10-K of SSP Solutions, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: April 14, 2003

     /s/ MARVIN J. WINKLER

     Marvin J. Winkler, Co-Chief Executive Officer (principal executive officer)

         I, Kris Shah, certify that:

         1. I have reviewed this annual report on Form 10-K of SSP Solutions, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 14, 2003

         /s/ KRIS SHAH

         Kris Shah, Co-Chief Executive Officer (principal executive officer)

         I, Thomas E. Schiff, certify that:

         1. I have reviewed this annual report on Form 10-K of SSP Solutions, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 14, 2003

         /s/ THOMAS E. SCHIFF

         Thomas E. Schiff, Chief Financial Officer (principal financial officer)

                         EXHIBITS FILED WITH THIS REPORT


EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.2 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Litronic Inc. filed with the Secretary of State of Delaware on August 24, 2001

10.7 Form of SSP Solutions, Inc. Amended and Restated 1999 Stock Option Plan Non-Qualified Stock Option Agreement

10.15 Amendment Right to Cancel dated April 11, 2002 relating to Lease dated January 2, 2000 between KRDS, Inc. and Litronic Inc.

10.31 Waiver and Acknowledgment dated January 28, 2003 among Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras, Richard P. Kiphart and Nefilim Associates, LLC, LLC Wave Systems Corp.

10.32 Second Amended and Restated Operating Agreement of SSP Gaming, LLC dated April 7, 2003 by SSP Solutions, Inc., the sole member of SSP Gaming, LLC

10.33 Employment Agreement dated August 16, 2001 between Litonic Inc. and Richard M. Depew

10.43 Mutual Settlement and Release dated October 31, 2002 by and among Game Base of Nevada, Inc., Robert V. Brazell, SSP Gaming, LLC, Marvin Winkler and SSP Solutions, Inc.

10.44 Memorandum of Understanding and Agreement dated November 26, 2002 between SSP Solutions, Inc., Pulsar Data Systems, Inc. and Electronic Data Systems Corporation

10.45 Venetian Interactive Operating Agreement dated June 7, 2002 between SSP Gaming, LLC and Venetian Casino Resort, LLC

10.46 Forbearance Agreement dated March 12, 2003 between SSP Solutions, Inc. and Integral Systems, Inc., effective September 1, 2002

10.47 Employment Agreement dated March 6, 2003 between SSP Solutions, Inc. and Kris Shah

10.48 Employment Agreement dated March 6, 2003 between SSP Solutions, Inc. and Marvin J. Winkler

10.49 Employment Agreement dated April 14, 2003, between SSP Solutions, Inc. and Thomas E. Schiff

10.55 Form of Subordination Agreement dated as of October 18, 2002 by Crestview Capital Fund, L.P., Crestview Offshore Fund, Inc., Crestview Capital Fund II L.P., Richard P. Kiphart, Robert Geras and Nefilim Associates, LLC for the benefit of Bay View Funding relative to SSP Solutions, Inc. Factoring Agreement dated October 18, 2002

10.61 Promissory Note dated April 18, 2002 in the principal amount of $679,193 made by SSP Solutions, Inc. in favor of Control Break International Corp.

10.62 Promissory Note dated April 18, 2002 in the principal amount of $26,594.74 made by SSP Solutions, Inc. in favor of Control Break International Corp.

10.65 Form of Promissory Notes dated November 14, 2002 made by SSP Solutions, Inc. and SSP Gaming, LLC in favor of Crestview Capital Fund II, L.P., Crestview Capital Fund, L.P. and Richard P. Kiphart, in the principal amounts of $100,000, $100,000, and $300,000, respectively

10.66 Form of Warrants to Purchase Common Stock dated November 14, 2002 issued by SSP Solutions, Inc. to Crestview Capital Fund II L.P., Crestview Capital Fund L.P., Richard P. Kiphart in the amounts of 20,000, 20,000, and 60,000 shares, respectively

10.67 Promissory Note dated January 22, 2003 in the principal amount of $500,000 made by SSP Solutions, Inc. in favor of Richard P. Kiphart

10.68 Form of Promissory Notes dated March 18, 2003 and March 19, 2003, respectively, made by SSP Solutions, Inc. in favor of Crestview Capital Fund, L.P. and Richard P. Kiphart, respectively, each in the principal amount of $100,000

10.69 Form of Warrants to Purchase Common Stock dated March 18, 2003 and March 19, 2003, respectively, issued by SSP Solutions, Inc. in favor of Crestview Capital Fund L.P. and Richard P. Kiphart, respectively, each in the amount of 100,000 shares

10.70 Form of Promissory Notes dated March 28, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, Crestview Capital Fund II, L.P., Marvin J. Winkler and the Kris and Geraldine Shah Family Trust, respectively, in the principal amounts of $240,000, $160,000, $10,000 and $30,000, respectively

10.71 Form of Warrants to Purchase Common Stock dated March 28, 2003 issued by SSP Solutions, Inc. in favor of Crestview Capital Fund L.P., Richard P. Kiphart, Marvin J. Winkler and the Kris and Geraldine Shah Family Trust, respectively, in the amounts of 120,000, 80,000, 5,000 and 15,000, shares respectively

10.72 Warrant to Purchase Common Stock dated March 12, 2003 by SSP Solutions, Inc. to Integral Systems, Inc.

21.1        Subsidiaries of SSP Solutions, Inc.

23.1        Consent of Haskell & White LLP, Independent Certified Public
            Accountants

23.2        Consent of KPMG LLP, Independent Certified Public Accountants

99.1 Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002