Form 10-K/A
period 2002-12-31
SSP SOLUTIONS INC
filed 2003-04-30
CIK 1078717

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K
                                ----------------

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

     As of April 24, 2003, the number of outstanding shares of the registrant's common stock was 25,280,405.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                PORTIONS AMENDED

     The registrant hereby amends and restates its Form 10-K to add to note 4 of the financial statements two tables that summarize information regarding intangible assets contained in other parts of the report, to separate license and service revenue and cost of sales into separate line items in the consolidated statements of operations, to include the formal consent of the registrant's former auditor that the registrant did not obtain when the registrant filed its Form 10-K on April 15, 2003, and to fix various typographical errors.

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

         We currently operate in two business segments: the information security segment and the network solutions segment. During 2002, we derived approximately 91% of our revenues from our information security segment operations and approximately 9% of our revenues from our network solutions segment operations. As of March 31, 2003, we had backlog of $4.0 million of which $3.8 million or 97% was related to licenses and services and $136,000 or 3% was related to data security products. The license and service backlog consisted of $542,000 related to our Fortezza(R) support contract, $148,000 related to our subcontract with General Dynamics and $2.7 million related to development efforts underway to add the Java operating system to our Forte(TM) card. As of December 31, 2001, we had a backlog of approximately $1.1 million consisting of $218,000 related to data security products and $910,000 related to network deployment products. Further financial information regarding our business segments is contained in Note 11 of our audited consolidated financial statements that are included in Item 8 of this report.

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

         Our products target the authorization, authentication, and administration security marketplace, which is referred to as the "AAA" market space. For servicing AAA requirements, one product we developed is the Profile Manager(TM) ("PM"). Originally developed for use within the federal government, the PM product provides digital identity management administration for either a public or private organization. This administration includes the ability to verify the identity of an individual (authentication); assign the permitted activities or access rights of that particular individual (authorization); and track or modify the digital identity and authorizations of the individual (administration).

         To provide a high-level assurance token for use in government programs and commercial markets, we developed the Forte(TM) chip that has recently been delivered to several government and private sector customers for testing. Combining our USA operating security system ("USA OSS(TM)") with the Forte(TM) chip, we created an embedded security system on a chip that can decrypt and encrypt streaming digital data, such as music or voice over IP. By placing the Forte(TM) chip and the USA OSS(TM) onto a smart card, we created the Universal Secure Access Card ("USA Card(TM)") that allows the streaming of audio content to wireless devices and personal computers, or PCs, without the need for storage and redundant data processing. Through the flexibility of its design, our USA Card(TM) allows the management of multiple digital IDs, passwords, certificates and credentials. This means our USA Card(TM) is programmable and addressable, and can securely support and store multiple applications. Based upon an open standards platform, our Forte/USA OSS technology can secure the transmission and authorized access of digital content, regardless of the method of transmission or method of encryption. Our USA Card(TM) contains our patented universal serial bus ("USB") interface that recognizes and automatically adjusts to high-speed USB data transmission or to the slower International Standards Organization ("ISO"), standard of legacy systems. In computerese, "bus" most commonly means the data pathway that connects a processor to memory and to other "peripheral" devices.

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

         To communicate securely with governments in the future, non-government organizations may need to utilize elements of security that we developed for government programs. By building our products on open standard platforms, we enable organizations to incorporate our security products in a manner much like adding a utility function to their current application programs. Alternatively, an organization may license and install the entire robust PKI-based system for its internal secure communications as well as for its communications with government entities. Organizations can use our USA Card(TM) with the Forte(TM) chip as the security token used by their members, and our PM product can administer and manage the card issuance, authorization and authentication functions. Adoption by customers of our recently developed products is part of the continuing migration of secure communications to ever increasing levels of trust as outlined below.

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

     DOD NEXT GENERATION PKI AND EXTENSION INITIATIVES:

         We were selected to develop the architecture for the next generation PKI and related extension initiatives for the DoD. This PKI initiative is a single framework for modernizing and unifying the management of keys used to encode and decode information for government departments and agencies, including Homeland Security. The federal government's PKI initiative program uses our PM and NetSign(R) solutions, and may eventually incorporate our USA Card(TM).

     FORTE(TM) -BASED USA Card(TM)

         Although the USA Card(TM) originally was developed to government specifications, its power and flexibility will allow for a variety of government and commercial applications. The USA Card(TM) will be compliant with our NetSign(R) CAC product, which will allow migration of CAC users and Fortezza(R) -based security users to higher assurance levels. At the same time, the flexible design of the USA Card(TM) will allow for multiple uses of the card. For example, while functioning as a CAC card, the USA Card(TM) can provide secure processing of voice over IP and secure access to commercial functions, including financial services. The USA Card(TM) can support multiple applications, all partitioned or separated from other applications resident on the card. The USA Card(TM) can provide an interface or crossover between processing government security needs and serve as a platform for secure commercial applications.

         When used in conjunction with biometrics, such as a fingerprint or an iris scan, the USA Card(TM) provides three levels of authentication consisting of identifying: something you have (the USA Card(TM)); something you know (a personal identification number ("PIN")), and something you are (a biometric, such as a thumbprint). An authentication occurs when all three items are present simultaneously. This provides a high level of protection in the commercial and government markets. We recently began work on a funded development program to Java-enable the USA Card(TM), which will allow the USA Card(TM) to support commercial users, which mostly use Java-based applications. Java is a high-level programming language developed by Sun Microsystems. Adding Java to our USA OSS(TM) will increase the number of potential USA Card(TM) users.

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

         o USA CARD(TM). The USA Card(TM) can serve as an identity card and support multiple applications in disparate markets. The USA Card(TM) combines a sophisticated operating system with a tamper proof, patented USB Interface to transfer data at speeds up to 12 megabits, or millions of bits, per second, and automatically adjusts to the slower ISO standard if USB is not available on the device connected to the USA Card(TM).

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

         CASE 3: DIGITAL/SATELLITE SERVICE PROVIDERS AND THE USA CARD(TM). Industry periodicals estimate there are over 200 million pay television subscribers around the world and a large untapped market in China. Generating billions of dollars in annual revenues, pay television has the associated problem of widespread signal piracy. Industry periodicals also estimate that more than $1.5 billion of revenue is lost each year due to piracy. To combat this piracy, network operators have implemented a security technology known as conditional access ("CA") to protect their networks. CA is implemented via smart card technology. The USA Card(TM)'s high level of assurances and tamper resistant design, and the ability to download secure upgrades to the previously issued USA Cards(TM), creates a flexible platform for security. The addition of Java to the USA Card(TM) will build a competitive advantage by allowing for commercial applications that today are limited by slow speed transmission over phone lines.

         CASE 4: ON-LINE GAMING, ENTERTAINMENT AND INTEGRATED HOSPITALITY. By using KMC for authentication, authorization and administration, a resort can issue to all or a portion of its guests a private-labeled form of the USA Card(TM) to control physical access (to their rooms, clubs or other facilities), offer the ability for charging purchases, and integrate the guest into affinity programs and offers to selected guests. For qualified guests, the same card can be used as a credit card. In conjunction with the purchase or issuance of a card reader, upon leaving the resort guests can securely access affinity sites, authorized and properly licensed on-line gaming sites and, when properly authenticated, have the USA Card(TM) provide identifying information for site log-on or on-line purchases.

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

    TOKENS AND TOKEN READERS

         THE USA CARD(TM) FAMILY. We have completed the development of next generation PKI cards in cooperation with Atmel and the NSA. Forte, the newest member of the USA Card(TM) family, is a high-speed 32-bit system on a chip microprocessor that is designed with a high-speed USB interface in addition to the ISO interface. The USA Card(TM)'s will have a larger storage capacity and faster processing speed than existing smart cards. Forte offers Personal Computer Memory Card International Association, or PCMCIA, level of performance at a price competitive with PKI smart cards. We anticipate commercial shipments of the Forte based USA Card(TM) to begin in 2003.

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

         ARGUS 3015 DUAL CARD READER. Our 3015 Dual Card Reader is a USB device that can simultaneously accommodate a DMS Fortezza(R) card and a CAC card. Our 3015 Dual Card Reader is plug-n-play solution that provides full functionality for a variety of DMS applications and is available as an internal bay-mounted unit and as an external freestanding device. Our 3015 Dual Card Reader supports both DoD Fortezza(R) and CAC while providing an interface to PC systems. Our 3015 Dual Card Reader is forward compatible with 64K memory capacity smart cards that have a USB connector, which is the next generation of secure USA Card(TM).

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

    SERVICES

         HIGH ASSURANCE TOKEN DEVELOPMENT. We have a funded development program to add the Java operating system to the USA Card(TM)'s USA OSS. Once complete, the addition of a Java operating system will allow applications already developed in Java to run in the secure USA Card(TM) environment. This will make the USA Card(TM) interoperable for government or commercial markets, which will broaden the status of USA Card(TM) as a flexible and secure standard for identification and processing of encrypted digital data. Work on this program is a fixed price milestone delivery contract with estimated completion during the second quarter of 2004.

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

         USA OSS. Certain large-scale original equipment manufacturers ("OEMs") may license this technology for inclusion in their design in lieu of purchasing a chip set containing the USA OSS(TM). Potential users are in the wireless chip manufacturing and design and hardware security module manufacturing areas. Wireless can include cell phones, personal data assistants and wireless laptops computers. To date, we have not entered into any licensing arrangements, but we may do so in the future.

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

BUSINESS STRATEGY

         Our objective is to become the leading provider of data security solutions for the digital economy. We intend to build upon our two open standards core technologies, Profile Manager and the Forte(TM) chip, developed for government deployment. Organizations supporting or communicating with government agencies that adopt the next generation PKI initiatives will be heavily influenced to adopt those same standards for their own communications. The ability of the Forte(TM) chip to add applications to a product already deployed to millions of users will be of great appeal to providers of commercial products and services, as they will be able to instantly present their products or services to targeted markets. Key elements of our strategy include:

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

         o ATMEL AND THE NATIONAL SECURITY AGENCY. We have an alliance with Atmel Corporation and the NSA. Through this alliance, we jointly developed Forte(TM), an advanced 32-bit system on a chip microprocessor, which will be embedded in our next generation PKI cards. We signed a teaming agreement with Atmel Corporation to further exploit the technologies incorporated in the Forte(TM) product;

SSP GAMING, LLC - GAMING INDUSTRY

         SSP Gaming was formed in January 2002 to deliver core technologies to the gaming industry, which is a regulated industry that must have security built into its future product offerings. Gaming industry analysts Christiansen Capital Advisers, LLC predict that Internet gambling expenditures worldwide will reach $10.6 billion annually by 2005. An important component of this growth market will be the ability of online gaming operators to provide secure and authenticated transaction processing systems. Our products are designed to support the security infrastructure required for complex business processes and, we believe, are ideally suited for the rigorous requirements of the gaming industry. By combining AAA and USA Card(TM) technology, with professional services provided by SSP Gaming, we offer the land-based casino operators a security suite for an online business extension that meets or exceeds the standards required by regulators. This turnkey implementation can tie disparate databases and resort business processes into a unified customer service and revenue generation engine.

         Currently, due to state and federal regulatory restrictions, online gaming cannot be conducted within the United States. Domestic gaming operators anticipate that if and when regulations are changed to allow the conduct of online gaming in the United States, security will be a critical element of any licensing review process.

         We have the ability to create and support strategic plans for e-commerce relationships and infrastructure for the development and operation of secure authentication and transaction processing for virtual online gaming and also for loyalty programs, hospitality and lodging services for hotels, resorts and casinos. Our products and services that can be utilized in the gaming industry include software, the USA Card(TM) products together with future biometric and global positioning satellite designs for authenticating and locating users, and a network of hardware devices enabling security from server to user.

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

         Our R&D team has broad expertise in the development of cryptographic products, with an emphasis on products that meet leading industry security standards for global markets. Furthermore, our R&D team is experienced in implementing our data security hardware and software solutions for an extensive family of Windows and Unix operating systems. We also have solid expertise in bringing our products to a variety of industries, such as government, finance and system integrators. During 2000, 2001 and 2002, respectively, we spent $5.8 million, 6.7 million and $4.9 million on research and development projects. The development of the Forte(TM) chip constituted the major focus of our R&D efforts, together with related operating system, and enhancements to other software and hardware projects. In accordance with Generally Accepted Accounting Principles ("GAAP"), these amounts have been expensed against operations and are shown on separate line items in the consolidated statements of operations for the respective years.

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

         o        The R&D team will be supporting a product rollout of Forte
                  (TM). The pre-production run of the Forte'(TM) smartcard has been delivered to both government and commercial users for evaluation, and the production version is scheduled for release in the second quarter of 2003. In addition to the smart card version of our Forte product, we are investigating other markets for the chip in various integrated circuit form-factors for embedding in systems.

         o Under a funded program, we are developing a Java Card version of Forte (TM). This design, "JForte", supports the standard Java card and Visa open platform protocols. JForte is scheduled for production release at the end of 2003.

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

         We initially developed Forte(TM) under a task order issued under a contract with the NSA. The contract incorporates the standard licenses for technical data and computer software from the DoD, commonly known as the data rights clauses. Data rights clauses are only applicable to data or software actually delivered to the federal government under a contract. If the data rights clause, or the government purpose rights license, is applicable to our agreement with the NSA, it would permit the federal government to create second supply sources without paying us royalties. We do not believe the data rights clause or the government purpose license applies to Forte(TM) because our contract with the NSA does not provide for the delivery of this product to the federal government. However, the task order does allow NSA to obtain detailed design information about Forte(TM).

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

ITEM 2. PROPERTIES

         We are headquartered in Irvine, California, where we currently lease approximately 20,702 square feet of office space for our executive offices under a seven-year lease that expires on February 28, 2007, and we have an option to renew the lease for a five-year period, which we may exercise by providing notice to KRDS, Inc., the landlord, not less than six months prior to the expiration of the initial seven-year term. The facility has an annual rent of $429,000 and is leased to us by KRDS, Inc., an entity owned in part by Kris Shah, our co-chairman. In April 2002, KRDS, Inc. and we entered into an agreement whereby, upon 60 days notice, KRDS, Inc. or we may cancel the remaining term of the lease of the corporate headquarters with no liability to the terminating party.

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

         The seven-year leases for the two buildings had an aggregate monthly rental totaling approximately $115,000 plus common area costs. We sublet to a company owned by our co-chairman and co-chief executive officer, Marvin Winkler, one-half of the 23,000 square-foot building on the same terms and conditions as the underlying lease. We received a lease deposit but did not receive any rental payments under the sublease. We reserved in our 200l consolidated financial statements all amounts due to us under the sublease. At the end of 2001, our forecasted business needs did not justify our leasing of both new buildings. Therefore, we began discussions with the landlord regarding the facility leases. Based upon certain assumptions, in our 200l consolidated financial statements we accrued approximately $2.2 million as an estimate for anticipated costs relative to the disposition of one of the building leases, which was net of anticipated offsetting sublease income.

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

------------

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

     SERVICE REVENUES

         Service revenues decreased 13% from $1.2 million during 2000 to $1.0 million during 2001, and increased 156% from $1.0 million during 2001 to $2.6 million during 2002. The decrease from 2000 to 2001 was primarily attributable to a $264,000 decrease in electric security systems revenues, and a decrease in engineering and repair service revenues of $161,000, which was offset by an increase of $168,000 relative to our Fortezza(R) support contract, and an increase of $103,000 related to a new service contract with General Dynamics. The increase from 2001 to 2002 was primarily attributable to a $1.6 million increase in revenues associated with a higher margin subcontract with General Dynamics to develop the architecture for the next generation PKI and related extension initiatives for the DoD. We expect service revenues to increase in 2003 as a result of newly signed and existing service contracts.

     LICENSE REVENUES

         License revenues decreased 27% from $768,000 during 2000 to $561,000 during 2001, and increased 227% from $561,000 to $1.8 million during 2002. The decrease from 2000 to 2001 was primarily attributable to fewer sales of licenses for our Profile Manager software. The increase from 2001 to 2002 was primarily attributable to an increase of $949,000 related to our subcontract with General Dynamics whereby licenses for our PM software were sold, coupled with an increase of $326,000 related to sales of other software licenses. We expect licensing revenues to increase in 2003 based on incremental sales under the CAC program coupled with increased sales of our PM software.

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

     SERVICE GROSS MARGIN

         Service gross margin increased as a percentage of service revenues from 51% during 2000 to 62% during 2001, and increased from 62% during 2001 to 75% during 2002. The margin percentage increase from 2000 to 2001 was primarily attributable to discontinuing the low margin electric security system operation. The margin percentage increase from 2001 to 2002 was primarily attributable to new contracts that were entered into in 2002 that resulted in additional revenues of $2.5 million associated with higher margin services related to our subcontract with General Dynamics and government maintenance agreements. We expect service gross margin percentages to decrease somewhat in 2003 due to the addition of a lower margin government contract to add a Java operating system to our USA Card(TM). We also expect that certain compensation costs that were formerly considered research and development expense will be included as cost of sales in 2002 due to a development contract for which we will provide services under in 2003.

     LICENSE GROSS MARGIN

         License gross margin decreased as a percentage of license revenues from 85% during 2000 to 73% during 2001, and increased from 73% during 2001 to 90% during 2002. The margin percentage decrease from 2000 to 2001 was primarily attributable to more labor costs included within cost of sales relative to the licensed products. The margin percentage increase from 2001 to 2002 was primarily attributable to higher margin software licenses related to our subcontract with General Dynamics. We expect license gross margin percentages during 2003 to remain at 2002 levels based on our projected sales mix for 2003.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 11% from $9.6 million during 2000 to $10.6 million during 2001, and decreased 29% from 2001 to $7.5 million during 2002. The increase from 2000 to 2001 was primarily attributable to the addition of approximately $1.2 million of personnel expenses associated with the BIZ acquisition and a net loss on a lease for new operating facilities of approximately $2.2 million, which were partially offset by a reduction in compensation expense of approximately $900,000 and other net reductions totaling approximately $1.3 million. The net loss on a lease was the result of a lease we had entered into in October 2001 with a former related party for new operating facilities. After entering into the lease, we determined that we would not need all of the space contracted for and therefore we recorded a loss on the lease net of estimated sublease income. Compensation expense reductions included $807,000 related to Pulsar, which were primarily for reductions in salary and commission expenses due to decreased revenues and the need to adjust cost structures accordingly. Reductions not related to Pulsar were primarily attributable to reductions in salary, travel, professional fees, printing and office expenses. Expense reductions not related to Pulsar were done in an effort to reduce current cash expenditures. The decrease from 2001 to 2002 was primarily attributable to the reversal of previously accrued restructuring charges in the approximate amount of $700,000 as a result of the completion of the restructuring of the lease obligations, for which an accrual of $2.2 million was recorded in 2001 as discussed above. The net result was a reduction of $2.4 million in 2002 versus 2001. We also implemented staff reductions, reduced compensation levels and initiated a wind down of the Pulsar operations in 2002, which further reduced overall staffing. As a result, compensation and benefits expense decreased by approximately $223,000 in 2002 from 2001. Additionally, sales promotion expenses decreased by approximately $530,000, while other net reductions totaling approximately $449,000 were offset by an increase in professional fees of approximately $607,000 in 2002 versus 2001. As a percentage of total revenues, selling, general and administrative expenses increased from 24% during 2000 to 47% during 2001 and increased to 60% during 2002. The percentage increase for each of the years was primarily attributable to the significant decrease in revenues related to network deployment products. We expect selling, general and administrative expenses to decrease as a percentage of total revenue in 2003 due to expected increases in overall revenue combined with decreases in selling, general and administrative expenses associated with the cessation of our Pulsar operations.

     RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased 16% from $5.8 million during 2000 to $6.7 million during 2001, and decreased 27% from $6.7 million during 2001 to $4.9 million during 2002. The increase from 2000 to 2001 was primarily attributable to significant increased staffing related to product development, including development efforts related to the Forte(TM) microprocessor, Maestro, PM, NetSign(R) and token reader/writers, coupled with the addition of personnel expense from the BIZ acquisition. The decrease from 2001 to 2002 was primarily attributable to significant reductions in staffing. As a percentage of total revenues, expenses increased from 15% during 2000 to 30% during 2001, and increased from 30% during 2001 to 39% during 2002. The percentage increase from 2000 to 2001 was primarily attributable to the continued expansion of our research and development efforts, combined with the significant decrease in network deployment revenues. The percentage increase from 2001 to 2002 was primarily attributable to the significant decrease in network deployment revenues. We expect research and development expenses to decrease in 2003 as expenses that were formerly considered research and development, will be included within cost of sales for 2003 due to current development contracts that we will be engaged in during 2003.

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

     IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

         In June 1999, we acquired Pulsar. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition was accounted for using the purchase method of accounting. In the fourth quarter of 2000, we determined the integration of Pulsar would not be completed as planned and that the anticipated operating synergies would not be realized. As a result, in accordance with Financial Accounting Standards Board's
("FASB's") Statement of Financial Accounting Standards ("Statement") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we analyzed the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. We performed an assessment of the recoverability of the remaining goodwill and other intangible assets. In the fourth quarter of 2000, based on the results of our assessment and valuation, we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in the purchase of Pulsar. Based on our assessment and valuation, we believed that after the impairment charge of $31.4 million, no further impairment existed at December 31, 2000. As of December 31, 2001, the remaining unamortized intangible assets of $691,000 acquired in the purchase of Pulsar was to be amortized over the remainder of their 10-year life. Due to the intensive capital requirements and low margin returns, subsequent to December 31, 2002, we decided to exit this line of business and as a result, we are not accepting new orders and we are currently in the final stages of completing a wind down of the Pulsar operations. As our projections indicated inadequate cash flows from operations, we recorded an impairment charge of $599,000 relative to Pulsar intangibles, which represented the remaining balance of the intangible assets.

         In August 2001, we acquired BIZ. All of the outstanding shares of BIZ were exchanged for 10,875,128 shares of our common stock. The BIZ acquisition was accounted for using the purchase method of accounting. As part of the BIZ acquisition, we acquired $9.0 million of identifiable intangible assets. In the fourth quarter of 2001, we determined that the other intangible assets and a portion of goodwill related to the BIZ acquisition would not be realized. As a result, we analyzed the recoverability of the intangible assets relating to the BIZ acquisition. Based on the results of our analysis, we recorded an impairment charge of $36.3 million related to unamortized identifiable intangible assets and goodwill acquired in the BIZ acquisition. Based on our analysis, we believe that after the impairment charge of $36.3 million, no further impairment existed at December 31, 2001. The remaining identifiable intangible asset acquired in the acquisition of BIZ is $25.9 million of goodwill that, in accordance with Statement No. 142, will no longer be amortized but rather will be tested at least annually for impairment.

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

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

         Amortization expense decreased 74% from $2.8 million during 2000 to $746,000 during 2001, and decreased 88% from $746,000 during 2001 to $92,000 during 2002. The decrease from 2000 to 2001 was primarily attributable to the reduction of goodwill and other intangibles that resulted from the $31.4 million impairment charge recorded in the fourth quarter of 2000. Amortization expense in 2001 was comprised of $23,000 related to Pulsar intangibles and $495,000 related to BIZ identifiable intangible assets. Because we adopted Statement No. 142 effective January 1, 2002, amortization expense in 2002 was related solely to Pulsar intangibles. As of December 31, 2002, we wrote off the remaining $599,000 intangible asset balance related to Pulsar. Due to the adoption of Statement No. 142, no amortization is expected in 2003.

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

     BACKLOG

         At December 31, 2000, 2001 and 2002, total backlog was $1.3 million, $1.1 million and $1.6 million, respectively. Orders are subject to cancellation in certain circumstances, and backlog may therefore not be indicative of future operating results. The backlog at December 31, 2001, was made up of $218,000 related to data security products and $910,000 related to network deployment products. The $910,000 related to network deployment products was caused by our inability to obtain product from our vendors to fulfill customer orders. During 2002, due to lack of available capital, we had to limit sales orders related to our Pulsar operations, which were the sole source of network deployment product revenues. As of December 31, 2002, the backlog was made up of $1.4 million related to licenses and services and $169,000 related to data security products. The license and service backlog primarily consisted of $840,000 related to our Fortezza(R) support contract and $509,000 related to our subcontract with General Dynamics.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Statement No.145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement No. 145 amends Statement No. 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement No. 145 related to the rescission of Statement No. 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The changes required by Statement No. 145 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement No. 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, the Company does not expect the adoption of the provisions of Statement No. 146 to have a material impact on the Company's financial results.

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

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying value of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As required, the Company adopted the provisions of Statement No. 143 for the quarter ended March 31, 2003. Management does not believe adoption of this standard will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         We adopted Statement No. Statement 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Pursuant to Statement No. 142, goodwill and other indefinite lived intangible assets are no longer amortized, but must now be tested for impairment at least annually. We have performed both the transitional impairment test and the first annual impairment test required by Statement No. 142 using certain valuation techniques, and have determined that with the exception of the Pulsar write-off as previously discussed, no impairment exists at December 31, 2002 to goodwill and other intangible asset balances. Changes in assumptions and estimates included within the analysis could result in significantly different results than those identified above and those recorded in our consolidated financial statements. It is possible, but not predictable, that a change in our business, market capitalization, operating results, financing or other factors could affect the carrying value of goodwill or other intangible assets and cause an impairment write-off in the future.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, we had a working capital deficit of $5.9 million. We incurred a net loss of $8.6 million for the twelve months then ended. We expect to continue to incur additional losses in the current year. Given our December 31, 2002 cash balance of $553,000 and the projected operating cash requirements, we anticipate that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2003. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses, liquidity available under the accounts receivable financing, as well as additional debt or equity financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under the accounts receivable financing or through additional financings of debt and/or equity, we will not have adequate resources to fund our operations. We have executed a term sheet for a minimum investment of $10 million that would have a dilutive effect. However, the closing of that transaction is contingent upon certain conditions. There is no assurance that the investors will close the transaction, or if the transaction does close that it will be on the terms outlined in the executed term sheet. If this proposed transaction does not close, we will seek other sources of funding, explore the sale of product lines or intellectual property rights, or evaluate merger partners.

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

         During 2001, we arranged for the lease of two buildings approximating 63,000 square feet that were under construction and were subsequently completed in the Spectrum area of Irvine, California from an entity that was partially owned by our co-chairman, Mr. Shah. On one building totaling approximately 23,000 square feet, we sublet one-half of the building on terms and conditions matching the underlying lease. The sublease was with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it did not make any monthly rent payments. In October 2002, we restructured our lease obligations with our landlord, Research Venture, LLC, for the two buildings. This restructuring and settlement revised the estimate of anticipated costs relative to the disposition of one of the building leases that was recorded in 2001 in the amount of $2.2 million, which was net of anticipated offsetting sublease income. As a result of the restructuring and settlement, we increased stockholders' equity by $1.7 million through the issuance of common stock valued for financial reporting purposes at $956,000 and recorded a gain of $700,000 for the year ended December 31, 2002. The settlement required us to issue 959,323 shares of common stock, pay $500,000 in cash over a one-year period, cancel the lease on one building approximating 23,000 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40,000 square feet for an initial monthly rental rate of $55,000 plus common area costs beginning in December 2002. The monthly rental rate on the seven-year lease is scheduled to increase to $73,000 plus common area costs, at the beginning of the third year. We record rent expense on a straight-line basis. At our option, a portion of the rental rate may be paid either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360,000 subordinated convertible promissory note that we issued as prepaid rent. In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest.

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

         In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." We adopted this statement effective January 1, 2002. Under this statement, goodwill is no longer amortized and is subject to annual testing for impairment beginning January 1, 2002. The provisions of this statement require us to perform a two-step test to assess goodwill for impairment. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and we need not proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then we must determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we will record an impairment loss in the amount of the excess. With regard to a reporting unit's goodwill balance at January 1, 2002, we were required to perform the first step of the annual testing for impairment by June 30, 2002. If the results of that step indicated that goodwill may be impaired, we would then be required to complete the second step as soon as possible, but no later than December 31, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As disclosed in our Form 8-K filed August 1, 2002, on July 25, 2002, we and our subsidiaries notified KPMG LLP, ("KPMG")the independent accounting firm that was engaged as SSP's principal accountant to audit our financial statements, that we intended to engage new certifying accountants, in effect terminating our relationship with KPMG. Our decision to change accountants was approved by our audit committee and board of directors. In connection with the audits of the two years ended December 31, 2001, and during the subsequent interim period through July 25, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its opinion. In addition, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is information regarding our executive officers and directors as of March 31, 2003:


NAME                                        AGE   POSITION
----                                        ---   --------
Marvin J. Winkler........................    48   Co-Chairman of the Board of Directors, Director and
                                                  Co-Chief Executive Officer
Kris Shah (3)............................    63   Co-Chairman of the Board of Directors, Director, Co-Chief
                                                  Executive Officer, and Secretary
Richard M. Depew.........................    42   President and Chief Operating Officer
Thomas E. Schiff.........................    52   Executive Vice President and Chief Financial Officer
Gregg Amber (2)..........................    46   Director
Joel K Rubenstein (1) (2) ...............    66   Director
Ron R. Goldie (1) (2) ...................    51   Director
Gregory J.  Clark (1) (3) ...............    59   Director

------------
(1) Member of audit committee (2) Member of compensation committee (3) Member of technology committee

         MARVIN J. WINKLER is our co-chairman of the board of directors, director and co-chief executive officer, positions he has held since August 2001 following our acquisition of BIZ. Prior to August 2001 and since April 2000, Mr. Winkler served as the chief executive officer and chairman of the board of directors and as a director of BIZ. Mr. Winkler founded BIZ to address the secure processing and applications required to ensure secure high-speed knowledge and financial transactions across the Internet. He also established the industry's first Core-To-Edge(TM) solution set of hardware, software and firmware products and applications for security in electronic commerce. In June 1999, Mr. Winkler partnered with principals of Broadcom Corporation to co-found Broadband Interactive Group ("BIG") to demonstrate the applications for interactive television in a convergent broadband media industry. In November 2001, BIG made an assignment for the benefit of its creditors. In August 1996, Mr. Winkler acquired Gotcha International, L.P., an apparel manufacturer, and served as its president and chief executive officer until July 2002. In August 2002, Gotcha filed for Chapter 11 bankruptcy protection in order to terminate the license of its domestic licensee. Gotcha has filed a reorganization plan to re-pay creditors in full plus interest.

         KRIS SHAH is our co-chairman of the board of directors, co-chief executive officer, director and secretary. Mr. Shah has been our chairman of the board of directors and a director since he founded our company in 1970. He has been our chief executive officer since our founding and has shared that position with Mr. Winkler from August 2001 until the present. Mr. Shah has served as our secretary since May 2001. In addition, from September 2000 until August 2001, Mr. Shah served as our president. Mr. Shah's career has involved every major aspect of circuit design and chip packaging technology, including research and development, manufacturing, engineering, marketing and strategic planning. Before forming our company, Mr. Shah held management level positions at Hughes Aircraft Co., Fiberite Inc. and Bell Industries, Inc. Mr. Shah holds B.S. and M.S. degrees in mechanical engineering from the University of Southern California.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table provides information concerning the annual, long-term and other compensation for 2002, 2001 and 2000 earned for services in all capacities as an employee by our co-chief executive officers and each of our other executive officers who received an annual salary and bonus of more than $100,000 during 2002 (collectively, the "named executive officers"):

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

------------

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

------------

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

     THOMAS E. SCHIFF

         On April 15, 2003, we executed a contract with Mr. Schiff that contains substantially the same terms and conditions as Mr. Shah's and Mr. Winkler's new contracts, with the following differences:

         o    His base salary will be $160,000 per year; and
         o Mr. Schiff's employment is "at will" but his employment agreement contains a severance provision that provides that if Mr. Schiff's employment is terminated other than for cause, we are obligated to pay to him his annual salary for a period of one year.

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

------------

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
                                                                                       ==========     ==========

                           See accompanying notes to consolidated financial statements

                                     SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                  2000             2001              2002
                                                             -------------     -------------     -------------
Revenues:
   Product .............................................     $     37,421      $     21,145      $      8,131
   Service..............................................            1,167             1,014             2,591
   License..............................................              768               561             1,836
                                                             -------------     -------------     -------------
      Total revenues ...................................           39,356            22,720            12,558
                                                             -------------     -------------     -------------
Cost of Sales:
   Product .............................................           30,481            17,457             3,807
   Service .............................................              566               384               639
   License..............................................              113               153               181
                                                             -------------     -------------     -------------
      Total cost of sales ..............................           31,160            17,994             4,627
                                                             -------------     -------------     -------------
Gross margin ...........................................            8,196             4,726             7,931

Operating Expenses:
   Selling, general and administrative .................            9,559            10,645             7,515
   Research and development ............................            5,800             6,739             4,895
   Research and development - Wave Systems Corp. .......               --             1,111             1,041
   Impairment of goodwill and other intangibles ........           31,415            36,299               599
   Amortization of goodwill and other intangibles ......            2,828               746                92
   In-process research and development .................               --             1,600                --
                                                             -------------     -------------     -------------
      Total operating expenses .........................           49,602            57,140            14,142
                                                             -------------     -------------     -------------

Operating loss .........................................          (41,406)          (52,414)           (6,211)

Non-operating Expenses (Income):
   Realized loss on trading securities .................               --               530               130
   Interest expense, net ...............................               65               163               782
   Non-cash interest and financing expense .............               --                --             1,287
   Loss from equity investee ...........................               --                --               248
   Other (income) expense, net .........................              (72)               --              (104)
                                                             -------------     -------------     -------------
      Total non-operating expenses (income) ............               (7)              693             2,343
                                                             -------------     -------------     -------------

   Loss before income taxes ............................          (41,399)          (53,107)           (8,554)
Provision for income taxes .............................                6                53                 2
                                                             -------------     -------------     -------------
Net loss ...............................................     $    (41,405)     $    (53,160)     $     (8,556)
                                                             =============     =============     =============
Net loss per share--basic and diluted ..................     $      (4.20)     $      (3.91)     $       (.40)
                                                             =============     =============     =============

Shares used in per share computations--basic and diluted        9,862,472        13,585,202        21,647,707
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

         The Company has adopted the Financial Accounting Standards Board's (FASB's) Statements of Financial Accounting Standards (Statements) No. 141 and No. 142, "Business Combinations" and "Goodwill and Other Intangible Assets" for the BIZ acquisition that was completed on August 24, 2001. In accordance with Statement No. 142, goodwill is not amortized for business acquisitions that were completed after June 30, 2001 but rather will be evaluated at least annually for impairment. Other identifiable intangible assets acquired from business acquisitions that were completed after June 30, 2001, are amortized on a straight-line basis over their estimated useful lives of between one and three years. Accordingly, the Company has not recorded amortization of goodwill related to the BIZ acquisition.

         On January 1, 2002, the Company adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. Statement No. 144 also supersedes the provisions of Accounting Principles Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.". In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of Statement No. 144 did not have a material impact on the Company's financial condition or results of operations.

         Through December 31, 2001, the Company applied Statement No. 121. Statement No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of Statement No. 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the asset, an impairment loss is recognized. The amount of impairment, if any, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The estimate of fair value considers prices for similar assets and the results of valuation techniques to the extent available in the circumstances.

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

         During the fourth quarter of 2001, the Company determined that certain identifiable technology and developed technology acquired in connection with the BIZ acquisition were no longer going to be pursued. Additionally, the Company delayed or indefinitely reduced the projected revenues from the BIZ acquisition. Accordingly, the Company performed a Statement No. 121 analysis for identifiable intangible assets and APB Opinion No. 17 for goodwill.

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

SEGMENT REPORTING

         The Company applies Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires entities to report financial and descriptive information about their reportable operating segments. The Company had historically operated in two business segments: information security solutions and electronic interconnect products. The Company disposed of its electronic interconnect products business in 1997. On June 14, 1999, with the acquisition of Pulsar, the Company expanded into the network solutions business segment. The Company combined the businesses of SSP and BIZ into a single reportable operating segment referred to as "Information Security Products and Services" (see note 11).

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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of Statement No. 123:

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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ACCOUNTS RECEIVABLE FINANCING

         The Company adopted Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and it is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. Statement No. 140 outlines the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures (see note 9).

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

NEW ACCOUNTING STANDARDS

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement No. 145 amends Statement No. 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement No. 145 related to the rescission of Statement No. 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The changes required by Statement No. 145 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement No. 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, the Company does not expect the adoption of the provisions of Statement No. 146 to have a material impact on the Company's financial results.

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

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying value of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As required, the Company adopted the provisions of Statement No. 143 for the quarter ended March 31, 2003. Management does not believe adoption of this standard will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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
                                                     ==========     ==========

         In accordance with Statement No. 142, the Company had up until June 30, 2002 to complete the initial test for impairment as of January 1, 2002, the adoption date of Statement No. 142. In accordance with the transition provisions of Statement No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates. Given consideration of relevant factors, the Company concluded that, as of December 31, 2001, an impairment write-down of $36,299 was required related to the BIZ acquisition. Subsequently, the Company reviewed the assumptions used in the original analysis as of March 31, 2002, June 30, 2002, and September 30, 2002 and concluded that such analyses continued to be adequate and that no additional write-down was required. In accordance with Statement No. 142, the Company stopped amortizing goodwill in 2002. Accordingly, the Company does not anticipate there to be any amortization expense for the next five periods related to intangible assets. The following table provides a reconciliation of the reported net loss adjusted for goodwill amortization charges for each respective year:

                                                                                    YEARS ENDED
                                                                                    DECEMBER 31,
                                                                         ----------------------------------
                                                                            2000        2001        2002
                                                                         ----------  ----------  ----------
     Reported net (loss)............................................     $ (41,405)   $(53,160)    $(8,556)
         Add back goodwill amortization:............................           803           -           -
                                                                          ---------  ----------  ----------
        Adjusted net loss...........................................     $ (40,602)  $ (53,160)   $ (8,556)
                                                                         ==========  ==========  ==========

    Basic earnings per share:
      Reported net (loss)...........................................     $   (4.20)   $  (3.91)    $  (.40)
         Add back goodwill amortization:............................           .08           -           -
                                                                          ---------  ----------  ----------
        Adjusted net loss...........................................     $   (4.12)    $ (3.91)   $   (.40)
                                                                         ==========  ==========  ==========

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

         Intangible assets consisted of the following as of:

                                                   December      December
                                                   31, 2001      31, 2002
                                                  ---------      ---------
Customer base
    Gross carrying amount                         $  3,846       $  3,846
    Accumulated amortization                        (3,155)        (3,247)
    Impairment                                          --           (559)
                                                  ---------      ---------
Net customer base                                 $    691       $     --
                                                  ---------      ---------

Strategic relationships
    Gross carrying amount                         $  2,800       $     --
    Accumulated amortization                          (241)            --
    Impairment                                      (2,559)            --
                                                  ---------      ---------
Net strategic relationships                       $     --       $     --
                                                  ---------      ---------

Completed technology
    Gross carrying amount                         $  6,200       $     --
    Accumulated amortization                          (412)            --
    Impairment                                      (5,788)            --
                                                  ---------      ---------
Net completed technology                          $     --       $     --
                                                  ---------      ---------
Goodwill
    Gross carrying amount                         $ 53,882       $ 53,882
    Impairment                                     (27,952)       (27,952)
                                                  ---------      ---------
Net completed technology                          $ 25,930       $ 25,930
                                                  ---------      ---------

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

         The current VI development budget estimates costs of $4,000 to bring the Venetian Casino to live status, and an additional $2,200 to support startup operations. Since beginning development in July 2002, VI has expensed all operating costs and capitalized third party software development costs incurred under a fixed price contract. As of December 31, 2002 development costs capitalized totaled $560. The VI operating agreement calls for SSP Gaming to fund two-thirds of the development costs and for Venetian to fund the remaining one-third of the costs. As of December 31, 2002, SSP had invested $700 in SSP Gaming, with those funds being invested in VI. In the year ended December 31, 2002, SSP Gaming recorded $248 as loss from equity investee, which represents its pro rata portion of the VI net loss. This amount is included in non-operating expenses in the consolidated statement of operations for the year ended December 31, 2002, and as a reduction of the equity investment in affiliate.

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

         SSP Gaming is currently in negotiations with financial sources to provide interim and long-term funding to satisfy the VI investment requirements. If the negotiations are successful, SSP Gaming would become a less than wholly-owned subsidiary,. If the negotiations are not successful, SSP Gaming's percentage interest in the VI may be reduced and amounts invested by SSP in SSP Gaming will be at risk.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) LONG-TERM DEBT

         A summary of long-term debt follows:

                                                                                                     DECEMBER 31,
                                                                                                     ------------
                                                                                               2001                2002
                                                                                             -------              -------
   Secured convertible  promissory notes with an interest rate of 10% per annum,
      interest payable quarterly, due December 31, 2005                                      $   --               $5,796
   Secured convertible  promissory notes with an interest rate of 30% per annum,
      interest payable quarterly, due November 14, 2003                                          --                  500
   Note  payable  related  to   restructuring   of  facilities   leases  due  in
      installments on or before September 19, 2003, without interest                             --                  425
   Promissory note due July 18,  2003 with interest at 6.75% per annum, interest
      payable at maturity                                                                        --                  429
   Promissory note due July 18, 2003 without interest                                            --                   27

   Note payable secured by interest in SSP Gaming, payable in monthly
      installments of $15,000, including interest at 6% per annum...............                 --                  196
   Bay View Funding accounts receivable financing, discount rate of 1.25% of
      the receivables factored, interest payable upon payment of receivable                      --                  259
   Note payable for insurance financing due in eighteen monthly payments
      beginning July 9, 2000 at an annual percentage rate of 8.18%..............                173                   --
   Well Fargo Business Credit accounts receivable financing, discount rate of
      1.25% of the receivables factored, interest payable upon payment of
      receivable................................................................              1,522                   --
   Subordinated convertible note due December 17, 2004 with interest rate at
      8.0% per annum compounded annually, interest payable quarterly............              2,500                   --
                                                                                             -------              -------
                                                                                              4,195                7,632
   Less  unamortized value of warrants related to debt issued...................                 --                4,806
   Long-term debt, net of debt discounts of $0 in 2001 and $4,806 in 2002                     4,195                2,826
   Less current installments....................................................              1,695                2,826
                                                                                             -------              -------
   Long-term debt, net of debt discounts of $0 in 2001 and $4,806 in 2002                    $2,500               $   --
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

         Gross receivables transferred to WFBC and WFBC/BVF amounted to $2,105 and $2,873 in 2001 and 2002, respectively. The Company is obligated to repurchase certain accounts receivable under the program and, therefore, the transaction does not qualify as a sale under the terms of Statement No. 140.

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

                                                                                     TWELVE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                2000        2001        2002
                                                                             ----------  ----------  ----------
     Network deployment products........................................     $  31,668   $  14,474   $   1,153
     Data security products.............................................         5,753       6,671       6,978
     Service............................................................           903       1,014       2,591
     License............................................................           768         561       1,836
     Electric security systems..........................................           264           -           -
                                                                             ----------  ----------  ----------
        Total net product, license and
        service revenues................................................     $  39,356   $  22,720   $  12,558
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

FACILITIES RELATED PARTY LEASING

         During 2001, the Company arranged for the lease of two buildings approximating 63 square feet that were under construction and were subsequently completed. In October 2002, the Company restructured its lease obligations with landlord, Research Venture, LLC, for the two buildings located in the Spectrum area of Irvine, California. This restructuring and settlement provided the basis for revising the estimate of costs relative to resolving the liability incurred under the original leases. In 2001 the Company recorded an estimated liability of $2,171, which was net of then anticipated offsetting sublease income. As a result of the restructuring and settlement, the Company increased stockholders' equity by $1,650 through the issuance of common stock valued for financial reporting purposes at $956 and recorded a reversal of previously accrued restructuring charges of $700 for the year ended December 31, 2002. The settlement required the Company to issue 959,323 shares of common stock, pay $500 in cash over a one-year period, cancel the lease on one building approximating 23 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40 square feet for an initial monthly rental rate of $55, plus common area costs beginning in December 2002. The monthly rental rate on the seven-year lease is scheduled to increase to $73, plus common area costs, at the beginning of the third year. The Company records rent expense on a straight-line basis. At the Company's option, a portion of the rental rate may be paid either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360 subordinated convertible promissory note that the Company issued as prepaid rent. In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest.

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

         As of December 31, 2002, the Company had unconditional purchase obligations of $948 for purchases during 2003, which consisted of the following and are for hardware products purchased for resale, licenses and software used in contract development programs:

     Sun Microsystems                                            $    177
     Rational (3-month periods)                                        31
     Valicore                                                         371
     JNET Technologies                                                200
     Infogard                                                          47
     Hardware for resale                                              122
     --------------------------                                  ---------
     Total Purchase Obligations                                  $    948
     ==========================                                  =========

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

16.1 Letter dated August 6, 2002 from KPMG LLP regarding change in certifying accountant (16)

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

            (3) Incorporated by reference to Amendment No. 2 to our Form S-1 filed with the Commission on May 6, 1999 (registration statement no. 333-72151).

            (4) Incorporated by reference to the initial filing of our Form 10-K for the year ended December 31, 2002 (file no. 000-26227).

            (5) Incorporated by reference to our Form 8-K report for April 16, 2002 (file no. 000-26227).

            (6) Incorporated by reference to our Form S-3 filed with the Commission on June 14, 2002 (registration statement no. 333-90574).

            (7) Incorporated by reference to our Form 8-K report for September 27, 2002 (file no. 000-26227).

            (8) Incorporated by reference to our Form 8-K report for October 23, 2002 (file no. 000-26227).

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

            (14) Incorporated by reference to Amendment No. 1 to our Form 10-Q for the quarter ended June 30, 2002 (file no. 000-26227).

            (15) Incorporated by reference to our Definitive Proxy Statement filed with the Commission July 25, 2001 (file no. 000-26227).

            (16) Incorporated by reference to Amendment No. 1 to our Form 8-K report for July 25, 2002 (file no. 000-26227).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 25, 2003                    SSP Solutions, Inc.


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

               NAME                                     TITLE                               DATE
               ----                                     -----                               ----

/s/       MARVIN J. WINKLER              Co-Chairman of the Board of Directors,         April 25, 2003
------------------------------------     Director and Co-Chief Executive Officer
          Marvin J. Winkler              (Principal Executive Officer)

/s/           KRIS SHAH                  Co-Chairman of the Board of Directors,         April 25, 2003
------------------------------------     Director and Co-Chief Executive Officer
              Kris Shah                  (Principal Executive Officer)

/s/       THOMAS E. SCHIFF               Executive Vice President and Chief             April 25, 2003
------------------------------------     Financial Officer (Principal Financial
          Thomas E. Schiff               Officer and Principal Accounting Officer)

/s/          GREGG AMBER                 Director                                       April 25, 2003
------------------------------------
             Gregg Amber

/s/         RON R. GOLDIE                Director                                       April 25, 2003
------------------------------------
            Ron R. Goldie

/s/      JOEL K. RUBENSTEIN              Director                                       April 25, 2003
------------------------------------
         Joel K. Rubenstein

/s/       GREGORY J. CLARK               Director                                       April 25, 2003
------------------------------------
           Gregory J. Clark


                                 CERTIFICATIONS

         I, Marvin J. Winkler, certify that:

         1. I have reviewed this amendment no. 1 to annual report on Form 10-K of SSP Solutions, Inc.;

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

     Date: April 25, 2003

     /s/ MARVIN J. WINKLER
     ---------------------
     Marvin J. Winkler, Co-Chief Executive Officer
     (principal executive officer)

         I, Kris Shah, certify that:

         1. I have reviewed this amendment no. 1 to annual report on Form 10-K of SSP Solutions, Inc.;

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

         Date: April 25, 2003

         /s/ KRIS SHAH
         -------------
         Kris Shah, Co-Chief Executive Officer
         (principal executive officer)

         I, Thomas E. Schiff, certify that:

         1. I have reviewed this amendment no. 1 to annual report on Form 10-K of SSP Solutions, Inc.;

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

         Date: April 25, 2003

         /s/ THOMAS E. SCHIFF
         --------------------
         Thomas E. Schiff, Chief Financial Officer
         (principal financial officer)

                         EXHIBITS FILED WITH THIS REPORT

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

23.1 Consent of Haskell & White LLP, Independent Certified Public Accountants dated April 25, 2003

23.2 Consent of KPMG LLP, Independent Certified Public Accountants dated April 25, 2003

99.1 Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002