Form 10QSB
period 2003-03-31
SSP SOLUTIONS INC
filed 2003-05-20
CIK 1078717

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended MARCH 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________ to __________

                        Commission file number: 000-26227

                               SSP SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                               33-0757190
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                 17861 CARTWRIGHT ROAD, IRVINE, CALIFORNIA 92614
                    (Address of principal executive offices)

                                 (949) 851-1085
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 25,291,943 on May 16, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No [X]

                                                         PART I
                                                 FINANCIAL INFORMATION

                                                                                                                   Page
                                                                                                                   ----
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of December 31, 2002 and March 31, 2003 (unaudited)...............F-1

         Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2003 (unaudited) ............................................................F-2

         Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and 2003 (unaudited).............................................................F-3

         Notes to Condensed Consolidated Financial Statements (unaudited)...........................................F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................1

Item 3.  Controls and Procedures ...................................................................................23

                                                        PART II
                                                   OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................................................23

Item 2.  Changes in Securities and Use of Proceeds .................................................................24

Item 3.  Defaults Upon Senior Securities ...........................................................................25

Item 4.  Submission of Matters to a Vote of Security Holders .......................................................25

Item 5.  Other Information .........................................................................................25

Item 6.  Exhibits and Reports on Form 8-K...........................................................................26

Signatures..........................................................................................................27

Certifications......................................................................................................28

Exhibits Filed with this Report.....................................................................................31

                                                           i

                                                           PART I
                                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            SSP SOLUTIONS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            December 31,      March 31, 2003
                                                                                                2002           (Unaudited)
                                                                                            -------------     --------------
                              ASSETS (note 5)
Current assets:
Cash and cash equivalents .............................................................     $        553      $        289
Investment in trading securities ......................................................               76                60
Accounts receivable (net of allowance for doubtful accounts of
  $187 as of December 31, 2002 and March 31, 2003) ....................................            1,584             2,119
Inventories ...........................................................................              238               285
Prepaid expenses ......................................................................              315               151
Other current assets ..................................................................              173               165
                                                                                            -------------     -------------

            Total current assets ......................................................            2,939             3,069
Property and equipment, net ...........................................................               90                73
Other assets ..........................................................................              600               550
Equity investment in affiliate ........................................................              452               283
Goodwill ..............................................................................           25,930            25,930
                                                                                            -------------     -------------

                                                                                            $     30,011      $     29,905
                                                                                            =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt (note 5) ........................................     $     2,826      $      3,935
Accounts payable ......................................................................            4,413             4,405
Accrued liabilities ...................................................................            1,300             1,514
Deferred revenue ......................................................................              349               116
                                                                                            -------------     -------------

   Total current liabilities ..........................................................            8,888             9,970

Commitments and contingencies (notes 1,4,5,6,and 7)
Subsequent events (note 10)

Shareholders' equity:
Preferred stock, $0.01 par value; Authorized 5,000,000 shares; no
shares issued or outstanding ..........................................................               --                --
Common stock, $0.01 par value; Authorized 100,000,000 shares; issued or issuable
24,821,235 and 25,067,576 shares at December 31, 2002 and
 March 31,2003, respectively ..........................................................              248               251
Additional paid-in capital ............................................................          129,298           129,569
Note receivable from shareholder ......................................................               --                --
Deferred compensation .................................................................             (324)             (167)
Accumulated deficit ...................................................................         (108,099)         (109,718)
                                                                                            -------------     -------------
      Total shareholders' equity ......................................................           21,123            19,935
                                                                                            -------------     -------------

                                                                                            $     30,011      $     29,905
                                                                                            =============     =============

                                See accompanying notes to condensed consolidated financial statements

                                                            F-1

                                SSP SOLUTIONS, INC. AND SUBSIDIARIES
                                 CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                             (UNAUDITED)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           2002             2003
                                                                       ------------     ------------
Revenues:
   Product .......................................................     $     1,071      $     1,030
   Service .......................................................             537            1,061
   License .......................................................             119            1,209
                                                                       ------------     ------------
      Total revenues .............................................           1,727            3,300
                                                                       ------------     ------------

Cost of Sales:
   Product .......................................................             503              297
   Service .......................................................             229              336
   License .......................................................              53              429
                                                                       ------------     ------------
      Total cost of sales ........................................             785            1,062
                                                                       ------------     ------------

Gross margin .....................................................             942            2,238

Operating Expenses:
   Selling, general and administrative ...........................           2,065            1,547
   Research and development ......................................           1,639            1,142
   Research and development - Wave Systems Corp. .................             833               --
   Amortization of goodwill and other intangibles .................             23               --
                                                                       ------------     ------------
       Total operating expenses ..................................           4,560            2,689
                                                                       ------------     ------------

Operating (loss) .................................................          (3,618)            (451)
                                                                       ------------     ------------

Non-operating Expenses (Income):
   Unrealized loss on trading securities .........................               1               15
   Interest expense, net .........................................             125              277
   Non-cash interest and financing expense .......................              --              500
   Loss from equity investee .....................................              --              269
   Other (income) expense, net ...................................              14               --
                                                                       ------------     ------------
      Total non-operating expenses (income) ......................             140            1,061
                                                                       ------------     ------------

   Operating loss before income taxes ............................          (3,758)          (1,512)
Provision for income taxes .......................................               3               --
                                                                       ------------     ------------
Loss from continuing operation ...................................          (3,761)          (1,512)

Loss from discontinued operations ................................            (266)              (9)
Loss on disposal of discontinued operations (less no applicable taxes)          --              (97)

Net Loss .........................................................     $    (4,027)     $    (1,618)
                                                                       ============     ============
Loss per share of common stock, basic and diluted ................     $      (.19)     $      (.06)
                                                                       ============     ============
Loss per share from discontinued operations, basic and diluted ...            (.01)              --
                                                                       ============     ============
Loss per share from continuing operations, basic and diluted .....            (.18)            (.06)
                                                                       ============     ============
Shares used in per share computations--basic and diluted .........          20,651           25,056
                                                                       ============     ============

                     See accompanying notes to condensed consolidated financial statements

                                                F-2

                                     SSP SOLUTIONS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    2002             2003
                                                                                ------------     ------------
Cash flows from operating activities:
   Net loss ...............................................................     $    (4,027)     $    (1,618)

Adjustments to reconcile net loss to net cash used in operating activities:
         Operating activities:
         Non-cash interest ................................................              --              500
         Loss from equity investee ........................................              --              269
         Common stock issued for rent expense .............................              --               27
         Common stock issued for interest expense .........................              --              146
         Provision for losses on receivables ..............................              12               --
         Depreciation and amortization ....................................             108               20
         Deferred compensation ............................................             104               35
         Unrealized loss on trading securities ............................               1               15
Changes in assets and liabilities:
         Accounts receivable ..............................................           2,907             (535)
         Inventories ......................................................              66              (47)
         Prepaid expenses .................................................             201              164
         Other current assets .............................................             (55)               8
         Other assets .....................................................              17               --
         Accounts payable .................................................          (1,715)              (7)
         Accrued liabilities ..............................................             410              214
         Deferred revenue .................................................             (52)            (233)
                                                                                ------------     ------------
         Net cash (used in) continuing operating activities ...............          (2,023)          (1,042)
                  Net cash provided by discontinued operations ............             238               --
                  Net cash (used in) operating activities .................          (1,785)          (1,042)
                                                                                ------------     ------------
Cash flows used in investing activities:
         Investment in equity investee ....................................              --             (100)
         Purchases of property and equipment ..............................              (2)              (3)
         Proceeds from sale of trading securities .........................             917               --
                                                                                ------------     ------------
                  Net cash provided by (used in) investing activities .....             915             (103)
                                                                                ------------     ------------
Cash flows from financing activities:

         Principal repayment ..............................................              --              (42)
         Stock options exercised ..........................................              60               --
         Borrowings on revolving note payable .............................           1,103              880
         Repayment or insurance financing .................................            (173)              --
         Principal payments (increases) on revolving line of credit .......          (2,262)              43
         Principal payments on note payable to related party ..............            (392)              --
                                                                                ------------     ------------
                  Net cash (used in) provided by in financing activities ..          (1,664)             881
                                                                                ------------     ------------
         Net (decrease) in cash ...........................................          (2,534)            (264)
Cash and cash equivalents and beginning of period .........................           3,257              553
                                                                                ------------     ------------
Cash and cash equivalents at end of period ................................     $       723      $       289
                                                                                ============     ============

Supplemental disclosures of cash flow information
         Cash paid during the period for:
                  Interest ................................................     $        92      $        25
                  Income taxes ............................................               3      $        --

                     See accompanying notes to condensed consolidated financial statements

                                                     F-3

                                   SSP SOLUTIONS, INC. AND SUBSIDIARIES
                              CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (IN THOUSANDS)
                                                (UNAUDITED)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                     2002          2003
                                                                                   ---------    ---------
Supplemental disclosure of non-cash financing activities information:
         Deferred Compensation ...............................................     $    303     $     35
         Payment of rent in common stock .....................................           --           27
         Warrants issued to note holders .....................................           --          222
         Payment of interest in common stock .................................           --          146

                       See accompanying notes to condensed consolidated financial statements.

                                                   F-4

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) GENERAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of the management of SSP Solutions, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003; the results of operations for the three months ended March 31, 2002 and 2003; and the statements of cash flows for the three months ended March 31, 2002 and 2003. Interim results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002, included in the Company's Form 10-K/A, filed in April 2003.

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

DETAILS OF THE DISPOSAL

         Through December 31, 2002, the Company had operated in two business segments: information security solutions and network solutions businesses. During the three month period ended March 31, 2003 the Company discontinued its network solution segment, which was conducted through Pulsar, as the Company determined that this segment would not return to operating profits in a reasonable time period. The total estimated cost to exit the segment at March 31, 2003 is $106 of which $9 has been incurred by March 31, 2003 and the estimated remaining exit cost of $97 was accrued at March 31, 2003. The network solution segment assets did not require an impairment write down as there was no remaining book value of assets in existence at the date the decision to exit the business was made. As a result, there is no gain or loss on the discontinued operation relating to the network solution facility segment. In addition, as a result of the discontinuance of the network solution segment, the Company now only operates in one reporting segment.

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

         Service and license revenues from the Company's high assurance token fixed-price contract were recognized in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company recognized this revenue on a percentage of completion method, based on total cost incurred to total estimated cost (cost-to-cost percentage of completion).

         The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement No.150, entitled "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." Statement No. 150 established the accounting guidance related to how an "issuer" classifies/measures certain financial instruments where those instruments have characteristics of both liabilities and equity. The guidance in Statement No.150 requires reclassification of certain financial instruments from the equity section of the balance sheet to the liability section of the balance sheet. Specifically Statement No.150 requires three classes of freestanding financial instruments to be classified as liabilities: mandatorily - redeemable financial instruments, obligations to repurchase equity shares by transferring assets, and certain obligations to insure a variable number of shares. Statement No. 150 is effective for financial instruments entered into after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for SSP) and is to be implemented by reporting a cumulative effect of a change in accounting principles for financial instruments created before the May 15, 2003 issuance of Statement No.150. The Company expects no material changes to its financial statements upon adoption of Statement No.150.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had deficit working capital of $6,901, and the Company had incurred a loss from operations for the three months then ended. The Company expects to continue to incur substantial additional losses in 2003. Given the March 31, 2003 cash balance and the projected operating cash requirements, the Company anticipates that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2003. The Company will require additional funding. The Company's cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under its accounts receivable financing, new debt and/or equity financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available through additional financings of debt and/or equity, the Company will not have adequate resources to fund its operations. During 2002, the Company incurred defaults, other than for the payment of principal and interest, under both the Company's accounts receivable financing and the Company's long-term convertible notes. The Company was not able to obtain waivers for defaults on the long-term convertible notes and has therefore classified such notes as short-term on the balance sheet as of December 31, 2002 and March 31, 2003. The Company does not expect future fixed obligations to be paid from operations and the Company intends to satisfy fixed obligations from additional financings, use of the accounts receivable financing, extending vendor payments and issuing stock as payment on obligations.

         The Company's current financial condition is the result of several factors, including the fact that operating results were below expectations.

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

         o Receivables financing - Effective in October 2002, the Company executed a new factoring agreement with Bay View Funding ("BVF") for the financing of the Company's accounts receivable. The Company also terminated its remaining agreement with Wells Fargo Business Credit ("WFBC"). The Company plans to continue to generate cash by financing receivables in conjunction with its BVF agreement.

         o Sale of investments - The Company will sell its remaining investments to generate cash. The market value of trading securities was approximately $60 at March 31, 2003.

         o Negotiate with vendors - The Company has successfully negotiated extended payment terms with a number of vendors. The Company will continue to negotiate term-out agreements with vendors to extend the payment terms of existing accounts payable.

         o Advance payments - Under current or future contracts the Company may obtain cash deposits toward work to be performed or products to be delivered. In addition, the Company may offer early payment discounts to customers whose receivables are not financed under the BVF agreements.

         o Deferral of cash payments - The Company may defer cash payments through suspension of development projects.

         o Issuance of stock as payment for existing and future obligations - The Company may pay some of its accrued liabilities or accounts payable through the issuance of common stock. During the three months ended March 31, 2003, the Company issued 34,600 shares of its common stock for payments relating to its facility lease.

         o Issuance of stock to pay interest - The Company may issue common stock to pay interest on long-term debt. During the three months ended March 31, 2003, the Company issued 211,700 shares of its common stock in the payment of interest expense.

         o Reductions in work force - The Company has reduced its workforce and decreased the cash compensation paid to the remaining workforce. The Company may be forced to make further reductions in the future if sales plans are not achieved.

         o If the Company does not receive adequate financing, the Company could be forced to merge with another company or cease operations.

         Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to successfully launch its new products, grow revenue, attain operating efficiencies, sustain a profitable level of operations and attract new sources of capital.

         While the Company has a history of selling products in government markets, new products that are just entering production after years of development have no sales history. Additionally, the Company is entering commercial markets with products and is still developing acceptance of Company product offerings. Considerable uncertainty currently exists with respect to the adequacy of current funds to support the Company's activities beyond March 31, 2003. This uncertainty will continue until a positive cash flow from operations is achieved. Additionally, the Company is uncertain as to the availability of financing from other sources to fund any cash deficiencies.

         In order to reduce this uncertainty, the Company continues to evaluate additional financing options and may therefore elect to raise capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued marketing of current product offerings together with development of new technology, products and services. There can be no assurance that the Company can raise additional financing in the future.

         Based upon forecasted sales and expense levels, the Company currently anticipates that existing cash, cash equivalents, investments, term-out arrangements with vendors and the current availability under our BVF factoring agreement will not be sufficient to satisfy Company contemplated cash requirements for the next twelve months. However, the Company's forecast is based upon certain assumptions, which may differ from actual future outcomes. The Company has incurred defaults under its financing agreements in the past. The BVF agreement states among other things that a default occurs if the Company is generally not paying debts as they become due or if the Company is left with unreasonably small capital. The Company has notified BVF of its failure to make certain payments on a timely basis and have requested a waiver of such default. The Company therefore may not be able to draw funds in the future, which would affect the Company's ability to fund its operations. Additionally, without a substantial increase in sales or a reduction in expenses, the Company will continue to incur operating losses.

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

         At March 31, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                2002              2003
                                                                           --------------     ------------
         Net loss, as reported .......................................     $       4,027      $     1,618
         Add: Stock compensation cost reported in accordance
              with APB No. 25 ........................................                --               35
         Deduct: Total stock-based employee compensation expense
              determined under fair value based method for all awards,
              net of related tax effect ..............................               373              379
                                                                           --------------     ------------
         Pro forma net loss ..........................................     $       4,400      $     1,962
                                                                           ==============     ============

         Earnings per share
              Net loss per share as reported -- basic and diluted ....     $        (.19)     $      (.06)
                                                                           ==============     ============
              Pro forma net loss per share -- basic and diluted ......     $        (.21)     $      (.08)
                                                                           ==============     ============

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2002 and 2003: risk-free interest rate of 3.92%; dividend yield of 0.00%; and volatility of 129% for both periods. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company's stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.


         A summary of the status of the Company's warrants as of March 31, 2003 and changes during the three months ending March 31, 2003 is presented below (shares in thousands):

                                      MARCH 31,
                                        2003
                                        ----
..                                            WEIGHTED-
                               NUMBER OF     AVERAGE
                              UNDERLYING     EXERCISE
       WARRANTS                 SHARES        PRICE
       --------                 ------        -----
Outstanding at
   beginning of year            4,081         $2.82
Granted                           505         $1.02
Cancelled                          --         $  --
Exercised                          --         $  --
                               -------
Outstanding at end of           4,586         $2.63
year                           =======

Warrants exercisable            4,586
   at year-end
Weighted-average fair           $0.60
   value of warrants
   granted during the
   year

         The following table summarizes information about warrants outstanding at March 31, 2003 (shares in thousands):

                                    WARRANTS OUTSTANDING                         WARRANTS EXERCISABLE
                                    --------------------                         --------------------
                                      WEIGHTED-AVERAGE
 RANGE OF EXERCISE       NUMBER          REMAINING      WEIGHTED-AVERAGE      NUMBER        WEIGHTED-AVERAGE
      PRICES          OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE
      ------             -------      ----------------   --------------       -------        --------------
$0.60 - $16.39           4,216               2.4            $  1.26            4,216            $ 1.26
$16.40 - $18.15            370               1.2            $ 18.15              370            $18.15
                         ------              ---            --------           ------           -------
                         4,586               2.3            $  2.63            4,586            $ 2.63

OPTIONS

         A summary of the status of the Company's stock option plans as of March 31, 2003 and changes during the three months ending March 31, 2003 is presented below (shares in thousands):

                                      MARCH 31,
                                        2003
                                        ----
..                                            WEIGHTED-
                               NUMBER OF     AVERAGE
                              UNDERLYING     EXERCISE
       OPTIONS                  SHARES        PRICE
       -------                  ------        -----
Outstanding at                  2,039         $2.40
   beginning of year
Granted                           515         $0.60
Cancelled                        (117)        $2.75
Exercised                          --            --
Outstanding at end of           2,437         $2.00
year                           =======

Options exercisable at          1,110         $2.12
   year-end
Weighted-average fair           $0.93
   value of options
   granted during the
   year

         The following table summarizes information about stock options outstanding at March 31, 2003 (shares in thousands):

                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                        -------------------                              -------------------
                              NUMBER         WEIGHTED-AVERAGE                          NUMBER
 RANGE OF EXERCISE        OUTSTANDING AT        REMAINING      WEIGHTED-AVERAGE     EXERCISABLE AT    WEIGHTED-AVERAGE
       PRICES                3/31/03        CONTRACTUAL LIFE    EXERCISE PRICE         3/31/03         EXERCISE PRICE
       ------                -------        ----------------    --------------         -------         --------------
  $0.60 - $1.51               1,418               9.8                $1.02                537              $1.18
  $1.52 - $2.43                 446               7.9                $2.06                353              $2.09
  $2.43 - $3.34                 337               8.1                $3.02                101              $2.95
  $3.35 - $4.26                  71               7.9                $3.67                 40              $3.70
  $4.27 - $6.09                   3               7.9                $4.81                  1              $4.81
  $6.10 - $7.00                 115               9.4                $6.82                 49              $6.80
  $7.01 - $8.83                  29               6.6                $8.75                 18              $8.75
  $8.84 - $9.75                  18               6.7                $9.75                 11              $9.75
                             -------              ---                ------            -------             ------
                              2,437               9.1                $2.00              1,110              $2.13
                             =======                                                   =======

The weighted average remaining contractual life of stock options outstanding at March 31, 2003 was 9.1 years.

BIZ ACQUISITION

         In accordance with Statement No. 142, the Company had up until June 30, 2002 to complete the initial test for impairment as of January 1, 2002, the adoption date of Statement No. 142. In accordance with the transition provisions of Statement No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates. Given consideration of relevant factors, the Company concluded that, as of December 31, 2001, an impairment write-down of $36,299 was required related to the BIZ acquisition. Subsequently, the Company reviewed the assumptions used in the original analysis as of March 31, 2002, June 30, 2002, September 30, 2002 concluded that such analyses continued to be adequate and that no additional write-down was required. In accordance with Statement No. 142, the Company stopped amortizing goodwill in 2002. Accordingly, the Company does not anticipate there to be any amortization expense for the next five years related to intangible assets. The following table provides a reconciliation of the reported net loss adjusted for amortization charges for each respective three month period:

                                                    THREE MONTHS ENDED
                                                          MARCH 31
                                                -------------------------------
                                                    2002              2003
                                                ------------     --------------

         Reported net (loss) ..............     $    (4,027)     $      (1,618)
            Add back goodwill amortization:             (23)                --
                                                ------------     --------------
            Adjusted net loss .............     $    (4,004)     $      (1,618)
                                                ============     ==============
         Basic earnings per share:
          Reported net (loss) .............     $      (.19)     $        (.06)
            Add back goodwill amortization:              --                 --
                                                ------------     --------------
            Adjusted net loss .............     $      (.20)     $        (.06)
                                                ============     ==============

         The Company performed an assessment of the fair value of the goodwill of its information security products and services reporting unit as of December 31, 2002 using a multi-period discounted cash flow method, a variation of the income forecast approach. The process is used to determine the fair value of an asset by estimating its future cash flows and then discounting the cash flows to present day utilizing a discount rate that reflects the time value of money and the risk inherent in the asset. The present value of the cash flows was determined using a discount rate of 30%, which was found to be the weighted average cost of capital for the Company. The results of the analysis indicated that there was no impairment as of the valuation date of December 31, 2002.

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

(2) INVESTMENTS

         The Company has an investment that is classified as trading securities. The securities are comprised of Class A Common Stock of Wave Systems Corp., par value $0.01, received in the BIZ acquisition. As of March 31, 2003, the Company had 57 shares with an aggregate value of $60. For the three months ended March 31, 2002 and 2003, the Company recorded realized loss on trading securities of $1 and $0, respectively.

(3) INVENTORIES

         A summary of inventories follows:

                                         DECEMBER 31,         MARCH 31,
                                             2002               2003
                                         ------------       ------------

         Raw materials ..........        $        23        $        57
         Work-in-process ........                 82                 43
         Finished goods .........                133                185
                                         ------------       ------------
                                         $       238        $       285
                                         ============       ============

(4) EQUITY INVESTMENT IN AFFILIATE

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

         The current VI development budget estimates costs of $4,000 to bring the Venetian Casino to live status, and an additional $2,200 to support startup operations. Since beginning development in July 2002, VI has expensed all operating costs and capitalized third party software development costs incurred under a fixed price contract. As of March 31, 2003 development costs capitalized totaled $955. The VI operating agreement calls for SSP Gaming to fund two-thirds of the development costs and for Venetian to fund the remaining one-third of the costs. As of March 31, 2003, SSP had invested $800 in SSP Gaming, with those funds being invested in VI. In the three months ended March 31, 2003, SSP Gaming recorded $269 as loss from equity investee, which represents its pro rata portion of the VI net loss. This amount is included in non-operating expenses in the condensed consolidated statement of operations for the three months ended March 31, 2003, and as a reduction of the equity investment in affiliate.

         The following represents summarized financial information for the VI:

                                       BALANCE SHEET
                                      MARCH 31, 2003
                                        (UNAUDITED)
                                        -----------

             Current Assets         $    --    Current Liabilities      $    --
             Site Development           955    Members' Equity              955
                                    --------                            --------
                                               Total Members' Equity
             Total Assets           $   955         & Liabilities       $   955
                                    ========                            ========

                                  STATEMENT OF OPERATIONS
                            THREE MONTHS ENDED MARCH 31, 2003
                                       (UNAUDITED)
                                       -----------

                  Selling, general & admin                $404
                                                         ------
                  Net Loss                               ($404)
                                                         ======

         SSP Gaming's ownership interest decreases over time based upon the distribution of cashflow from VI. The operating agreement provides for SSP Gaming to receive two-thirds of the distributable cashflow until SSP Gaming receives the return of the full amount of capital invested in VI. After receiving the return of its invested capital, SSP Gaming is to receive the following portions of distributable cashflow: 50% of the first $2,000, 40% of the next $2,000 and 20% thereafter. Based upon forecasted operations, the ownership and distribution percentage held by SSP Gaming should be reduced to the 20% level within the first two full years of operation. Venetian and SSP Gaming each are to appoint three managers to oversee general management of VI, with an additional Manager appointed by mutual consent of the parties. Members owning at least 75% of the percentage interests of VI must approve defined major decisions. Based upon this forecasted scenario and the fact that Venetian will have voting control upon achieving forecasted operations, the Company deems control to be temporary, and therefore, the Company is accounting for SSP Gaming's interest in VI using the equity method, and is not consolidating VI operating results into the records of SSP Gaming. The operating agreement commits SSP Gaming to fund up to $2,000. As of March 31, 2003, SSP Gaming had funded $800.

         SSP Gaming is currently in negotiations with financial sources to provide interim and long-term funding to satisfy the VI investment requirements. If the negotiations are successful, SSP Gaming would become a less than wholly-owned subsidiary. If the negotiations are not successful, SSP Gaming's percentage interest in the VI may be reduced and amounts invested by SSP in SSP Gaming will be at risk.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains and interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation 46. The Company has, however, identified VI as an entity that may be required to be consolidated beginning in the third quarter of 2003. As of March 31, 2003, relative to VI the Company recorded a net investment in affiliate carried with other assets on its condensed consolidated balance sheet of approximately $283. The Company currently adjusts the carrying value of the investment in affiliate for any losses incurred by the entity through earnings. While this entity may be considered a variable interest entity, the Company has not yet determined if it will need to be consolidated.

(5) LONG-TERM DEBT

         A summary of long-term debt follows:

                                                                                      DECEMBER 31,    MARCH 31,
                                                                                          2002           2003
                                                                                      -----------    -----------
     Secured convertible promissory notes with an interest rate of 10% per annum,
        interest payable quarterly, due December 31, 2005 .......................     $    5,796     $    5,796
     Secured convertible promissory notes with an interest rate of 30% per annum,
        interest payable quarterly, due November 14, 2003 .......................            500            500
     Secured promissory note with an interest rate of 15% per annum, interest
        payable quarterly, due on or before December 31, 2005 ...................             --            500
     Secured promissory notes at various interest rates from 15% to 60% per
        annum, interest payable quarterly, due in July 2003 .....................             --            380
     Note payable related to restructuring of facilities leases due in
        installments on or before September 19, 2003, without interest ..........            425            425
     Promissory note due July 18, 2003 with interest at 6.75% per annum, interest
        payable at maturity .....................................................            429            429
     Promissory note due July 18, 2003 without interest .........................             27             27
     Note payable secured by interest in SSP Gaming, payable in monthly
        installments of $15,000, including interest at 6% per annum .............            196            153
     Bay View Funding accounts receivable financing, discount rate of 1.25% of
        the receivables factored, interest payable upon payment of receivable ...            259            303
                                                                                      -----------    -----------
                                                                                           7,632          8,513
                                                                                      -----------    -----------
     Less unamortized value of warrants related to debt issued ..................          4,806          4,578
                                                                                      -----------    -----------
     Long-term debt, net of debt discounts of $4,806 at December 31, 2002 and
        $4,578 at March 31, 2003 ................................................          2,826          3,935
     Less current installments ..................................................          2,826          3,935
                                                                                      -----------    -----------
     Long-term debt, net of debt discounts of $4,806 at December 31, 2002 and
        $4,578 at March 31, 2003 ................................................     $       --     $       --
                                                                                      ============   ============

         The Company is in default on notes relative to the timely payment of obligations as they come due. The noteholders have not granted waivers of the default. This means the noteholders have the right to declare the Company in default and call all of their debt due and immediately payable. With the potential of the notes being called for payment, the Company classified the related debt as short-term debt in the condensed consolidated balance sheet as of December 31, 2002 and March 31, 2003.

SECURED SUBORDINATED CONVERTIBLE NOTES

         On April 16, 2002, the Company raised $5,000 in cash through the issuance of $4,000 in 10% secured convertible promissory notes ("10% Convertible Notes"), $653 in unsecured non-convertible promissory notes ("Non-convertible Notes", $153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note receivable due to the Company from Kris Shah, less a discount of $153 . In connection with the issuance of the 10% Convertible Notes, the Company incurred approximately $626 of issuance costs, which primarily consisted of amortization of warrant costs, investment banking fees and legal and other professional fees. These notes mature December 31, 2005 and bear interest at a rate of 10% per annum to be paid quarterly in cash, or at the Company's discretion, in common shares based upon the trailing 30-day average prior to the interest due date. The $4,000 in 10% Convertible Notes are convertible, in whole or in part, at the option of the holder into an aggregate of 4,000,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions, and have detachable warrants exercisable for three years to purchase up to an additional 2,400,000 shares at $1.30 per share, subject to adjustment under certain conditions. In conjunction with the closing of the sale of the 10% Convertible Notes, $1,750 of principal and $46 of accrued interest of the Subordinated Notes were exchanged for the 10% Convertible Notes and detachable warrants to purchase 1,077,667 shares at $1.30 per share.

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

         On April 16, 2002, with the exception of Mr. Winkler and Mr. Shah, the holders of the Subordinated Notes converted their Subordinated Notes into 10% Subordinated Notes . In June 2002, Mr. Winkler and Mr. Shah exchanged their Non-convertible Notes and their Subordinated Notes, together with accrued but unpaid interest, for shares of the Company's common stock at an above market per shares price of $1.30.

SECURED PROMISSORY NOTES

         On January 22, 2003, the Company issued to Richard P. Kiphart a $500 promissory note that bears interest at a rate of 15% per year, with a minimum interest charge of $50. Accrued interest is payable quarterly in arrears beginning March 31, 2003. Principal and accrued but unpaid interest are due upon the earlier of December 31, 2005 and the Company's closing of a $5,000 or more in equity or debt financing. Mr. Kiphart has the right to exchange the principal and outstanding interest on the note for securities that the Company issues in such an equity or debt financing. If the Company does not repay the note prior to June 30, 2003, the Company will be required to issue to Mr. Kiphart a three-year warrant to purchase up to 125,000 shares of common stock at an exercise price of $1.30 per share and to register for resale the shares of common stock underlying the warrant. The note is secured by all of the unencumbered assets of SSP and its subsidiaries, including without limitation, intellectual property assets and any and all receivables due to the Company from SSP Gaming.

SECURED PROMISSORY NOTES

         On March 18, 2003 and March 19, 2003, the Company issued to each of Crestview Capital Fund II, L.P. and Richard P. Kiphart $100 promissory notes that are secured by all of the Company's assets, including SSP Gaming and any rights belonging to SSP Gaming. In addition, on March 28, 2003, Marvin Winkler agreed to pledge 350,000 shares of common stock held by JAW Financial, L.P., an entity controlled by Mr. Winkler, as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bear interest in an amount equal to the following percentage of the principal balance: 10%, if the notes are repaid within 30 days; 12%, if the note are repaid within 60 days; 15%, if the notes are repaid within 90 days; and 20%, if the notes are repaid at maturity. Principal and interest under the notes are due upon the sooner of 120 days from the dates of the notes and the Company's raising of at least $3,500 in equity or debt financing. Each note was accompanied by a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $0.60. The Company will be required to issue to each holder warrants to purchase up to an additional 50,000 shares of common stock upon repayment of the notes, depending upon the date of repayment. The exercise price of the warrants and the number of shares underlying the warrants are subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of our common stock and subdivisions or combinations of our common stock. The warrants contain a cashless exercise provision. The shares of common stock underlying the warrants bear registration rights.

         On March 28, 2003, the Company issued to Richard P. Kiphart, Crestview Capital Fund II, L.P., Kris Shah and Marvin Winkler promissory notes in the aggregate principal amount of $440, of which $180 was funded prior to March 31, 2003. The notes are secured by all of the Company's assets and the assets of SSP Gaming. In addition, Mr. Winkler agreed to pledge 350,000 shares of common stock held of record by JAW Financial, L.P. as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bear interest at the rate of 18% per year, with interest payable in cash monthly in arrears. The Company is required to use the proceeds of the notes only for payment of operating expenses. Principal and accrued but unpaid interest under the notes are due upon the sooner of July 26, 2003 and the Company's raising of $3,500 in equity or debt financing. The notes were accompanied by five-year warrants to purchase up to an aggregate of 230,000 shares of common stock. The exercise price of the warrants has not yet been fixed. The exercise price will be equal to the greater of $0.70 per share or the conversion price of securities the Company may issue in a proposed financing, not to exceed $1.30 per share. The exercise price of the warrants and the number of shares underlying the warrants will be subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of the Company's common stock and subdivisions or combinations of the Company's common stock. The warrants contain a cashless exercise provision.

NOTE PAYABLE FOR RESTRUCTURING FACILITY LEASE

         In restructuring existing facility lease agreements, the Company agreed to pay $500 in installments without interest. The first payment of $75 was made as scheduled in December 2002, with additional payments scheduled of $100 due in March 2003, $150 due in June 2003 and a final payment of $175 due in September 2003. The Company has not made the $100 payment that was due in March 2003. (Note 10).

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

SECURED CONVERTIBLE NOTE

         In November 2002, the Company issued three one-year notes totaling $500, bearing interest at 30% per annum ("Secured Convertible Notes"), which have detachable warrants exercisable for five years to purchase up to an additional 500,000 shares (depending upon the date of repayment) at $1.30 per share subject to adjustment under certain conditions. SSP Gaming used the proceeds for investment into the joint venture with Venetian. After they have been outstanding for more than six months, the Secured Convertible Notes may be converted into the Company's common stock at a conversion price of $1.30 per share. The Secured Convertible Notes are due upon a Company financing of $3,500 or more, and are secured behind the Secured Subordinated Convertible Notes described above.

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

         In March 2003, the Company executed documents to settle the action brought against the Company by Integral Systems, Inc. As part of the settlement, the Company entered into a Forbearance Agreement dated March 12, 2003 with Integral Systems that would allow Integral Systems to enter a judgment against the Company should the Company default in the $20 per month payments due under the agreement. The Company also issued to Integral Systems a warrant exercisable for three years to purchase 150,000 at an exercise price of $1.30 per common share. Additionally, if the Company does not payoff the agreed to obligation, at a discount, by June 30, 2003, we agreed to place 400,000 of our common stock in a third party escrow as additional security for our performance under the Forbearance Agreement.

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

         Gross receivables transferred to WFBC and WFBC/BVF amounted to $2,105 and $2,873 in 2001 and 2002, respectively. The Company is obligated to repurchase certain accounts receivable under the program and, therefore, the transaction does not qualify as a sale.

         Factored receivables included in the accounts receivable balance as of December 31, 2002 and March 31, 2003 were $314 and $371, respectively

(6) RELATED PARTY TRANSACTIONS

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

(7) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 2002 and March 31, 2003, accounts receivable included $133 and $895, respectively, due from the U.S. government and related agencies. Sales to the U.S. government and related agencies accounted for 19% and 50% of total revenues for the three months ended March 31, 2002 and 2003, respectively.

         The Company had sales that represented 25%, 12%, and 10% of the total revenues for the three months ended March 31, 2002. The Company had sales that represented 41%, 11%, and 10% of total revenues for the three months ended March 31, 2003. No other customers accounted for more than 10% of total Revenues during the three months ended March 31, 2002 and March 31, 2003. Trade accounts receivable totaled $165 and $1,148 from these major customers as of December 31, 2002 and March 31, 2003, respectively.

         Some key components used in the manufacture of the Company's products can only be obtained from single sources.

(8) LOSS PER SHARE

         The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants. The following table sets forth potential common shares that were excluded from the diluted net loss per share calculation for the three months ended March 31, 2002 and 2003 because they are anti-dilutive for the periods indicated (shares in thousands):

                                                                  2002     2003
                                                                  ----     ----
             Warrants...........................................   394    4,586
             Stock options...................................... 1,535    2,437
                                                                -------  -------

                                                                 1,929    7,023
                                                                =======  =======

(9) CONTINGENT LIABILITIES

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

         On August 27, 2001, EDS and the Company executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers ("Pulsar Agreement"). Under the Pulsar Agreement, as of December 31, 2002, $1,049 remained outstanding and unpaid to EDS for purchases of hardware and software and is recorded in accounts payable in the consolidated balance sheet. The Company stopped doing business with EDS and as a result, we are subject to a monthly charge of $44. This amount will be charged against operations as incurred.

         The Company and EDS executed a Master Services Agreement ("MSA") dated as of November 14, 2001, whereby beginning December 1, 2001 and ending December 31, 2006, the Company and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a Trust Assurance Network ("TAN"). The MSA task order ("Task Order") requires that the Company to pay a monthly fee of $44 for account, test and lab management services beginning January 1, 2002. The obligations for these services could have terminated beginning January 1, 2003 by giving ninety (90) days prior written notice and payment of $400, or beginning January 1, 2004 by giving ninety (90) days prior written notice and payment of $200. Further, the Task Order provides for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45 payable October 1, 2002. Once installation of the production environment TAN is complete, EDS agrees to host the TAN in exchange for a monthly service fee of $59 for thirty-six (36) months and $60 per month for the remaining months of the MSA. The Company could have but did not delay implementation of the TAN by paying a fee of $200 prior to January 31, 2003. The Company may terminate the Task Order without cause by paying $400 after January 1, 2004 and providing ninety (90) days prior written notice. In the event the Company is unable to obtain intellectual property rights or licensing consents that may be required, if any, prior to January 1, 2003, and the parties determine there are no software alternatives, then after giving ninety (90) days prior written notice the Company may terminate the Task Order by paying $450. As of March 31, 2003, $353 remained outstanding and unpaid to EDS relative to the Task Order. The Company has not made any payments since December 31, 2002 relative to the balance outstanding as of that date.

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

         On January 16, 1998, G2 Resources Inc. ("G2") filed a complaint against Pulsar Data Systems, Inc. ("Pulsar") in the Fifteenth Judicial Circuit in Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provided that Pulsar pay G2 $500 in 30 monthly installments of $16 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10,300. Pulsar asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claimed that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar asserted defenses to Classical's claim. On April 20, 2001, a court hearing was held and G2's complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. On May 22, 2001, G2 filed a new complaint against Pulsar. In August 2002 the case was moved from Division AF to Division AH of the Fifteenth Judicial Circuit in Palm Beach County Court, Civil Division. The Company believes that the claims made by G2 and Classical against Pulsar are without merit and intends to vigorously defend against these claims.

         In May 2002, Contemporary Services Corporation filed an action against the Company alleging breach of contract, fraud, negligent misrepresentation and violation of California Corporations Code section 25400. The action relates to a term sheet agreement that the Company entered into with the plaintiff in October 2001 in connection with a potential strategic relationship between the plaintiff and the Company. The Company filed an answer and cross-complaint. While the Company continued to believe we would prevail at trial, in February 2003, we reached an agreement to settle the case for less than $50,000, which will be jointly paid by the Company's insurance carrier and the Company. The Company's estimated portion of the settlement has been accrued in the results of the year ended December 31, 2002.

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

         In restructuring existing facility lease agreements, the Company agreed to pay $500 in installments without interest. The first payment of $75 was made as scheduled in December 2002, with additional payments scheduled of $100 due in March 2003, $150 due in June 2003 and a final payment of $175 due in September 2003. The Company has not made the full $100 payment that was due in March 2003, which means the Company is currently in default under the settlement facilities settlement agreement and the landlord could enter a stipulated judgment. Also, if we are delisted from The Nasdaq National Market, Research Venture, LLC would be entitled to entry of a stipulated judgment against the Company in the maximum aggregate amount of $3,100, less consideration the Company pays prior to any entry of the judgment.

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

         As of March 31, 2003, accounts payable totaled $4,405. Of that amount, $2,987 is aged at least 90 days. Unless payment is made or satisfactory payment plans agreed to, it is likely that the vendors will eventually initiate legal actions to collect the amounts owed to them. Currently, the Company has the intent to satisfy its vendor obligations through a combination of payment negotiations, which include extending the terms over time, partial payments of the obligations due as payment in full and converting obligations to long term notes payable.

         In late 2002 and early 2003, the Company received letters from the staff of the Securities and Exchange Commission ("SEC Staff") making certain comments and inquiries regarding the Company's Form 10-K for the year ended December 31, 2001 and Form 10-Q's for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002. The Company submitted responses to all of the comments of the SEC Staff. The SEC Staff have orally indicated that all of their questions have been answered and that pending review of the Company's Form 10-K for the year ended December 31, 2002, their comments have been fully addressed. While the final effect of this inquiry cannot be determined until the SEC Staff has reviewed the Company's Form 10-K/A for the year ended December 31, 2002, the Company currently does not anticipate any material adjustments to the consolidated financial statements reported for the periods involved.

(10) SUBSEQUENT EVENTS

         On April 1, 2003, the Company issued to Richard P. Kiphart a $240,000 promissory note that bears interest at a rate of 18% per annum. Principal and accrued but unpaid interest are due upon the earliest of July 31, 2003 or the Company obtaining $3.5 million in equity or debt financing. The note also contains a provision to issue a warrant to purchase 120,000 shares of common stock at an exercise price equal to the greater of $.70 or the conversion price of a proposed financing, not to exceed $1.30 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to financial statements included elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the forward-looking statements be subject to the safe harbors created by those sections.

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

OVERVIEW

         We provide professional Internet data security services and develop and market software and microprocessor-based products needed to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings use PKI, which is the standard technology for securing Internet-based commerce and communications. In addition, Pulsar, one of our wholly-owned subsidiaries, is a computer and networking product reseller that focused on resales to government agencies, large corporate accounts and state and local governments. We acquired Pulsar in June 1999 in exchange for 2,169,938 shares of our common stock. Due to the intensive capital requirements and low margin returns, subsequent to December 31, 2002, we decided to exit the Pulsar line of business and as a result, we are not accepting new orders and we are currently in the final stages of completing a wind down of the Pulsar operations.

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

         To meet our existing obligations, we will need to continue improving our sales and continue controlling our operating expenses. We will also require time to realize the financial benefits of improved operating results together with the continued cooperation of our creditors. We are in discussions with several financing sources regarding additional capital and have executed a term sheet for a minimum financing of $10 million that would have a dilutive effect. However, the investors may fail to provide the financing or may wish to change the terms called for in the term sheet. There is no assurance that the investors will close the transaction, or if the transaction does close, that it will be on the terms outlined in the executed term sheet. If this proposed transaction does not close, we will seek other sources of funding, explore the sale of product lines or intellectual property rights, or evaluate merger partners. We may be forced to sell company assets or merge at a price below what we might otherwise realize. We are at a critical juncture for the continued survival of our company.

CRITICAL ACCOUNTING POLICIES

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.

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

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies, among others, affect significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion of the application of these and other accounting policies, see the notes to our condensed consolidated financial statements included in this report.

         o REVENUE RECOGNITION. We recognize revenue from product sales, including hardware (with embedded software) and software, upon shipment unless contract terms call for a later date. Revenue from network deployment products is recognized upon transfer of title, generally upon delivery. Revenue from the Company's high assurance token contract is recognized under the cost-to-cost method of percentage of completion. We record an allowance to cover estimated warranty costs in cost of sales. Customers do not have the right of return except for product defects, and product sales are not contingent upon customer testing, approval and/or acceptance. The costs of providing post contract customer support are not significant. Revenue under service and development contracts is recorded as services are rendered. Revenue from time and material, network deployment service contracts is recognized on the basis of man-hours incurred plus other reimbursable contract costs incurred during the period.

         o ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for services. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

         o VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. We assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at least annually. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The net carrying value of goodwill and other intangible assets not recoverable is reduced to fair value. In accordance with Statement of Financial Accounting Standards Nos.
              141 and 142, goodwill and other intangible assets will be reviewed for impairment at least annually.

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

         We are required to perform tests for impairment at least annually. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount no such events have occurred as of March 31. 2003. We cannot predict whether or when there will be additional impairment charges, or the amount of any such charges. If the charges are significant, they could cause the market price of our common stock to decline.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2003

         The following table sets forth the percentage of total revenues represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

                          Percentage of Total Revenues

                                                    Three Months Ended March 31,
                                                        2002            2003
                                                    ----------------------------
Revenues:
   Product                                              62.0%           31.2%
   Service                                              31.1            32.2
   License                                               6.9            36.6
                                                      -------         -------
Total revenues                                         100.0           100.0
                                                      -------         -------

Cost of sales:
   Product                                              29.1             9.0
   Service                                              13.3            10.2
   License                                               3.1            13.0

Total cost of sales                                     45.4            32.2
                                                      -------         -------

Gross Margin                                            54.6            67.8
                                                      -------         -------
Operating expenses:
   Selling, general and administrative                 119.6            46.9
   Research and development                             94.9            34.6
   Research and development - Wave Systems Corp         48.3              --
   Amortization of intangibles                           1.3              --
Total operating expenses                               264.0            81.5
                                                      -------         -------

Operating income (loss)                               (209.5)          (13.7)
                                                      -------         -------
Non-operating expenses:
   Unrealized loss (gain) on trading securities           --             0.5
   Interest expense, net                                 7.2             8.4
   Non-cash interest and financing expense                --            15.1
   Equity loss from investee                              --             8.2
   Other expense, net                                    0.8              --
                                                      -------         -------
Total non-operating expenses                             8.1            32.2
                                                      -------         -------

Loss before income taxes                              (217.6)          (45.8)
                                                      -------         -------

Provision for income taxes                               0.2              --
Loss from continuing operations                       (217.8)          (45.8)
Loss from discontinued operations                       15.4             0.3
Loss on disposal of discontinued operations               --             2.9
                                                      -------         -------
Net loss                                              (232.5)%         (49.1)%
                                                      ========        ========

         TOTAL REVENUES. Total revenues increased 91% from $1.7 million during the three months ended March 31, 2002 to $3.3 million during the three months ended March 31, 2003. The change was attributable to an increase in service revenues of $524,000 and an increase in license revenues of $1.1 million, which was offset by a decrease in product revenues of $41,000. We expect total revenues to continue to increase during the remainder of 2003.

         During the three months ended March 31, 2002, we derived 25% of our revenues from sales to General Dynamics. During the three months ended March 31, 2003, we derived 41% of our revenues from sales to the National Security Agency ("NSA"). Sales to government agencies accounted for approximately 19% and 50% of our sales during the three months ended March 31, 2002 and 2003, respectively. During 2003, we expect or revenues to be heavily concentrated with a few key customers.

         PRODUCT REVENUES. Product revenues decreased 4% or $41,000 during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease was primarily attributable to our inability to fulfill certain orders due to the lack of sufficient capital required to purchase products from vendors. We expect modest increases in product revenues during the remainder of 2003.

         SERVICE REVENUES. Service revenues increased by $524,000, or 98% from $537,000 during the three months ended March 31, 2002 to $1.1 million during the three months ended March 31, 2003. The increase was primarily attributable to a $517,000 increase in revenues associated with a new contract for the development of a High Assurance Token ("HAT") for the Department of Defense ("DoD") combined with other general service contracts of $147,000 offset by a decrease of $140,000 under the subcontract with General Dynamics. We expect service revenues to continue to increase during 2003 as a result of newly signed and existing service contracts.

         LICENSE REVENUES. License revenues increased by $1.1 million, or 919% from $119,000 during the three months ended March 31, 2002 to $1.2 million during the three months ended March 31, 2003. The increase was primarily attributable to additional sales of $96,000 under our contract with General Dynamics, sales to the DoD under the HAT development project of $721,000 and additional sales to other customers of $274,000. We expect licensing revenues to continue to increase during 2003 based on incremental sales under the Common Access Card ("CAC") program coupled with increased sales of our Profile Manager(TM) ("PM") software.

         PRODUCT GROSS MARGIN. Product gross margin increased as a percentage of net product revenues from 53% during the three months ended March 31, 2002 to 71% during the three months ended March 31, 2003. The increase was primarily attributable to reduced costs of products sold during the quarter. We expect product gross margins to remain at similar levels for the remainder of 2003.

         SERVICE GROSS MARGIN. Service gross margin increased as a percentage of net service revenues from 57% during the three months ended March 31, 2002 to 68% during the three months ended March 31, 2003. The margin percentage increase was primarily attributable to increases in labor rates charged to customers. We expect service gross margin percentages to decrease somewhat in 2003 due to the addition of a lower margin government contract to add a Java operating system to our USA Card (TM), also referred to as the High Assurance Token development
(HAT) project. We also expect that certain compensation costs formerly considered research and development expense prior to 2003 would be included as cost of sales in 2003 due to the aforementioned development contract.

         LICENSE GROSS MARGIN. License gross margin increased as a percentage of net license revenues from 55% during the three months ended March 31, 2002 to 65% during the three months ended March 31, 2003. The margin percentage increase was primarily attributable to increases in software sales that have lower cost of sales. We expect the annual license gross margin percentages during 2003 to remain at 2002 levels based on our projected sales mix for 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses decreased by $518,000, or 25% from $2.1 million during the three months ended March 31, 2002 to $1.5 million during the three months ended March 31, 2003. The decrease was primarily attributable to reductions in force, a reduction in compensation levels, reductions in professional fees and a reduction in general insurance expense during the three months ended March 31, 2003. As a percentage of total revenues, S,G&A expenses decreased from 120% during the three months ended March 31, 2002 to 47% during the three months ended March 31, 2003. The percentage decrease was the result of our success in increasing total revenues by $1.6 million despite reducing S,G&A expenses by $518,000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses decreased$496,000, or 25% from $1.6 million during the three months ended March 31, 2002 to $1.1 million during the three months ended March 31, 2003. The decrease was primarily attributable to reductions in force and compensation levels during the three months ended March 31, 2003. As a percentage of total revenues, R&D expenses decreased from 95% during the three months ended March 31, 2002 to 35% during the three months ended March 31, 2003.

          WAVE SYSTEMS CORP. - RESEARCH AND DEVELOPMENT EXPENSES. Effective August 31, 2002, we terminated a development contract with Wave Systems Corp. By canceling the development contract, we no longer incur the monthly development charge of $277,778. This caused a reduction of $833,334 in expenses during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles ceased with the adoption of Statement No. 142 "Goodwill and other intangibles".

         UNREALIZED LOSS ON TRADING SECURITIES. There was an unrealized loss on trading securities during the three months ended March 31, 2003 of $15,000, which pertained to our holding in Wave Systems Corp. We expect to sell the remaining shares of Wave during the remainder of 2003.

         INTEREST EXPENSE, NET. Interest expense, net increased from $125,000 during the three months ended March 31, 2002 to $277,000 during the three months ended March 31, 2003. The increase was primarily attributable to the increase in accrued interest from notes payable and interest expense related to settlement with certain vendors. The increase in interest expense is expected to continue to increase until the level of debt is reduced.

         LOSS FROM DISCONTINUED OPERATIONS AND LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS. Loss from Discontinued operations decreased from $265,000 for the three months ended March 31, 2002 to $106,000 for the three months ended March 31, 2003. During the first quarter of 2003, management decided to discontinue the Pulsar operations and to focus solely on the core business of information security products and services. We expect minimal to no further losses from discontinued operations for the remainder of 2003.

         NON-CASH INTEREST AND FINANCING EXPENSE. Non-cash interest and financing expense was $500,000 during the three months ended March 31, 2003 and related to the convertible secured promissory notes issued on April 16, 2002, and amortization of other debt issue costs. There was no non-cash interest and financing expense during the three months ended March 31, 2002. Based on the current outstanding notes, we expect non-cash interest and financing expense to remain at or above the first quarter levels for the remainder of 2003.

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

         Of the aggregate $5.8 million convertible secured promissory notes issued, we allocated approximately $2.6 million to the value of the warrants and the remaining $3.2 million to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro-rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $391,000 for the quarter ended March 31, 2003.

         In connection with issuances of the April 16 convertible secured promissory notes and warrants, we incurred approximately $741,000 of debt issuance costs comprised of legal and professional fees, in addition to $183,000 in value calculated for the 110,000 warrants issued to the placement agent in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $43,000 for the quarter ended March 31, 2003.

         OTHER EXPENSE, NET. Other expense, net, was $14,000 during the three months ended March 31, 2002. There was no other expense, net during the three months ended March 31, 2003.

         INCOME TAXES. Tax expense for the three months ended March 31, 2002 was $3,000. There was no tax expense for the three months ended March 31, 2003. The tax expense for the three month period ended March 31, 2002, related to minimum franchise taxes for the State of California.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had a working capital deficit of $6.9 million. We incurred a net loss of $1.6 million for the three months then ended. We expect to continue to incur additional losses in the current year. Given our March 31, 2003 cash balance of $289,000 and the projected operating cash requirements, we anticipate that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2003. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses, liquidity available under our accounts receivable financing, as well as additional debt or equity financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under the accounts receivable financing or through additional financings of debt and/or equity, we will not have adequate resources to fund our operations. We will continue to seek other sources of funding, explore the sale of product lines or intellectual property rights, or evaluate merger partners.

         In October 2002, we executed a new factoring agreement with Bay View Funding ("BVF"). During the quarter ended March 31, 2003, we incurred defaults for other than payment of principal or interest under both our accounts receivable financing with BVF and the long-term convertible notes. We have requested waivers from the holders of the notes, but the noteholders did not grant such waivers. This means the noteholders have the right to declare us in default and call all of their debt due and immediately payable. With the potential of the notes being called for payment, we re-classified what would have otherwise been long-term debt as short-term debt in the consolidated balance sheets as of March 31, 2003 and December 31, 2002. The BVF agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore requested a waiver of such default.

         Cash used in operations for the three months ended March 31, 2003 was $1.1 million compared to cash used in operations during the three months ended March 31, 2002 of $1.8 million. The decrease in cash used in operations was primarily attributable to a reduction in operating loss for the quarter and a smaller reduction of accounts payable. The decreased uses of cash were partially offset by an increase in accounts receivable. At March 31, 2003 the balance in accounts receivable was $2.1 million and the balance in accounts payable was $4.4 million, of which approximately $3.0 million has aged 90 days or more. As of March 31, 2003, $371,000 in accounts receivable was factored under our arrangement with BVF. As a result, significant reductions in accounts receivable will not be available to provide us with cash to meet our future cash needs and we will need to continue using cash to reduce accounts payable. We expect to continue to use cash in operations due to existing current liabilities that will need to be paid in 2003.

         Cash used in investing activities for the three months ended March 31, 2003 was $103,000 compared to cash provided by investing activities during the three months ended March 31, 2002 of $915,000. The cash used in investing activities during the three months ended March 31, 2003 was primarily attributable to a $100,000 capital contribution to SSP Gaming. Cash provided by investing activities during the three months ended March 31, 2002 was primarily attributable to proceeds from the sale of trading securities of $917,000. The market value of trading securities held at March 31, 2003 is approximately $60,000. We anticipate that these trading securities will all be sold prior to December 31, 2003 and thereafter will no longer be available to provide us with additional cash to meet our future cash needs. We do not expect any significant increases or decreases from cash provided by or used in investing activities in 2003.

         Cash provided by financing activities for the three months ended March 31, 2003 was $881,000 compared to cash used in financing activities during the three months ended March 31, 2002 of $1.7 million. The cash provided by financing activities during the three months ended March 31, 2003 was primarily attributable to additional borrowings of $880,000 required for working capital issued under notes payable. We expect to have increases in cash provided by financing activities in 2003 due to our efforts to obtain additional working capital.

         As of March 31, 2003, the balance of trading securities decreased from $76,000 as of December 31, 2002 to $60,000 due to a decline in the market value of Wave common shares, and recognizing approximately $16,000 in losses from this decline . As of March 31, 2003, accounts receivable totaled $2.1 million as compared to $1.6 million as of December 31, 2002. This increase was mainly attributable to increased revenues for the quarter primarily associated with the High Assurance Token development project for the NSA. Accounts payable remained at the same level of $4.4 million as of March 31, 2003 and December 31, 2002. Accrued liabilities increased from $1.3 million at December 31, 2002, to $1.5 million as of March 31, 2003. This increase in accrued liabilities was mainly attributable to increases in accruals for deferred compensation and interest expense. An accrual was also recorded for the remaining rent payments associated with the former Pulsar operations in the amount of $97,000. We anticipate the trend of lower accounts receivable, accounts payable and accrued liabilities to continue until sales increase and the increased operations require an expanded workforce.

         We have experienced net losses and negative cash flows from operations for the last several years, and as of March 31, 2003, had an accumulated deficit of $109.7 million. We have financed our past operations principally through the issuance of common stock in a public offering and the issuance of convertible debt. The net proceeds from our public offering were approximately $35.3 million. The proceeds from the issuance of convertible debt for the year ended December 31, 2002 were $4.8 million. We raised $880,000 through the issuance of secured convertible promissory notes in January and March 2003. We have also issued notes and common stock to settle or restructure previously executed agreements.

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

         The combination of reduced accounts receivable financing availability and the unwillingness of primary vendors of our network deployment business to sell additional product to us on open account because of significant past due amounts caused a substantial reduction in the sales and related cost of sales during the year ended December 31, 2002, which in turn reduced cash flow. The reduced cash flow impaired our ability to meet vendor commitments as they became due. Due to the intensive capital requirements and low margin returns, during the quarter, we decided to exit the Pulsar line of business and as a result, we are not accepting new orders and we are currently in the final stages of completing a wind down of the Pulsar operations.

         In November 2000, we executed an Alliance Agreement with EDS for the marketing of our products to EDS customers. This alliance calls for a joint working relationship between the two companies, is non-exclusive and has a term of ten years. On August 27, 2001, EDS and we executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers. Under this agreement, as of December 31, 2002, $1.0 million remained outstanding and unpaid to EDS for purchases of hardware and software. EDS and we executed a Master Services Agreement dated as of November 14, 2001 ("MSA") whereby beginning December 1, 2001 and ending December 31, 2006, EDS and we established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a trust assurance network ("TAN"). The MSA task order requires that we pay a monthly fee of $44,000 for account, test and lab management services beginning January 1, 2002. The obligations for these services could have been terminated beginning January 1, 2003 by giving 90 days prior written notice and payment of $400,000, or beginning January 1, 2004 by giving 90 days prior written notice and payment of $200,000. Further, the MSA task order provides for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45,000 payable October 1, 2002. Once installation of the production environment TAN is complete, EDS agrees to host the TAN in exchange for a monthly service fee of $59,000 for 36 months and $60,000 per month for the remaining months of the MSA. We could have but did not delay implementation of the TAN by paying a fee of $200 prior to January 31, 2003. We may terminate the MSA task order without cause by paying $400,000 after January 1, 2004 and providing 90 days prior written notice. In the event the Company is unable to obtain intellectual property rights or licensing consents that may be required, if any, prior to January 1, 2003, and the parties determine there are no software alternatives, then after giving ninety (90) days prior written notice the Company may terminate the Task Order by paying $450,000. We are expensing the $45,000 monthly fee as it is being incurred.

         During 2001, we arranged for the lease of two buildings approximating 63,000 square feet that were under construction and were subsequently completed in the Spectrum area of Irvine, California from an entity that was partially owned by our co-chairman, Mr. Shah. On one building totaling approximately 23,000 square feet, we sublet one-half of the building on terms and conditions matching the underlying lease. The sublease was with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it did not make any monthly rent payments. In October 2002, we restructured our lease obligations with our landlord, Research Venture, LLC, for the two buildings. This restructuring and settlement revised the estimate of anticipated costs relative to the disposition of one of the building leases that was recorded in 2001 in the amount of $2.2 million, which was net of anticipated offsetting sublease income. As a result of the restructuring and settlement, we increased stockholders' equity by $1.7 million through the issuance of common stock valued for financial reporting purposes at $956,000 and recorded a gain of $700,000 for the year ended December 31, 2002. The settlement required us to issue 959,323 shares of common stock, pay $500,000 in cash over a one-year period, cancel the lease on one building approximating 23,000 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40,000 square feet for an initial monthly rental rate of $55,000 plus common area costs beginning in December 2002. The monthly rental rate on the seven-year lease is scheduled to increase to $73,000 plus common area costs, at the beginning of the third year. We record rent expense on a straight-line basis. At our option, a portion of the rental rate may be paid either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360,000 subordinated convertible promissory note that we issued as prepaid rent. In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest. As of March 31, 2003 the Company missed a portion of the payment due in March, 2003 and therefore maybe contingently liable for the full amount of the stipulated judgment.

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

         Our significant fixed commitments with respect to leases and inventory purchases as of March 31, 2003 were as follows:

                                                        PAYMENTS FOR THE YEAR ENDING DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                          TOTAL           2003         2004 & 2005     2006 & 2007     2008 & AFTER
                                          -----           ----         -----------     -----------     ------------
CONTRACTUAL OBLIGATIONS
Convertible Notes Term Debt            $ 8,210,182     $ 1,891,483     $ 6,318,699     $        --     $        --
Operating Leases                         6,698,855       1,090,042       2,483,176       2,281,732         843,905

Unconditional Purchase Obligations         542,029         542,029              --              --              --
-------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations     $15,451,066     $ 3,523,554     $ 8,801,875     $ 2,281,732     $   843,905

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

         o sales of products into the commercial markets are taking longer to develop than originally anticipated;

         o lower than expected margins and reduced revenues from our Pulsar subsidiary ultimately led us to limit sales orders; and

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

         o Financing of Receivables. We plan to generate cash by financing receivables under the new BVF agreement.

         o Sale of Investments. We may sell investments to generate cash. The market value of trading securities was $60,000 at March 31, 2003. Since that date, we have not generated any funds through sale of investment securities.

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

         o Issuance of Stock to Pay Interest. During 2002, we issued 105,861 shares and 127,035 shares as payment of interest due on our April 16, 2002 secured convertible promissory notes for the three month periods ended June 30, 2002 and September 30, 2002, respectively. During the quarter ended March 31, 2003, we issued 211,727 as payment for interest due for the three months ended December 31, 2002. We may issue additional stock in the future to pay interest on long-term debt.

         o Reductions in Work Force. We reduced our work force in 2002 and decreased the cash compensation paid to the remaining workforce. We may be forced to make similar reductions in the future if we do not realize our projected sales plans.

         If we do not receive adequate financing, we could be forced to merge with another company or cease operations.

         While we have a history of selling products in government markets, our new products that are just entering production after years of development have no sales history. Additionally, we are entering commercial markets with our products and are still developing acceptance of our offerings. Considerable uncertainty currently exists with respect to the adequacy of current funds to support our activities beyond March 31, 2003. This uncertainty will continue until a positive cash flow from operations is achieved. Additionally, we are uncertain as to the availability of financing from other sources to fund any cash deficiencies.

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

         Based upon forecasted sales and expense levels, we currently anticipate that existing cash, cash equivalents, investments, term-out arrangements with vendors and the current availability under our BVF factoring agreement will not be sufficient to satisfy our contemplated cash requirements for the next twelve months. However, our forecast is based upon certain assumptions, which may differ from actual future outcomes. We have incurred defaults under our financing agreements in the past. As discussed above, the BVF agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore requested a waiver of such default. We therefore may not be able to draw funds in the future, which would affect our ability to fund our operations. Additionally, without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses.

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

         We may not become profitable or significantly increase our revenue. We incurred net losses of $8.6 million, $53.2 million and $1.6 million for the years 2002 and 2001 and the three months ended March 31, 2003, respectively. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis.

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

         We depend on a limited number of customers for a substantial portion of our revenue. During the three months ended March 31, 2003 and 2002, we derived 25%and 41%, respectively, of our consolidated net revenue for that period from an individual customer. Many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from those customers.

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

         Since we provide security for Internet and other digital communication networks, we may become a target for attacks by computer hackers. The ripple effects throughout the economy of terrorist threats and attacks and military activities may have a prolonged effect on our potential commercial customers, or on their ability to purchase our products and services. Additionally, because we provide security products to the United States government, we may be targeted by cyber terrorist groups for activities threatened against United States-based targets.

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

         Sales to United States government agencies accounted for 19% and 50% of our consolidated revenues for the three months ended March 31, 2002 and 2003, respectively. Our sales to these agencies are subject to risks that include:

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

         G2 Resources, Inc. and Classical Financial Services, LLC have filed complaints against Pulsar Data Systems, Inc., or Pulsar, alleging that Pulsar breached a contract by failing to make payments to G2 Resources, Inc. in connection with services allegedly provided by G2 Resources, Inc. In April 2001, the court dismissed, for lack of prosecution activity for more than twelve months, the original complaint that G2 Resources, Inc. had filed against Pulsar in January 1998. G2 Resources, Inc. re-filed the action in May 2001. In 2002, the court moved this case into the same division handling other matters related to G2 and Classic Financial Services, LLC. The Company intends to vigorously defend against the plaintiffs' claims and has asserted defenses and counterclaims.

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

         In June 2002, Research Venture, LLC filed two lawsuits against us alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. We surrendered possession of both properties and negotiated a restructuring of our obligations under the leases. Under the restructuring arrangement, we agreed to make cash payments to Research Venture aggregating $500,000, and we issued 959,323 shares of common stock and a subordinated convertible promissory note in the principal amount of $360,000 that represents prepaid rent on a property we are leasing from Research Venture and is convertible into an aggregate of up to 276,923 shares of common stock. Research Venture will be entitled to entry of the stipulated judgment in the maximum aggregate amount of $3.1 million, less consideration we pay prior to any entry of the judgment, if we do not comply with the terms of the restructuring arrangement through December 2004. As of May 16, 2003 we have not paid $50,000 of the $100,000 installment due in March 2003. Research Venture, LLC therefore has the right, but to date has not elected to file the stipulated judgment.

         In July 2002, Synnex Technology filed a lawsuit against us in the Superior Court of Orange County, Case No. 02CC12380, alleging that we failed to pay $120,986 for products purchased by us for resale. Synnex and we agreed to settle the matter by payment of ten equal installments of $12,099, pursuant to a stipulation for entry of judgment that is to be held by counsel for Synnex and not filed with the court absent breach by us. The last payment is due on or before June 9, 2003, at which time the action will be dismissed.

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

         During 2002, several vendors filed or threatened to file suits against us related to outstanding account balances that are included within our accounts payable. We reached oral agreement with several vendors, including one vendor who had filed suit against us. We are making payments on the amount owed to the vendor who filed suit against us and executed an agreement to extend the terms of the existing accounts payable balance. The vendor has indicated that it will execute and return the agreement to us, and did so in April, 2003. If the collection suit goes to judgment, there would be an adverse impact on our financial condition and liquidity.

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

     BIZ ACQUISITION-RELATED ACCOUNTING CHARGES MAY CONTINUE TO DELAY OR REDUCE OUR PROFITABILITY AND CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

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

         We are required to perform tests for impairment at least annually. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount no such events have occurred as of March 31. 2003. We cannot predict whether or when there will be additional impairment charges, or the amount of any such charges. If the charges are significant, they could cause the market price of our common stock to decline.

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

         The quantitative listing standards of The Nasdaq National Market require, among other things, that listed companies maintain a minimum bid price of $1.00. In November 2002, we received a notice from Nasdaq indicating that our common stock had failed to maintain the required minimum bid price of $1.00 for the last 30 consecutive trading days and that, therefore, we had until February 20, 2003 to regain compliance with that requirement. We did not timely regain compliance with that requirement. In March 2003, we received a notice from Nasdaq that the period to regain compliance with the $1.00 minimum bid price has been extended an additional 90 days, through May 21, 2003.

         Nasdaq quantitative listing standards also require that listed companies maintain a minimum market value of publicly held shares of $5,000,000. In May 2003, we received a notice from Nasdaq indicating that our common stock had failed to maintain the required minimum market value for the last 30 consecutive trading days and that, therefore, we have until August 7, 2003 to regain compliance with that requirement.

         If we fail to timely regain compliance with minimum bid price requirement or the minimum market value requirements, or if we fail to maintain compliance with any other listing requirement, Nasdaq staff likely will provide written notice to us that our common stock will be delisted. At that time, we intend to appeal the staff's determination to a listing qualifications panel for consideration. Alternatively, we may be permitted to submit an application to transfer the listing of our common stock to The Nasdaq SmallCap Market if we satisfy the continued inclusion requirements for The Nasdaq SmallCap Market. The successful transfer of the listing of our common stock to The Nasdaq SmallCap Market would make available an extended grace period through August 19, 2003 for the minimum $1.00 bid price requirement and would make available an additional 180 calendar day grace period if we meet the initial listing criteria for The Nasdaq SmallCap Market.

         In addition to minimum bid price and minimum market value requirements, Nasdaq's qualification standards require, among other things, that issuers apply for initial inclusion on Nasdaq following a change of control. Nasdaq looks at many factors in determining whether a change of control has occurred, including without limitation, changes in the management, board of directors, voting power and ownership of a company. Depending on the terms and conditions of any future financings or other transactions we may enter into, if Nasdaq determines that a change of control has occurred, we would need to file a new listing application if we want to maintain our Nasdaq listing. We do not know whether, at the time, if any, that we would file a new listing application with Nasdaq, we would meet the initial listing standards of either The Nasdaq National Market or The Nasdaq SmallCap Market.

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

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the 52-week period ended May 16, 2003, the high and low closing sale prices of our common stock were $1.77 and $.50, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

         As of May 16, 2003, we had issued and outstanding 25,291,943 shares of common stock, a majority of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Our common stock historically has been thinly traded. Our average daily trading volume between May 17, 2002 and May 16, 2003 was 9,935 shares. If our stockholders seek to sell numbers of shares significantly in excess of our typical volume, the market price of our shares may decline. Any adverse effect on the market price for our common stock could make it more difficult for us to sell equity securities at a time and at a price that we deem appropriate.

     THE MARKET PRICE OF OUR COMMON STOCK AND THE VALUE OF YOUR INVESTMENT COULD SUBSTANTIALLY DECLINE IF ALL OR A SIGNIFICANT PORTION OF OUR OUTSTANDING DERIVATIVE SECURITIES WERE CONVERTED INTO OR EXERCISED FOR SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OR EXERCISE AND THEN RESOLD INTO THE MARKET.

         As of May 16, 2003, we had outstanding 25,291,943 shares of common stock and also had outstanding options, warrants and promissory notes that were exercisable for or convertible into approximately 14,650,000 shares of our common stock. If the conversion or exercise prices at which our outstanding derivative securities are converted or exercised are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion or exercise of our outstanding derivative securities, or even the perception that such sales could occur, could adversely affect the market price of our common stock. You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential conversion or exercise of our outstanding derivative securities and the actual and potential resale of the underlying shares into the market.

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

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Our co-chief executive officers and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of May 15, 2003 ("Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Research Venture, LLC filed a complaint against us on June 4, 2002 and filed first amended complaints against us on August 6 and August 7, 2002 in the Superior Court for the State of California, County of Orange, Central Justice Center (Case Nos. 02CC10109 and 02CC10111) alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. We surrendered possession of both properties and negotiated a restructuring of our obligations under the leases. The restructuring involved, among other terms, our entry on October 23, 2002 into a stipulation for entry of judgment that will permit Research Venture, LLC to file a judgment against us in the maximum aggregate amount of $3.1 million, less consideration we pay prior to any entry of the judgment, if we do not comply with the terms of the restructuring arrangement for the next two years. We have issued 959,323 shares of common stock with an agreed upon value of $1.2 million as payment toward the maximum aggregate amount. As of May 16, 2003 we have not paid $50,000 of the $100,000 installment due in March 2003. Research Venture, LLC therefore has the right, but to date has not elected to file the stipulated judgment.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 2003, we issued an aggregate of 211,727 shares of common stock to four entities and two individuals upon conversion of $146,094 of interest due to them on 10% secured convertible promissory notes due December 31, 2005.

         In each of January, February, and March of 2003, we issued 11,538 shares of common stock to Research Venture as payment of a portion the monthly rent due under a facility lease.

         On January 22, 2003, we issued to Richard P. Kiphart, an accredited investor, a $500,000 promissory note that bears interest at a rate of 15% per year, with a minimum interest charge of $50,000. Accrued interest is payable quarterly in arrears beginning March 31, 2003. Principal and accrued but unpaid interest are due upon the earlier of December 31, 2005 and our closing of a $5.0 million or more equity or debt financing. Mr. Kiphart has the right to exchange the principal and outstanding interest on the note for securities that we issue in such an equity or debt financing. If we do not repay the note prior to June 30, 2003, we will be required to issue to Mr. Kiphart a three-year warrant to purchase up to 125,000 shares of common stock at an exercise price of $1.30 per share and to register for resale the shares of common stock underlying the warrant. The note is secured by all of our previously unencumbered assets of SSP and its subsidiaries, including without limitation, intellectual property assets and any and all receivables due to us from our SSP Gaming, LLC subsidiary, or SSPG.

         On March 18, 2003 and March 19, 2003, we issued to each of Crestview Capital Fund II, L.P., an accredited investments fund of which Kingsport Capital Partners, LLC is the general partner, and Mr. Kiphart $100,000 promissory notes that are secured by all of our assets, including SSPG and any rights belonging to SSPG. In addition, on March 28, 2003, Marvin J. Winkler agreed to pledge 350,000 shares of common stock held by JAW Financial, L.P., an entity controlled by Mr. Winkler, as security for the notes we issued on March 18, March 19 and March 28, 2003. The notes bear interest in an amount equal to the following percentage of the principal balance: 10%, if the notes are repaid within 30 days; 12%, if the note are repaid within 60 days; 15%, if the notes are repaid within 90 days; and 20%, if the notes are repaid at maturity. Principal and interest under the notes are due upon the sooner of 120 days from the dates of the notes and our raising of at least $3.5 million in equity and debt financing. Each note was accompanied by a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $0.60. We will be required to issue to each holder warrants to purchase up to an additional 50,000 shares of common stock upon repayment of the notes, depending upon the date of repayment. The exercise price of the warrants and the number of shares underlying the warrants are subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of our common stock and subdivisions or combinations of our common stock. The warrants contain a cashless exercise provision. The shares of common stock underlying the warrants bear registration rights.

         On March 28, 2003, we issued to Mr. Kiphart, Crestview Capital Fund II, L.P., Kris Shah and Mr. Winkler promissory notes in the aggregate principal amount of $440,000. The notes are secured by all of our assets and the assets of SSPG. In addition, Mr. Winkler agreed to pledge 350,000 shares of common stock held by JAW as security for the notes we issued on March 18, March 19 and March 28, 2003. The notes bear interest at the rate of 18% per year, with interest payable in cash monthly in arrears. We are required to use the proceeds of the notes only for payment of operating expenses. Principal and accrued but unpaid interest under the notes are due upon the sooner of July 26, 2003 or our raising of $3.5 million in equity and debt financing. The notes were accompanied by five-year warrants to purchase up to an aggregate of 230,000 shares of common stock. The exercise price of the warrants has not yet been fixed. The exercise price will be equal to the greater of $0.70 per share or the conversion price of securities we issue in a proposed financing, not to exceed $1.30 per share. The exercise price of the warrants and the number of shares underlying the warrants will be subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of our common stock and subdivisions or combinations of our common stock. The warrants contain a cashless exercise provision.

         In February and March of 2003, in accordance with the term of the Secured Convertible Notes issued in November 2002, holders of the Secured Convertible Notes earned warrants to purchase a total of 100,000 shares of common stock. The additional warrants issued are exercisable at $1.30 per share subject to adjustment under certain conditions, and have a term of five years. In the year ended December 31, 2002, the Company recorded an accounting estimate related to the value of these warrants. These estimated amounts have been recorded as discounts from the face value of the debt, with an equal increase to additional paid-in capital. The discount is being amortized as non-cash interest expense over the life of Secured Convertible Notes.

         In May 2002, Integral Systems, Inc. filed an action against us in the Circuit Court for Montgomery County, Maryland, Case No. 232706, alleging that we breached a promissory note for the payment of $389,610. Integral Systems then obtained a confessed judgment against us for approximately $327,250, and amounts related the judgment have been accrued in the financial statements for the year ending December 31, 2002. In March 2003, we executed settlement papers that would permit Integral Systems to file a stipulated judgment against us in the amount of the unpaid balance if we default on a payment schedule that requires us to make payments of $20,000 per month until the balance is paid in full. In March 2003 we also issued a warrant to purchase up to 150,000 shares of our common stock at an exercise price of $1.30 per share as part of the settlement. The warrant has a three-year term and contains a cashless exercise provision. The shares of common stock underlying the warrants bear registration rights.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We entered into a factoring agreement with Bay View Funding as further described elsewhere in this report. During the current quarter ended March 31, 2003, we were in violation of the covenant to pay debts and obligations as they come due, which is not related to the payment of principal or interest under our obligations for long-term and short-term debt.

         In October 2002, we executed a new factoring agreement with Bay View Funding ("BVF") . During the quarter ended March 31, 2003, we incurred defaults not related to payment of principal or interest under both our accounts receivable financing with BVF and our obligations for long-term and short-term debt due December 31, 2005. We requested waivers from the holders of the notes, but the noteholders declined to grant such waivers. This means the noteholders have the right to declare us in default and call all of their debt due and immediately payable. With the potential of the notes being called for payment, we re-classified what would have otherwise been long-term debt as short-term debt in our consolidated balance sheets as of December 31, 2002 and March 31, 2003. The agreement with BVF states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore requested a waiver of such default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
             ---------

     Exhibit
     Number                Description
     ------                -----------

      10.1 Waiver and Acknowledgment dated January 28, 2003 among Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras, Richard P. Kiphart and Nefilim Associates, LLC, LLC Wave Systems Corp.
                  (1)

      10.2 Second Amended and Restated Operating Agreement of SSP Gaming, LLC dated April 7, 2003 by SSP Solutions, Inc., the sole member of SSP Gaming, LLC (1)

      10.3 Forbearance Agreement dated March 12, 2003 between SSP Solutions, Inc. and Integral Systems, Inc., effective September 1, 2002 (1)

      10.4 Employment Agreement dated March 6, 2003 between SSP Solutions, Inc. and Kris Shah (1) (#)

      10.5 Employment Agreement dated March 6, 2003 between SSP Solutions, Inc. and Marvin J. Winkler (1) (#)

      10.6 Promissory Note dated January 22, 2003 in the principal amount of $500,000 made by SSP Solutions, Inc. in favor of Richard P. Kiphart (1)

      10.7 Form of Promissory Notes dated March 18, 2003 and March 19, 2003, respectively, made by SSP Solutions, Inc. in favor of Crestview Capital Fund, L.P. and Richard P. Kiphart, respectively, each in the principal amount of $100,000 (1)

      10.8 Form of Warrants to Purchase Common Stock dated March 18, 2003 and March 19, 2003, respectively, issued by SSP Solutions, Inc. in favor of Crestview Capital Fund L.P. and Richard P. Kiphart, respectively, each in the amount of 100,000 shares
                  (1)

      10.9 Form of Promissory Notes dated March 28, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, Crestview Capital Fund II, L.P., Marvin J. Winkler and the Kris and Geraldine Shah Family Trust, respectively, in the principal amounts of $240,000, $160,000, $10,000 and $30,000, respectively (1)

      10.10 Form of Warrants to Purchase Common Stock dated March 28, 2003 issued by SSP Solutions, Inc. in favor of Crestview Capital Fund L.P., Richard P. Kiphart, Marvin J. Winkler and the Kris and Geraldine Shah Family Trust, respectively, in the amounts of 120,000, 80,000, 5,000 and 15,000 shares, respectively (1)

      10.11 Warrant to Purchase Common Stock dated March 12, 2003 by SSP Solutions, Inc. to Integral Systems, Inc. (1)

      99.1 Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
_________________

     (#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

     (1) Filed as an exhibit to the initial filing of our Form 10-K for the year ended December 31, 2002 (file no. 000-26227) and incorporated herein by reference.

         (b) Reports on Form 8-K.
             --------------------

         On January 30, 2003, we filed a Form 8-K for January 27, 2003 to report the appointment of Gregory J. Clark and Ron R. Goldie to our board of directors. The Form 8-K contained Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits. The exhibits to the Form 8-K consisted of two press releases relating to the director appointments.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2003       SSP SOLUTIONS, INC.

                         By:               /s/ MARVIN J. WINKLER
                                           ---------------------
                                             Marvin J. Winkler
                                  CO-CHAIRMAN OF THE BOARD OF DIRECTORS,
                                  DIRECTOR AND CO-CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)

                         By:                   /s/ KRIS SHAH
                                               -------------
                                                 Kris Shah
                                  CO-CHAIRMAN OF THE BOARD OF DIRECTORS,
                                  DIRECTOR AND CO-CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)

                         By:               /s/ THOMAS E. SCHIFF
                                           --------------------
                                             Thomas E. Schiff
                            EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL OFFICER)

                         By:                /s/ SHANE J. BROPHY
                                            -------------------
                                              Shane J. Brophy
                                          VICE PRESIDENT FINANCE
                                      (PRINCIPAL ACCOUNTING OFFICER)

                                 CERTIFICATIONS

         I, Marvin J. Winkler, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of SSP Solutions, Inc.;

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

Date: May 20, 2003

/s/ MARVIN J. WINKLER

Marvin J. Winkler,
Co-Chief Executive Officer (principal executive officer)

         I, Kris Shah, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of SSP Solutions, Inc.;

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

Date: May 20, 2003

/s/ KRIS SHAH

Kris Shah,
Co-Chief Executive Officer (principal executive officer)

         I, Thomas E. Schiff, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of SSP Solutions, Inc.;

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

Date: May 20, 2003

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