Form 10QSB
period 2003-06-30
SSP SOLUTIONS INC
filed 2003-08-19
CIK 1078717

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 25,522,283 on August 14, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2002
              and June 30, 2003 (unaudited)..................................F-1

         Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2002 and 2003
             (unaudited) ....................................................F-2

         Condensed Consolidated Statements of Cash Flows for the six
              month periods ended June 30, 2002 and 2003 (unaudited).........F-3

         Notes to Condensed Consolidated Financial Statements (unaudited)....F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................1

Item 3.  Controls and Procedures ............................................ 26

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................26

Item 2.  Changes in Securities and Use of Proceeds ...........................27

Item 3.  Defaults Upon Senior Securities .....................................27

Item 4.  Submission of Matters to a Vote of Security Holders .................28

Item 5.  Other Information ...................................................28

Item 6.  Exhibits and Reports on Form 8-K.....................................28

Signatures....................................................................29

Exhibits Filed with this Report...............................................30


                                                    PART I
                                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     SSP SOLUTIONS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              December 31,  June 30, 2003
                                                                                  2002        (Unaudited)
                                                                              ---------------------------
                  ASSETS (note 5)
Current assets:
Cash and cash equivalents ..............................................      $     553       $     512
Investment in trading securities .......................................             76              50
Accounts receivable (net of allowance for doubtful accounts of $187
   and $162 as of December 31, 2002 and June 30, 2003) .................          1,584           1,905
Inventories ............................................................            238             362
Prepaid expenses .......................................................            315             488
Other current assets ...................................................            173             109
                                                                              ----------      ----------

            Total current assets .......................................          2,939           3,426
Property and equipment, net ............................................             90              57
Other assets ...........................................................            600             499
Equity investment in affiliate .........................................            452              --
Goodwill ...............................................................         25,930          25,930
                                                                              ----------      ----------

                                                                              $  30,011       $  29,912
                                                                              ==========      ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt (note 5) ........................      $   2,826       $   4,510
Accounts payable .......................................................          4,413           3,940
Accrued liabilities ....................................................          1,300           2,994
Deferred revenue .......................................................            349              66
                                                                              ----------      ----------

   Total current liabilities ...........................................          8,888          11,510

Commitments and contingencies (notes 1,4,5,6,and 7)
Subsequent events (note 10)

Shareholders' equity:
Preferred stock, $0.01 par value; Authorized 5,000,000 shares; no
   shares issued or outstanding ........................................             --              --
Common stock, $0.01 par value; Authorized 100,000,000 shares; issued or issuable 24,821,235 and 25,333,111 shares at December 31, 2002 and
   June 30, 2003, respectively .........................................            248             253
Additional paid-in capital .............................................        129,298         129,794
Note receivable from shareholder .......................................             --              --
Deferred compensation ..................................................           (324)           (106)
Accumulated deficit ....................................................       (108,099)       (111,539)
                                                                              ----------      ----------
      Total shareholders' equity .......................................         21,123          18,402
                                                                              ----------      ----------

                                                                              $  30,011       $  29,912
                                                                              ==========      ==========

                     See accompanying notes to condensed consolidated financial statements

                                                     F-1


                                          SSP SOLUTIONS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       (UNAUDITED)
                                                                              Three Months Ended           Six Months Ended
                                                                                   June 30,                      June 30,
                                                                             2002           2003           2002           2003
                                                                           ---------      ---------      ---------      ---------
Revenues:
   Product ..........................................................      $  1,255       $  1,244       $  2,325       $  2,274
   Service ..........................................................           457          2,197            994          3,258
   License ..........................................................           623            399            743          1,607
                                                                           ---------      ---------      ---------      ---------
      Total revenues ................................................         2,335          3,840          4,062          7,139
                                                                           ---------      ---------      ---------      ---------

Cost of sales:
   Product ..........................................................           567            340           1,069            637
   Service ..........................................................           136            471            365            441
   License ..........................................................            43             12             96            807
                                                                           ---------      ---------      ---------      ---------
      Total cost of sales ...........................................           746            823          1,530          1,885
                                                                           ---------      ---------      ---------      ---------

Gross margin ........................................................         1,589          3,017          2,532          5,254
                                                                           ---------      ---------      ---------      ---------

Operating expenses:
   Selling, general and administrative ..............................         2,084          2,678          4,150          4,225
   Research and development .........................................         1,413            947          3,051          2,089
   Research and development - Wave Systems Corp. ....................           833             --          1,667             --
   Amortization of goodwill and other intangibles ...................            23             --             46             --
                                                                           ---------      ---------      ---------      ---------
       Total operating expenses .....................................         4,353          3,625          8,914          6,314
                                                                           ---------      ---------      ---------      ---------

Operating income (loss) .............................................        (2,764)          (608)        (6,382)        (1,060)
                                                                           ---------      ---------      ---------      ---------

Non-operating expenses (income):
   Unrealized loss on trading securities ............................           121             10            122             25
   Interest expense, net ............................................           189            313            315            590
   Non-cash interest and financing expense ..........................           368            611            368          1,111
   Loss from equity investee ........................................            --            140             --            409
   Impairment of equity investee ....................................            --            142             --            142
   Other (income) expense, net ......................................           174             (6)           187             (6)
                                                                           ---------      ---------      ---------      ---------
      Total non-operating expenses ..................................           852          1,210            992          2,271
                                                                           ---------      ---------      ---------      ---------

   Operating loss before income taxes ...............................        (3,616)        (1,818)        (7,374)        (3,331)
Provision (benefit) for income taxes ................................            (2)             3              2              3
                                                                           ---------      ---------      ---------      ---------
Loss from continuing operations .....................................        (3,614)        (1,821)        (7,376)        (3,334)

Loss from discontinued operation ....................................           (99)            --           (363)            (9)
Loss on disposal of discontinued operation (less no applicable taxes)            --             --             --            (97)
                                                                           ---------      ---------      ---------      ---------

Net loss ............................................................      $ (3,713)      $ (1,821)      $ (7,739)      $ (3,440)
                                                                           =========      =========      =========      =========

Loss per share of common stock, basic and diluted ...................      $  (0.18)      $  (0.07)      $  (0.35)      $  (0.13)
                                                                           =========      =========      =========      =========
Loss per share from discontinued operation, basic and diluted .......      $  (0.00)      $  (0.00)      $  (0.02)      $  (0.01)
                                                                           =========      =========      =========      =========
Loss per share from continuing operation, basic and diluted .........      $  (0.18)      $  (0.07)      $  (0.37)      $  (0.14)
                                                                           =========      =========      =========      =========

Shares used in per share computations, basic and diluted ............        20,678         25,169         20,671         25,174
                                                                           =========      =========      =========      =========

                               See accompanying notes to condensed consolidated financial statements


                                     SSP SOLUTIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   2002          2003
                                                                                 --------      --------
Cash flows from operating activities:
   Net loss ...............................................................      $(7,739)      $(3,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating activities:
     Non-cash interest ....................................................          326         1,111
     Loss from equity investee and impairment .............................           --           409
     Impairment of equity investee ........................................           --           142
     Common stock issued for rent expense .................................           --            57
     Common stock issued for interest expense .............................           --           289
     Provision for losses on receivables ..................................           18           (25)
     Depreciation and amortization ........................................          211            36
     Discount on note receivable from stockholder .........................          153            --
     Deferred compensation ................................................          181            96
     Unrealized loss on trading securities ................................          122            26
Changes in assets and liabilities:
     Accounts receivable ..................................................        2,131          (296)
     Inventories ..........................................................          296          (124)
     Prepaid expenses .....................................................           68          (173)
     Other current assets .................................................          (77)           64
     Other assets .........................................................         (430)           --
     Accounts payable .....................................................       (3,199)         (472)
     Accrued liabilities ..................................................        1,628         1,679
     Accrued rent .........................................................         (651)           --
     Deferred revenue .....................................................           35          (283)
                                                                                 --------      --------
     Net cash (used in) continuing operating activities ...................       (6,927)         (904)
         Net cash provided by (used in) discontinued operation ............          (81)           --
                                                                                 --------      --------
         Net cash (used in) operating activities ..........................       (7,008)         (904)
                                                                                 --------      --------
Cash flows used in investing activities:
     Purchases of property and equipment ..................................           (8)           (2)
     Investment in equity investee ........................................           --          (100)
     Proceeds from sale of property and equipment .........................           --           --
     Proceeds from sale of trading securities .............................        1,120            --
                                                                                 --------      --------
         Net cash provided by (used in) investing activities ..............        1,112          (102)
                                                                                 --------      --------
Cash flows from financing activities:
     Stock options exercised ..............................................           81            --
     Stock issued for services ............................................           28            15
     Borrowings on revolving note payable .................................        1,452            --
     Proceeds on issuance of debt .........................................        4,000         1,120
     Repayment or insurance financing .....................................         (173)           --
     Principal payments (increases) on revolving line of credit ...........       (2,883)           40
     Principal borrowings on note payable to related party ................          347            --
     Issuance of common stock .............................................          681            --
     Principal payments on note payable to related party ..................         (392)         (210)
                                                                                 --------      --------
         Net cash provided by  financing activities .......................        3,141           965
                                                                                 --------      --------
     Net (decrease) in cash ...............................................       (2,755)          (41)
Cash and cash equivalents and beginning of period .........................        3,257           553
                                                                                 --------      --------
Cash and cash equivalents at end of period ................................      $   502       $   512
                                                                                 ========      ========
Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest .........................................................          105           117
         Income taxes .....................................................            3            --

                     See accompanying notes to condensed consolidated financial statements


                                     SSP SOLUTIONS, INC. AND SUBSIDIARIES
                                CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                (IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   2002          2003
                                                                                 --------      --------
Supplemental disclosure of non-cash financing activities information:
         Exchange of debt for common stock.................................        2,160            --
         Debt issuance costs in exchange for warrants......................          183            --
         Debt issuance discount............................................        5,796         1,190
         Payment of interest in common stock...............................           --           289
         Payment of rent in common stock...................................           --            57

                    See accompanying notes to condensed consolidated financial statements.


                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2003
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) GENERAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of the management of SSP Solutions, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003; the results of operations for the three and six months ended June 30, 2002 and 2003; and the statements of cash flows for the six months ended June 30, 2002 and 2003. Interim results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002, included in the Company's Form 10-K/A, filed in April 2003.

         These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses, has used cash in operating activities, has an accumulated deficit, and deficit working capital. The Company currently anticipates that existing resources will not be sufficient to satisfy contemplated working capital requirements through December 31, 2003.

DETAILS OF THE DISCONTINUED OPERATION

         Through December 31, 2002, the Company had operated in two business segments: information security solutions and network solutions. During the first quarter of 2003, the Company discontinued its network solutions segment, which was conducted through a wholly-owned subsidiary of the Company, Pulsar Data Systems, Inc. ("Pulsar"), as the Company determined that this segment would not return to operating profits in a reasonable time period. The total estimated cost to exit the segment was $106. The network solutions segment assets did not require an impairment write down as there was no remaining book value of assets in existence at the date the decision to exit the business was made. As a result, there is no gain or loss on the discontinued operation relating to the network solutions segment. In addition, as a result of the discontinuance of the network solutions segment, the Company now operates in only one reporting segment.

REVENUE RECOGNITION

         Revenue from some data security hardware products contains embedded software. However, the embedded software is incidental to the hardware product sale. Data security license revenue is recognized upon delivery if an executed license exists, a delivery as defined under the license has occurred, the price is fixed and determinable, and collection is probable. Prior to 2002, post-contract customer support revenue was not separately identified and priced. Therefore, sufficient vendor specific objective evidence could not be established for the value or cost of such services. Furthermore, prior to 2002, revenue for the entire license, including bundled post-contract customer support, was recognized ratably over the life of the license. Commencing in 2002, software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period.

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

         Service and license revenues from the Company's JForte fixed-price contract were recognized in accordance with Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company recognized this revenue on a percentage of completion method, based on total cost incurred compared to total estimated cost (cost-to-cost percentage of completion).

         The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." Statement No. 150 established the accounting guidance related to how an "issuer" classifies/measures certain financial instruments where those instruments have characteristics of both liabilities and equity. The guidance in Statement No. 150 requires reclassification of certain financial instruments from the equity section of the balance sheet to the liability section of the balance sheet. Specifically, Statement No. 150 requires three classes of freestanding financial instruments to be classified as liabilities: mandatorily redeemable financial instruments, obligations to repurchase equity shares by transferring assets, and certain obligations to insure a variable number of shares. Statement No. 150 is effective for financial instruments entered into after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for SSP) and is to be implemented by reporting a cumulative effect of a change in accounting principles for financial instruments created before the May 15, 2003 issuance of Statement No. 150. The Company expects no material changes to its financial statements upon adoption of Statement No. 150.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, the Company had deficit working capital of $8,084, and the Company incurred a loss from operations for the three months then ended. The Company expects to continue to incur substantial additional losses in 2003. Given the June 30, 2003 cash balance and the projected operating cash requirements, the Company anticipates that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2003. The Company will require additional funding. The Company's cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under its accounts receivable financing and new debt and/or equity financing. During 2002 and through June 30, 2003, the Company incurred defaults, other than for the payment of principal and interest, under both the Company's accounts receivable financing and the Company's long-term convertible notes. The Company was not able to obtain waivers for defaults on the long-term convertible notes and has therefore classified such notes as short-term on the balance sheets as of December 31, 2002 and June 30, 2003.
The Company does not expect future fixed obligations to be paid from operations, and the Company intends to satisfy fixed obligations from additional financings, use of the accounts receivable financing, extending vendor payments and issuing stock as payment on obligations.

         The Company's current financial condition is the result of several factors, including the fact that prior period operating results were below expectations.

         The Company currently has a need for a substantial amount of capital to meet its liquidity requirements. The amount of capital that the Company will need in the future will depend on many factors including, but not limited, to:

         o   the ability to extend terms received from vendors

         o   the market acceptance of products and services

         o the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the marketplace

         o   research and development plans

         o   levels of inventory and accounts receivable

         o   technological advances

         o   competitors' responses to the Company's products and services

         o   relationships with partners, suppliers and customers

         o   projected capital expenditures

         o   reduction in the valuation of marketable investment securities

         o   downturn in economy

         o defaults on financing that will impact the availability of borrowings

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

         o Sale of investments - The Company will sell its remaining investments to generate cash. The market value of trading securities was approximately $50 at June 30, 2003.

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

         o Issuance of stock as payment for existing and future obligations - The Company may pay some of its accrued liabilities or accounts payable through the issuance of common stock. During the three months ended June 30, 2003, the Company issued 34,600 shares of its common stock for payments relating to a facility lease.

         o Issuance of stock to pay interest - The Company may issue common stock to pay interest on long-term debt. During the three months ended June 30, 2003, the Company issued 201,291 shares of its common stock in the payment of interest expense.

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

         While the Company has a history of selling products in government markets, new products that are just entering production after years of development have no sales history. Additionally, the Company is entering commercial markets with products and is still developing acceptance of Company product offerings. Considerable uncertainty currently exists with respect to the adequacy of current funds to support the Company's activities beyond August 31, 2003. This uncertainty will continue until the Company achieves a positive working capital position. Additionally, the Company is uncertain as to the availability of financing from other sources to fund any cash deficiencies.

         The Company continues to evaluate additional financing options and may therefore attempt to raise capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued marketing of current product offerings together with development of new technology, products and services. There can be no assurance that the Company can raise additional financing in the future.

         Based upon forecasted sales and expense levels, the Company currently anticipates that existing cash, cash equivalents, investments, term-out arrangements with vendors and the current availability under our BVF factoring agreement will not be sufficient to satisfy Company contemplated cash requirements through December 31, 2003. To continue operations the Company must obtain additional financing. The Company has incurred defaults under its financing agreements in the past. The BVF agreement states among other things that a default occurs if the Company is generally not paying debts as they become due or if the Company is left with unreasonably small capital. The Company has notified BVF of its failure to make certain payments on a timely basis and has requested but has not received a waiver of such default. The Company therefore may not be able to draw funds in the future, which would affect the Company's ability to fund its operations. Additionally, without a substantial increase in sales or a reduction in expenses, the Company will continue to incur net losses.

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

         At June 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123:

                                                                Three Months Ended          Six Months Ended
                                                                     June 30,                    June 30,
                                                                2002          2003          2002          2003
                                                              --------      --------      --------      --------
Net loss, as reported ..................................      $ 3,713       $ 1,821       $ 7,739       $ 3,440
Add:  Stock compensation cost reported in accordance
     with  APB Opinion No. 25 ..........................           70            37           159            72
Deduct:  Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effect ..........          309           287           682           666
                                                              --------      --------      --------      --------
Pro forma net loss .....................................        3,952         2,071         8,262         4,034
                                                              ========      ========      ========      ========
Earnings per share
     Net loss per share as reported--basic and diluted .      $  (.18)      $  (.07)      $  (.37)      $  (.14)
                                                              ========      ========      ========      ========
     Pro forma net loss per share--basic and diluted ...      $  (.19)      $  (.08)      $  (.40)      $  (.16)
                                                              ========      ========      ========      ========

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2002 and 2003: risk-free interest rate of 4.92%; dividend yield of 0.00%; and volatility of 129%. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company's stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

         A summary of the status of the Company's warrants as of June 30, 2003 and changes during the three and six months ended June 30, 2003 is presented below :

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30, 2003                     JUNE 30, 2003
                                                    -------------                     -------------
                                             NUMBER OF                         NUMBER OF
                                             UNDERLYING    WEIGHTED-AVERAGE    UNDERLYING     WEIGHTED-AVERAGE
                WARRANTS                       SHARES      EXERCISE PRICE        SHARES       EXERCISE PRICE
                --------                       ------      --------------        ------       --------------
Outstanding at beginning of period....        4,586,422            $2.63         4,081,422            $2.82
Granted...............................          120,000              .70           625,000              .91
Cancelled.............................               --               --                --               --
Exercised.............................               --               --                --               --
                                              ----------           ------        ----------           ------
Outstanding at end of period..........        4,706,422            $2.58         4,706,422            $2.57
                                              ==========           ======        ==========           ======

Warrants exercisable at end of period.        4,706,422            $2.58         4,706,422            $2.57
                                              ==========           ======        ==========           ======
Weighted-average fair value of warrants
   granted during.....................                              $.45                               $.55
                                                                    =====                              =====

         A summary of the status of the Company's warrants as of June 30, 2002 and changes during the three and six months ended June 30, 2002 is presented below :

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30, 2002                     JUNE 30, 2002
                                                    -------------                     -------------
                                             NUMBER OF                         NUMBER OF
                                             UNDERLYING    WEIGHTED-AVERAGE    UNDERLYING     WEIGHTED-AVERAGE
                WARRANTS                       SHARES      EXERCISE PRICE        SHARES       EXERCISE PRICE
                --------                       ------      --------------        ------       --------------
Outstanding at beginning of period....          393,756           $17.18           393,756           $17.18
Granted...............................        3,588,666             1.29         3,588,666             1.29
Cancelled.............................               --               --                --               --
Exercised.............................               --               --                --               --
                                              ----------           ------        ----------           ------
Outstanding at end of period..........        3,982,422            $2.63         3,982,422            $2.86
                                              ==========           ======        ==========           ======

Warrants exercisable at end of period.        3,982,422            $2.63         3,982,422            $2.86
                                              ==========           ======        ==========           ======
Weighted-average fair value of warrants
   granted during.....................                             $2.32                              $2.32
                                                                   ======                             ======

         The following table summarizes information about warrants outstanding at June 30, 2003 (shares in thousands):

                                       WARRANTS OUTSTANDING                        WARRANTS EXERCISABLE
                                      WEIGHTED-AVERAGE
RANGE OF EXERCISE        NUMBER           REMAINING        WEIGHTED-AVERAGE       NUMBER      WEIGHTED-AVERAGE
      PRICES          OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE   EXERCISE PRICE
      ------          -----------     ----------------      --------------      -----------   --------------
$.60 -  $ 2.35       4,336,422             2.16                  $1.26         4,336,422          $1.26
$2.36 - $18.00              --               --                     --                --             --
$18.01- $18.15         370,000              .94                 $18.15           370,000         $18.15
                     ---------             ----                 ------         ---------         ------
                     4,706,422             2.06                  $2.62         4,706,422         $2.57

OPTIONS

         A summary of the status of the Company's stock option plans as of June 30, 2003 and changes during the three and six months ended June 30, 2003 is presented below :

                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30, 2003                  JUNE 30, 2003
                                                 -------------                  -------------
                                          NUMBER OF                       NUMBER OF
                                          UNDERLYING    WEIGHTED-AVERAGE  UNDERLYING   WEIGHTED-AVERAGE
               OPTIONS                      SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE
               -------                      ------      --------------      ------     --------------
Outstanding at beginning of period...   2,436,685           $1.99        2,038,888         $2.40
Granted..............................          --              --          515,000           .60
Cancelled............................      89,566            1.89          206,769          2.38
Exercised............................          --              --               --            --
                                        ---------           -----        ---------         -----
Outstanding at end of period.........   2,347,119           $2.00        2,347,119         $2.00
                                        =========           =====        =========         =====

Options exercisable at end of period.   1,157,319           $2.21        1.157,319         $2.21
                                        =========           =====        =========         =====
Weighted-average fair value of
   options granted during............                       $2.52                          $2.52
                                                            =====                          =====

         A summary of the status of the Company's stock option plans as of June 30, 2002 and changes during the three and six months ending June 30, 2002 is presented below :

                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  JUNE 30, 2002                    JUNE 30, 2002
                                           NUMBER OF                         NUMBER OF
                                          UNDERLYING    WEIGHTED-AVERAGE     UNDERLYING     WEIGHTED-AVERAGE
                OPTIONS                     SHARES       EXERCISE PRICE        SHARES       EXERCISE PRICE
                -------                     ------       --------------        ------       --------------
Outstanding at beginning of period...    1,535,507          $3.34         1,624,498             $3.22
Granted..............................      149,000           1.57           205,250              3.28
Cancelled............................      242,563           3.30           353,726              2.98
Exercised............................          774            .70            34,852              1.74
                                         ---------          -----         ---------             -----
Outstanding at end of period.........    1,441,170          $3.16         1,441,170             $3.16
                                         =========          =====         =========             =====

Options exercisable at end of period.      705,499          $2.84            705,499            $2.84
                                         =========          =====         ==========            =====
Weighted-average fair value of options
   granted during ...................                       $1.26                               $2.79
                                                            =====                               =====

         The following table summarizes information about stock options outstanding at June 30, 2003:

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                           NUMBER        WEIGHTED-AVERAGE                           NUMBER
RANGE OF EXERCISE      OUTSTANDING AT        REMAINING      WEIGHTED-AVERAGE      EXERCISABLE     WEIGHTED-AVERAGE
      PRICES              6/30/03        CONTRACTUAL LIFE    EXERCISE PRICE       AT 6/30/03       EXERCISE PRICE
      ------              -------        ----------------    --------------       ----------       --------------
   $ .60-$1.51          1,348,925                 10             $1.01              547,258              $1.08
   $1.52-$2.42            437,234                  8             $2.05              367,792              $2.07
   $2.43-$3.34            333,752                  8             $3.02               98,028              $2.95
   $3.35-$4.25             69,708                  8             $3.66               43,483              $3.69
   $4.26-$5.17              3,000                  8             $4.81                1,200              $4.81
   $5.18-$7.91            111,000                  7             $6.81               68,258              $6.81
   $7.92-$8.83             26,000                  7             $8.75               20,800              $8.75
   $8.84-$9.75             17,500                  6             $9.75               10,500              $9.75
                        ---------                  -             -----            ---------              -----
                        2,347,119                  9             $2.00            1,157,319              $2.21
                        =========                               ======           =========             ======

The weighted average remaining contractual life of stock options outstanding at June 30, 2003 was 9 years.

BIZ ACQUISITION

         In accordance with Statement No. 142, the Company had until June 30, 2002 to complete the initial test for impairment as of January 1, 2002, the adoption date of Statement No. 142. In accordance with the transition provisions of Statement No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates. Given consideration of relevant factors, the Company concluded that as of December 31, 2001, an impairment write-down of $36,299 was required related to the BIZ acquisition. Subsequently, the Company reviewed the assumptions used in the original analysis as of March 31, 2002, June 30, 2002, September 30, 2002 concluded that such analyses continued to be adequate and that no additional write-down was required. In accordance with Statement No. 142, the Company stopped amortizing goodwill in 2002. Accordingly, the Company does not anticipate there to be any amortization expense for the next five years related to intangible assets. The following table provides a reconciliation of the reported net loss adjusted for amortization charges for each respective three and six month periods:

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                           JUNE 30,           JUNE 30,
                                                     ------------------  ------------------
                                                       2002      2003      2002      2003
                                                     --------  --------  --------  --------
      Reported net (loss)..........................  $(3,713)  $(1,821)  $(7,739)  $(3,440)
         Add back goodwill amortization:...........       23        --        46        --
                                                     --------  --------  --------  --------
         Adjusted net loss.........................  $(3,690)  $(1,821)  $(7,693)  $(3,440)
                                                     ========  ========  ========  ========
      Basic earnings per share:
       Reported net (loss).........................  $  (.18)  $  (.07)  $  (.37)  $  (.14)
         Add back goodwill amortization:...........       --        --       --         --
         Adjusted net loss.........................  $  (.18)  $  (.07)  $  (.37)  $  (.14)

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

         The Company believes that its daily market stock price does not provide a reliable indicator of the fair value of its equity. Due to the absence of any research coverage, the market is generally unaware of the Company's new technology advancements. This lack of research coverage is evidenced by a limited trading activity and irregular price behavior of the Company's thinly traded stock. Consequently, the daily closing price of the Company's stock does not provide a meaningful benchmark for its fair value at any one point in time. While the Company's stock price was considered as part of the review process, the Company deemed it more appropriate to assess the fair value of its goodwill by using a multi-period discounted cash flow method, discussed above.

         The Company is required to perform reviews for impairment at least annually that may result in future write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

         As the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible in the near-term that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both will be reduced. Reasonably possible is defined as more than remote but less than likely. As a result, the remaining goodwill of $25,930 at June 30, 2003, may be reduced within the next year.

RECLASSIFICATIONS

         Certain reclassifications were made to the 2002 consolidated financial statements to conform to the 2003 presentation and reclassifications were made to conform with the presentation of discontinued operations.

(2) INVESTMENTS

         The Company has an investment that is classified as trading securities. The securities are comprised of Class A Common Stock of Wave Systems Corp., par value $0.01, received in the BIZ acquisition. As of June 30, 2003, the Company owned 57,000 shares with an aggregate value of $50. For the three months ended June 30, 2003 and 2002, the Company recorded realized loss on trading securities of $10 and $121, respectively.

(3) INVENTORIES

         A summary of inventories follows:

                                                      DECEMBER 31,     JUNE 30,
                                                          2002           2003
                                                       ----------     ---------
        Raw materials................................... $  23          $ 218
        Work-in-process.................................    82             39
        Finished goods..................................   133            105
                                                         -----          -----
                                                         $ 238          $ 362
                                                         =====          =====

(4) EQUITY INVESTMENT IN AFFILIATE

         In January 2002, the Company formed a wholly-owned subsidiary, now known as SSP Gaming, LLC, a Nevada limited liability company ("SSP Gaming"). The entity was formed to conduct all business and any required financing activities relative to the gaming industry. In June 2002, SSP Gaming and the Venetian Casino Resort, LLC, a Nevada limited liability company based in Las Vegas, Nevada, ("Venetian"), executed an operating agreement to form Venetian Interactive, LLC, a Nevada limited liability company ("VI", with SSP Gaming and Venetian being "Members"). The purpose of VI is to provide management services, consulting services, financial services, intellectual property licensing services, and equipment to the online gaming industry in venues where such activity complies with all regulatory requirements, and to develop and operate Venetian branded casino sites.

         To begin the process of developing online casino sites, engage vendors to construct the sites and obtain the required licenses in the regulated venues where such operations are authorized, VI began hiring employees in July 2002, including one employee from the Company who was subsequently terminated by VI in January 2003. The VI staff forecasted development and operational costs, which are updated as new information becomes available. A VI related entity, V.I. Ltd., was awarded both an Interactive Gaming License and an Electronic Betting Center License by the Alderney Gambling Control Commission. The licenses permit V.I. Ltd. to conduct Internet gaming activities under the name "Venetian Interactive."

         The current VI development budget estimates costs of $4,000 to bring the Venetian Casino to live status, and an additional $2,200 to support startup operations. Since beginning development in July 2002, VI has expensed all operating costs and capitalized third party software development costs incurred under a fixed price contract. As of June 30, 2003 capitalized development costs totaled $1.3 million. The VI operating agreement calls for SSP Gaming to fund two-thirds of the development costs and for Venetian to fund the remaining one-third of the costs. As of March 31, 2003, SSP had invested $800 in SSP Gaming, with those funds being invested in VI. In June 2003, the VI Managers determined to re-assess the entire project in view of changes in the current regulatory environment and market conditions, including updated competitive analysis. The re-assessment is to include site development costs. The re-assessment has not yet been completed. At the end of June 2003, the Venetian made demand on SSP Gaming to fund the balance of its commitment even though a re-assessment is in process and the outcome is not yet known. SSP Gaming declined to contribute additional capital, thereby giving VI the ability to declare SSP Gaming in default. If terminated, the VI operating agreement provides that the Members may look solely to the assets of VI for return of their contributed capital. Should the assets of VI be insufficient to pay all VI obligations and return a Member's capital contributions, the Member has no recourse against other Members.

         The Venetian Casino site is currently under development, and until the re-assessment is completed, it is unknown when the site will go live.

         In the three months ended June 30, 2003, SSP Gaming recorded $269 as loss from equity investee, which represents its pro rata portion of the VI net loss. This amount is included in non-operating expenses in the condensed consolidated statement of operations for the three months ended June 30, 2003, and as a reduction of the equity investment in affiliate. In view of the re-assessment in process and SSP Gaming declining to contribute additional capital, the Company recorded an impairment charge of $142 relative to the remaining carrying value of SSP Gaming's investment in VI.

         The following represents summarized financial information for VI:

                                               BALANCE SHEET
                                               JUNE 30, 2003
                                                (UNAUDITED)
                                                -----------

         Current Assets            $   -    Current Liabilities        $   -
         Site Development           1,313   Members' Equity             1,313
                                   ------                              ------
                                            Total Members' Equity
         Total Assets              $1,313           & Liabilities      $1,313
                                   ======                              ======

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30, 2003       JUNE 30, 2003
                                               (UNAUDITED)         (UNAUDITED)
       Selling, general & administrative          $142                $546
                                                  ----                ----
       Net loss                                   $142                $546
                                                  ----                ----

         SSP Gaming's ownership interest decreases over time based upon the distribution of cashflow from VI. The operating agreement provides for SSP Gaming to receive two-thirds of the distributable cashflow until SSP Gaming receives the return of the full amount of capital invested in VI. After receiving the return of its invested capital, SSP Gaming is to receive the following portions of distributable cashflow: 50% of the first $2,000, 40% of the next $2,000 and 20% thereafter. Based upon forecasted operations, the ownership and distribution percentage held by SSP Gaming should be reduced to the 20% level within the first two full years of operation. Venetian and SSP Gaming each appoint three managers to oversee general management of VI, with an additional Manager appointed by mutual consent of the parties. Members owning at least 75% of the percentage interests of VI must approve defined major decisions. Based upon this forecasted scenario and the fact that Venetian will have voting control upon achieving forecasted operations, the Company deems control to be temporary, and therefore, the Company is accounting for SSP Gaming's interest in VI using the equity method, and is not consolidating VI operating results into the records of SSP Gaming. The operating agreement commits SSP Gaming to fund up to $2,000 dollars. As of June 30, 2003, SSP Gaming had funded $800. The carrying value of this investment has been reduced to zero based upon the recording through equity accounting of development stage expenses since inception through June 30, 2003 of $658 and through the recording of an impairment charge of $142 in the quarter ended June 30, 2003.

         SSP Gaming is currently in negotiations with financial sources to provide interim and long-term funding to satisfy the VI investment requirements, pending the outcome of the VI re-assessment. If the negotiations are successful, SSP Gaming would become a less than wholly-owned subsidiary. If the negotiations are not successful, SSP Gaming's percentage interest in the VI may be reduced. The amounts invested by SSP in SSP Gaming have been reduced to zero dollars as of June 30, 2003.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation 46. The Company has, however, identified VI as an entity that may be required to be consolidated beginning in the third quarter of 2003. Due to the re-assessment started in the quarter ended June 30, 2003, and the Venetian demand for additional capital relative to VI, the Company recorded an impairment loss of $142 related to any remaining net investment in affiliate, as such, there was zero balance in equity investment as of June 30, 2003. The Company currently adjusts the carrying value of the investment in affiliate for any losses incurred by the entity through earnings. The Company has not yet determined if it will need to be consolidated.

(5) LONG -TERM DEBT

         A summary of long-term debt follows:
                                                                                DECEMBER 31,  JUNE 30,
                                                                                   2002        2003
                                                                                  -------     -------
Secured convertible promissory notes with an interest rate of 10% per annum,
   interest payable quarterly, due December 31, 2005 .......................      $5,796      $5,796
Secured convertible promissory notes with an interest rate of 30% per annum,
   interest payable quarterly, due November 14, 2003 .......................         500         500
Note payable related to restructuring of facilities leases due in
   installments on or before September 19, 2003, without interest ..........         425         300
Promissory note due July 18, 2003 with interest at 6.75% per annum, interest
   payable at maturity .....................................................         429         429
Promissory note due July 18, 2003 without interest .........................          27          27
Note payable secured by interest in SSP Gaming, payable in monthly
   installments of $15,000, including interest at 6% per annum .............         196         110
Bay View Funding accounts receivable financing, discount rate of 1.25% of
   the receivables factored, interest payable upon payment of receivable ...         259         299
Secured promissory note with an interest rate of 15% per annum, interest
   payable quarterly, due on or before December 31, 2005 ...................          --         500
Secured promissory notes at various interest rates from 15% to 60% per
   annum, interest payable quarterly, due in July 2003 .....................          --         380
Secured promissory note with an interest rate of 18% per annum, interest
   payable and principal due on or before in July 31, 2003 .................          --         240
                                                                                  -------     -------
                                                                                   7,632       8,581
Less unamortized value of warrants related to debt issued ..................       4,806       4,071
                                                                                  -------     -------
Long-term debt, net of debt discounts of $4,806 at December 31, 2002 and
   $4,058 at June 30, 2003 .................................................       2,826       4,510
Less current installments ..................................................       2,826       4,510
                                                                                  -------     -------
Long-term debt, net of debt discounts of $4,806 at December 31, 2002 and
   $4,058 at June 30, 2003 .................................................      $   --      $   --
                                                                                  =======     =======

         The Company is in default on notes relative to the timely payment of obligations as they come due. The noteholders have not granted waivers of the default. This means the noteholders have the right to declare the Company in default and call all of their debt due and immediately payable. With the potential of the notes being called for payment, the Company classified the related debt as short-term debt in the condensed consolidated balance sheets as of December 31, 2002 and June 30, 2003.

SECURED SUBORDINATED CONVERTIBLE NOTES

         On April 16, 2002, the Company raised $5,000 in cash through the issuance of $4,000 in 10% secured convertible promissory notes ("10% Convertible Notes"), $653 in unsecured non-convertible promissory notes ("Non-convertible Notes", $153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note receivable due to the Company from Kris Shah, less an early payment discount of $153. In connection with the issuance of the 10% Convertible Notes, the Company incurred approximately $626 of issuance costs, which primarily consisted of amortization of warrant costs, investment banking fees and legal and other professional fees. These notes mature December 31, 2005 and bear interest at a rate of 10% per annum to be paid quarterly in cash, or at the Company's discretion, in common shares based upon the trailing 30-day average prior to the interest due date. The $4,000 in 10% Convertible Notes are convertible, in whole or in part, at the option of the holder into an aggregate of 4,000,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions, and have detachable warrants exercisable for three years to purchase up to an additional 2,400,000 shares at $1.30 per share, subject to adjustment under certain conditions. In conjunction with the closing of the sale of the 10% Convertible Notes, $1,750 of principal and $46 of accrued interest of the Subordinated Notes were exchanged for the 10% Convertible Notes and detachable warrants to purchase 1,077,667 shares at $1.30 per share.

         The 10% Convertible Notes automatically convert prior to maturity if the Company's common shares trade at or above $3.00 per share with average volume of 100,000 shares per day for 20 consecutive trading days. The Company is subject to restrictive covenants related to the 10% Convertible Notes and Non-convertible Notes that prevent the Company from pledging intellectual property as collateral. In June 2002, Kris Shah and Marvin Winkler exchanged their Non-convertible Notes, together with accrued interest, for 119,000 and 391,000 shares, respectively, of the Company's common stock based upon an above-market exchange price of $1.30 per common share.

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

         Of the aggregate $5,796 in 10% Convertible Notes issued, the Company allocated approximately $2,644 to the value of the warrants and the remaining $3,152 to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. These amounts have been recorded as discounts from the face value of the debt, with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Amortization expense of the discounts totaled $ 781 and $391 for the six and three months ended June 30, 2003.

         In connection with issuances of the 10% Convertible Notes and warrants, the Company incurred approximately $741 of debt issuance costs comprised of legal and professional fees, in addition to $182 in value calculated for the 110,000 warrants issued to the placement agent in the transaction. These costs, which are included in other assets, are being amortized over the term of the 10% Convertible Notes. Amortization expense of these costs totaled $100 and $50 for the six and three months ended June 30, 2003.

         As of June 30, 2003, the Company was in violation of certain provisions of the 10% Convertible Notes. These violations are related to the Company's failure to pay debts and obligations as they become due. During the first quarter of 2003, the Company requested waivers for each of the aforementioned violations for past and for anticipated future events of default through December 31, 2003, but has not been granted such waivers.

         On April 16, 2002, with the exception of Mr. Winkler and Mr. Shah, the holders of the Subordinated Notes issued in December 2002, converted their Subordinated Notes into 10% Subordinated Notes. In June 2002, Mr. Winkler and Mr. Shah exchanged their Non-convertible Notes and their Subordinated Notes issued in December 2002, together with accrued but unpaid interest, for shares of the Company's common stock at an above market per share price of $1.30.

SECURED PROMISSORY NOTES

         On January 22, 2003, the Company issued to Richard P. Kiphart a $500 promissory note that bears interest at a rate of 15% per year, with a minimum interest charge of $50. Accrued interest is payable quarterly in arrears beginning March 31, 2003. Principal and accrued but unpaid interest are due upon the earlier of December 31, 2005 and the Company's closing of $5,000 or more in equity or debt financing. Mr. Kiphart has the right to exchange the principal and outstanding interest on the note for securities that the Company issues in such an equity or debt financing. The Company had not repaid the note prior to June 30, 2003. Accordingly, the Company is required to issue to Mr. Kiphart a three-year warrant to purchase up to 125,000 shares of common stock at an exercise price of $1.30 per share and to register for resale the shares of common stock underlying the warrant. The note is secured by all of the unencumbered assets of SSP and its subsidiaries, including without limitation, intellectual property assets and any and all receivables due to the Company from SSP Gaming.

         On March 18, 2003 and March 19, 2003, the Company issued to each of Crestview Capital Fund II, L.P. and Richard P. Kiphart $100 promissory notes that are secured by all of the Company's assets, including SSP Gaming and any rights belonging to SSP Gaming. In addition, on March 28, 2003, Marvin Winkler agreed to pledge 350,000 shares of common stock held by JAW Financial, L.P., an entity controlled by Mr. Winkler, as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bear interest in an amount equal to the following percentage of the principal balance: 10%, if the notes are repaid within 30 days; 12%, if the notes are repaid within 60 days; 15%, if the notes are repaid within 90 days; and 20%, if the notes are repaid at maturity. Principal and interest under the notes are due upon the sooner of 120 days from the dates of the notes and the Company's raising of at least $3,500 in equity or debt financing. Each note was accompanied by a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $0.60. The Company will be required to issue to each holder warrants to purchase up to an additional 50,000 shares of common stock upon repayment of the notes, depending upon the date of repayment. The exercise price of the warrants and the number of shares underlying the warrants are subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of our common stock and subdivisions or combinations of our common stock. The warrants contain a cashless exercise provision. The shares of common stock underlying the warrants bear registration rights, including penalties for late registration.

         On March 28, 2003, the Company issued to Richard P. Kiphart, Crestview Capital Fund II, L.P., Kris Shah and Marvin Winkler promissory notes in the aggregate principal amount of $440, of which $180 was funded prior to March 31, 2003. The notes are secured by all of the Company's assets and the assets of SSP Gaming. In addition, Mr. Winkler agreed to pledge 350,000 shares of common stock held of record by JAW Financial, L.P. as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bear interest at the rate of 18% per year, with interest payable in cash monthly in arrears. The Company is required to use the proceeds of the notes only for payment of operating expenses. Principal and accrued but unpaid interest under the notes are due upon the sooner of July 26, 2003 and the Company's raising of $3,500 in equity or debt financing. The notes were accompanied by five-year warrants to purchase up to an aggregate of 230,000 shares of common stock. The exercise price of the warrants has not yet been fixed. The exercise price will be equal to the greater of $0.70 per share or the conversion price of securities the Company may issue in a proposed financing, not to exceed $1.30 per share. The exercise price of the warrants and the number of shares underlying the warrants will be subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of the Company's common stock and subdivisions or combinations of the Company's common stock. The warrants contain a cashless exercise provision. The notes were not re-paid as of the filing date of this report.

         On April 1, 2003, the Company issued to Richard P. Kiphart a $240 promissory note dated March 28, 2003 that bears interest at a rate of 18% per annum. Principal and accrued but unpaid interest are due upon the earliest of July 31, 2003 or the Company obtaining $3.5 million in equity or debt financing. The note also contains a provision to issue a warrant to purchase 120,000 shares of the Company's common stock at an exercise price equal to the greater of $.70 or the conversion price of proposed financing, not to exceed $1.30 per share. The note was not re-paid as of the filing of this report. Of the $240, the Company allocated approximately $54 to the value of the warrant that was ascribed based upon fair values calculated for the warrant using a Black Scholes valuation model. This amount has been recorded as a discount from the face value of the debt, with an equal increase to additional paid-in capital. The discount is being amortized over the period from the date of issuance to the maturity date of the note. Amortization expense of the discount totaled $42 for the six and three months ended June 30, 2003.

NOTE PAYABLE FOR RESTRUCTURING FACILITY LEASE

         In restructuring existing facility lease agreements, the Company agreed to pay $500 in installments without interest. The first payment of $75 was made as scheduled in December 2002, with additional payments scheduled of $100 due in March 2003, $150 due in June 2003 and a final payment of $175 due in September 2003. While the Company tendered in August 2003 the remaining balance of the $150 payment that was due in June 2003 Research Venture claimed a default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against the Company per prior stipulation in the amount of $2.7 million and as of August 18, 2003, Research Venture had not executed the entered judgment. The Company is filing a motion to reduce the entered judgment. Separately, the Company is in negotiations with Research Venture to resolve the situation. However, we there is no assurance that the discussions will lead to a successful resolution of the entered judgment. As such, the Company recorded a $1.3 million accrued liability for the three months ended June 30, 2003. The $1.3 million charge consists of the original judgment amount of $3.1 million less $456 of cash previously paid and $1.4 million of shares previously issued.

NOTE TO REPURCHASE INTEREST IN SSP GAMING

         In October 2002, the Company entered into a mutual settlement and release regarding the default by a party that had contracted to finance the investment of SSP Gaming, a then wholly-owned subsidiary. The party defaulted under the financing agreement. To preserve the underlying business relationships, the Company and the other party executed an agreement whereby the Company repurchased the party's interest by issuing a note for $250, the amount invested by the party, and agreed to repay such amount by making an initial $40 payment and additional monthly payments of $15 per month, including interest at 6%, until paid in full. The note is secured by the Company's interest in SSP Gaming, and includes an acceleration clause whereby the then principal balance will be paid upon separate SSP Gaming financing of $2,000 or more. Until the re-assessment of the VI is completed (Note 4), the Company does not intend to make the last six monthly payments of $15 each.

SECURED CONVERTIBLE NOTES

         In November 2002, the Company issued Mr. Kiphart, Crestview Capital Fund, L.P. and Crestview Capital Fund II, L.P. three one-year notes totaling $500, bearing interest at 30% per annum ("Secured Convertible Notes"), which have detachable warrants exercisable for five years to purchase up to an additional 500,000 shares (depending upon the date of repayment) at $1.30 per share subject to adjustment under certain conditions. SSP Gaming used the proceeds for investment into the joint venture with Venetian. Since May 14, 2003, the Secured Convertible Notes have been convertible into the Company's common stock at a conversion price of $1.30 per share. The Secured Convertible Notes are due upon a Company financing of $3,500 or more, and are secured behind the Secured Subordinated Convertible Notes described above.

         The fair value of the detachable warrants associated with the Secured Convertible Notes were estimated at $154 using the Black Scholes valuation model, based on the following assumptions: risk-free interest rate of 4.85%; dividend yield of 0.00%; and volatility of 119%. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. The relative fair value of the warrants have been allocated as a debt discount and is being amortized over the period from the date of issuance to the maturity date of the Secured Convertible Notes. Amortization expense of the discounts totaled $187 and $128 for six and three months ended June 30, 2003.

PROMISSORY NOTES

         In April 2002, the Company issued two promissory notes due in July 2003 as payment for goods sold by Pulsar's network solutions business. The note, with an original balance of $679, bears interest at 6.75% per annum, with interest payable at maturity on July 18, 2003. The note in the amount of $27 does not bear interest and was due on July 18, 2003. The Notes were not repaid on the due date. The holder of the Notes filed an action to initiate collection of the balances due.

         In March 2003, the Company executed documents to settle the action brought against the Company by Integral Systems, Inc. As part of the settlement, the Company entered into a Forbearance Agreement dated March 12, 2003 with Integral Systems that would allow Integral Systems to enter a judgment against the Company should the Company default in the $20 per month payments due under the agreement. The Company also issued to Integral Systems a warrant exercisable for three years to purchase 150,000 at an exercise price of $1.30 per common share. Additionally, if the Company did not pay off the agreed to obligation at a discount by June 30, 2003, the Company agreed to place 400,000 shares of its common stock in a third party escrow as additional security for its performance under the Forbearance Agreement. Subsequent to June 30, 2003, the Company placed 400,000 shares of its common stock in a third party escrow (Note 10).

ACCOUNTS RECEIVABLE FINANCING

         During November 2001, both the Company and Pulsar entered into separate financing agreements with WFBC, which provided for the factoring of accounts receivable. The agreements contained no limit on the dollar volume of receivable financing, but provided for WFBC's approval of credit limits for non-government customers. The agreements contained a discount rate of 1.25% of the gross receivable factored, which would be increased by .0625% per day for accounts that extended beyond the 30-day period from the date the account was purchased. At the time of purchase, terms called for WFBC to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the discount and any other charges. The combined agreements contained minimum quarterly fees and discounts totaling $63. In July 2002, the Company signed amendments to the financing agreements, which increased the discount rate charged to 1.95% of the gross receivable and revised the daily rate to .063% for accounts extending beyond 30 days. The minimum quarterly fees and discounts were also reduced to $15. All other terms and conditions remained. During the third quarter of 2002, the Company terminated the WFBC agreement related to Pulsar.

         In October 2002, the Company terminated its remaining financing arrangement with WFBC and entered into a new financing arrangement with BVF. The new factoring agreement contains a maximum advance of $750, and was for an initial term of three months, which at the Company's option, is renewable for additional three-month periods, which has been renewed by the Company. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every 30 day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the 30 day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day period beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains certain representations, warranties and covenants and requires a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750, or approximately $2 per month. The BVF states among other things that a default occurs if we do not pay debts as they become due or if we maintain unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore recently requested but not yet received a waiver of such default.

         Gross receivables transferred to WFBC and WFBC/BVF amounted to $2,105 and $2,873 during the six month periods ended June 30, 2002 and 2003, respectively. The Company is obligated to repurchase certain accounts receivable under the program and, therefore, the transaction does not qualify as a sale.

         Factored receivables included in the accounts receivable balance as of December 31, 2002 and June 30, 2003 were $314 and $371, respectively.

(6) RELATED PARTY TRANSACTIONS

KRDS REAL PROPERTY LEASE

         In 1999, the primary shareholders of SSP (then known as "Litronic Inc.") formed KRDS, Inc., ("KRDS") for the sole purpose of purchasing real estate property. KRDS's operations primarily consisted of a mortgage obligation, interest, depreciation and rental income from the Company related to the real estate property.

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

FACILITIES RELATED PARTY LEASING

         During 2001, the Company arranged for the lease of two buildings approximating 63 square feet that were under construction and were subsequently completed. In October 2002, the Company restructured its lease obligations with landlord, Research Venture, LLC, for the two buildings located in the Spectrum area of Irvine, California. This restructuring and settlement provided the basis for revising the estimate of costs relative to resolving the liability incurred under the original leases. In 2001 the Company recorded an estimated liability of $2,171, which was net of then anticipated offsetting sublease income. As a result of the restructuring and settlement, the Company increased stockholders' equity by $1,650 through the issuance of common stock valued for financial reporting purposes at $956 and recorded a gain of $700 for the year ended December 31, 2002. The settlement required the Company to issue 959,323 shares of common stock, pay $500 in cash over a one-year period, cancel the lease on one building approximating 23 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40 square feet for an initial monthly rental rate of $55, plus common area costs beginning in December 2002. The monthly rental rate on the seven-year lease is scheduled to increase to $73, plus common area costs, at the beginning of the third year. The Company records rent expense on a straight-line basis. At the Company's option, a portion of the rental rate may be paid either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360 subordinated convertible promissory note that the Company issued as prepaid rent. In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest. As of the August 14, 2003, 96,919 shares have been issued in payment of rent (Note 9).

(7) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 2002 and June 30, 2003, accounts receivable included $133 and $781, respectively, due from the U.S. government and related agencies. Sales to the U.S. government and related agencies accounted for 21.4% and 44% of total revenues for the six months ended June 30, 2002 and 2003, respectively.

         The Company had sales to two customers that represented 30% and 15% of the total revenues for the six months ended June 30, 2002. The Company had sales to two customers that represented 33% and 22% of total revenues for the six months ended June 30, 2003. No other customers accounted for more than 10% of total revenues during the six months ended June 30, 2002 and June 30, 2003. Trade accounts receivable totaled $165 and $545 from these major customers as of December 31, 2002 and June 30, 2003, respectively.

         Some key components used in the manufacture of the Company's products can only be obtained from single sources.

(8) LOSS PER SHARE

         The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants. The following table sets forth potential common shares that were excluded from the diluted net loss per share calculation for the three and six months ended June 30, 2002 and 2003 because they are anti-dilutive for the periods indicated (shares in thousands):

                                       THREE MONTHS       THREE MONTHS
                                          ENDED              ENDED        SIX MONTHS ENDED   SIX MONTHS ENDED
                                      JUNE 30, 2002      JUNE 30, 2003      JUNE 30, 2002      JUNE 30, 2003
                                      -------------      -------------      -------------      -------------
   Warrants...........................        394             4,706                394              4,706
   Stock options....................        1,535             2,393              1,535              2,393
                                            -----             -----              -----              -----
                                            1,929             7,099              1,929              7,099
                                            =====             =====              =====              =====

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

         The Company is involved from time to time in various litigation matters that arise in the ordinary course of business. Except as specifically disclosed, the Company is unable to estimate a potential loss or potential range of loss associated with any of the pending claims described herein.

         In November 2000, the Company executed an Alliance Agreement with Electronic Data Systems Corporation ("EDS") for the marketing of Company products to EDS customers ("Alliance"). The Alliance calls for a joint working relationship between the two companies, which is non-exclusive and has a term of ten years. In February 2001, the Company and EDS executed an engagement letter for EDS to provide certain information technology and consulting services for both the Company's organizational structure and for a specific customer project.

         On August 27, 2001, EDS and the Company executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for resale to Pulsar customers ("Pulsar Agreement"). Under the Pulsar Agreement, as of December 31, 2002, $1,049 remained outstanding and unpaid to EDS for purchases of hardware and software and is recorded in accounts payable in the consolidated balance sheet.

         The Company and EDS executed a Master Services Agreement ("MSA") dated as of November 14, 2001, whereby beginning December 1, 2001 and ending December 31, 2006, the Company and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a Trust Assurance Network ("TAN"). The MSA task order ("Task Order") requires that the Company pay a monthly fee of $44 for account, test and lab management services beginning January 1, 2002. On June 30, 2003, EDS and the Company entered into a Termination and General Release Agreement ("TGRA") regarding the MSA and Task Order whereby the Company agreed to pay $231 in six monthly installments. As of June 30, 2003, the Company carried in accounts payable the $231 due under the TGRA. The Company has made the first payment but has not paid any other amounts due as required under the TGRA.

         On January 16, 1998, G2 Resources Inc. ("G2") filed a complaint against Pulsar in the Fifteenth Judicial Circuit in Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provided that Pulsar pay G2 $500 in 30 monthly installments of $16 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10,300. Pulsar asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys' fees against G2. Classical Financial Services, LLC ("Classical") intervened in the case. Classical claimed that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar asserted defenses to Classical's claim. On April 20, 2001, a court hearing was held and G2's complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. On May 22, 2001, G2 filed a new complaint against Pulsar. In August 2002, the case was moved from Division AF to Division AH of the Fifteenth Judicial Circuit in Palm Beach County Court, Civil Division. In April 2003. the court stayed all matters in the case pending the outcome of litigation between G2 and Classical. The Company believes that the claims made by G2 and Classical against Pulsar are without merit and intends to vigorously defend against these claims.

         In May 2002, Contemporary Services Corporation filed an action against the Company alleging breach of contract, fraud, negligent misrepresentation and violation of California Corporations Code section 25400. The action related to a term sheet that the Company signed in October 2001 in connection with a potential strategic relationship between the plaintiff and the Company. The Company filed an answer and cross-complaint. In February 2003, the Company reached an agreement to settle the case for $45, which was paid by the Company's insurance carrier and the Company during the quarter ended June 30, 2003. The Company's estimated portion of the settlement was accrued in the results of the year ended December 31, 2002.

         In May 2002, Integral Systems, Inc. filed an action against us in the Circuit Court for Montgomery County, Maryland, Case No. 232706, alleging that we breached a promissory note for the payment of $390. Integral Systems then obtained a confessed judgment against us for approximately $327 and amounts related the judgment have been accrued in the financial statements for the year ended December 31, 2002. In March 2003, we executed settlement papers that would permit Integral Systems to file a stipulated judgment against us in the amount of the unpaid balance if we default on a payment schedule that requires us to make payments of $20 per month until the balance is paid in full. If an agreed upon amount was not paid in full by June 30,2003, the Company was required to place 400,000 common shares into a third party escrow. The Company did not make the payment and deposited the shares into escrow in July 2003. In March 2003 we also issued a warrant to purchase up to 150,000 shares of our common stock at an exercise price of $1.30 per share as part of the settlement. The warrant has a three-year term and contains a cashless exercise provision. The shares of common stock underlying the warrants bear registration rights.

         In July 2002, Synnex Technology ("Synnex") filed a lawsuit against the Company in the Superior Court of Orange County, alleging that the Company failed to pay $121 for products purchased by us for resale. The Company and Synnex agreed to settle the matter by payment of ten equal installments of $12 pursuant to a stipulation for entry of judgment that was to be held by counsel for Synnex and not filed with the court absent breach by the Company. The last payment due on or before June 9, 2003, was paid and the action was dismissed.

         In restructuring existing facility lease agreements (Note 6) and to Resolve litigation brought by Research Venture, LLC ("Research Venture"), the Company agreed to pay Research Venture $500 in installments without interest. The first payment of $75 was made as scheduled in December 2002, with additional payments scheduled of $100 due in March 2003, $150 due in June 2003 and a final payment of $175 due in September 2003. The Company did not timely make the full $150 payment that was due in March 2003. While the Company subsequently tendered the balance of the March payment due, the Company did not pay the full $150 due in June 2003. While the Company subsequently paid the balance of the payment due, Research Venture claimed a default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against the Company per prior stipulation in the amount of $2.7 million and as of August 18, 2003, Research Venture had not executed the entered judgment. The Company is filing a motion to reduce the entered judgment. Separately, the Company is in negotiations with Research Venture to resolve the situation. However, we there is no assurance that the discussions will lead to a successful resolution of the entered judgment. As such, the Company recorded a $1.3 million accrued liability for the three months ended June 30, 2003. The $1.3 million charge consists of the original judgment amount of $3.1 million less $456 of cash previously paid and $1.4 million of shares previously issued.

         At the end of June 2003, the Venetian sent a demand letter to our subsidiary demanding funding, or alternatively taking action to terminate the operating agreement for failure of our subsidiary to meet its funding commitment (Note 4). The Venetian threatened to take action against our subsidiary in the matter, but this obligation, if any, is limited to our subsidiary. Other than the subsidiary's investment in VI, it has no other assets.

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

         The Company is currently in negotiations with the various government agencies that it contracts with to initiate and implement the corrective measures necessary to insure the uninterrupted continuity of the contracts. Although there is no assurance that the contracts will be renewed or that they will not be cancelled, the Company has reason to believe they will be renewed. However, if the contracts are not renewed or if they are cancelled, then a significant portion of the Company's revenues will be lost, which would have a significant adverse impact on the Company's financial condition, results of operations and liquidity.

         As of June 30, 2003, accounts payable totaled $3,940. Of that amount, $2,608 is aged at least 90 days. Unless payment is made or satisfactory payment plans agreed to, it is likely that the vendors will eventually initiate legal actions to collect the amounts owed to them. Currently, the Company has the intent to satisfy its vendor obligations through a combination of payment negotiations, which include extending the terms over time, partial payments of the obligations due as payment in full and converting obligations to long term notes payable.

(10) SUBSEQUENT EVENTS

         Subsequent to June 30, 2003, the Company placed 400,000 share of its common stock in a third party escrow as additional security for the Company's performance under the Forbearance Agreement, which the Company entered into in March 2003 as part of a settlement of an action brought against the Company by Integral Systems, Inc. (Note 5).

         Subsequent to June 30, 2003, Control Break International ("CBI"), a holder of two promissory notes with current outstanding balances of $429 and $27 each due in July 2003 filed an action in Florida to initiate collection of the $456 of balances due (Note 5). The Company intends to defend against the action and to file a motion to dismiss based upon lack of jurisdiction. The Company has held discussions with CBI to resolve the matter, but there can be no assurance on the outcome of those discussions.

         On July 31, 2003, the Company issued stock options to purchase a total of 2.2 million common shares to employees and certain independent contractors. The grant were made, subject to the approval of the board, and would vest 20% upon issuance, and 1/48 per month thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the forward-looking statements be subject to the safe harbors created by those sections.

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

OVERVIEW

         We provide professional Internet data security services and develop and market software and microprocessor-based products needed to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings use public key infrastructure, or PKI, which is the standard technology for securing Internet-based commerce and communications. In addition, Pulsar, one of our wholly-owned subsidiaries, is a computer and networking product reseller that focused on resales to government agencies, large corporate accounts and state and local governments. We acquired Pulsar in June 1999 in exchange for 2,169,938 shares of our common stock. Due to the intensive capital requirements and low margin returns, subsequent to December 31, 2002, we decided to exit the Pulsar line of business and as a result, we are not accepting new orders and we are currently in the final stages of completing a wind down of the Pulsar operations.

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

         To meet our existing obligations, we will need to continue improving our sales and continue controlling our operating expenses. We will also require time to realize the financial benefits of improved operating results together with the continued cooperation of our creditors. We are in discussions with several financing sources regarding additional capital financing of up to $15 million that would have a dilutive effect. However, investors may fail to provide the financing or may impose substantially more dilutive terms than currently proposed. There is no assurance that investors will close a transaction. If a proposed transaction does not close, we will seek other sources of funding, explore the sale of product lines or intellectual property rights, or evaluate merger partners. We may be forced to sell company assets or merge at a price below what we might otherwise realize. We are at a critical juncture for the continued survival of our company.

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

         o REVENUE RECOGNITION. We recognize revenue from product sales, including hardware (with embedded software) and software, upon shipment unless contract terms call for a later date. Revenue from network deployment products is recognized upon transfer of title, generally upon delivery. Revenue from our high assurance token contract is recognized under the cost-to-cost method of percentage of completion. We record an allowance to cover estimated warranty costs in cost of sales. Customers do not have the right of return except for product defects, and product sales are not contingent upon customer testing, approval and/or acceptance. The costs of providing post-contract customer support are not significant. Revenue under service and development contracts is recorded as services are rendered. Revenue from time and material, network deployment service contracts is recognized on the basis of hours incurred plus other reimbursable contract costs incurred during the period.

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

         o VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. In accordance with Statement of Financial Accounting Standards Nos. 141 and 142, we assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at least annually. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The net carrying value of goodwill and other intangible assets not recoverable is reduced to fair value.

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

         We later performed an assessment to measure the fair value of the remaining goodwill as of December 31, 2002 using a multi-period discounted cash flow method. The results of the analysis indicated that no additional write-down was required as of December 31, 2002. We reviewed the assumptions used in the analysis performed as of December 31, 2002 for dates of March 31, 2003 and June 30, 2003 and concluded that such analyses continued to be adequate and no additional write-down was required.

         We believe that our daily market stock price does not provide a reliable indicator of the fair value of our equity. Due to the absence of any research coverage, the market is generally unaware of our new technology advancements. This lack of research coverage is evidenced by a limited trading activity and irregular price behavior of our thinly traded stock. Consequently, the daily closing price of our stock does not provide a meaningful benchmark for our fair value at any one point in time. While the Company's stock price was considered as part of the review process we deemed it more appropriate to assess the fair value of our goodwill by using a multi-period discounted cash flow method, discussed above. However, based on the weighted average stock price for the second quarter, there does not appear to be an impairment of goodwill as of June 30, 2003.

         As indicated above, we are required to perform tests for impairment at least annually. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. No such events have occurred as of June 30, 2003. We cannot predict whether or when there will be additional impairment charges, or the amount of any such charges.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2003

         The following table sets forth the percentage of total revenues represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

                                                 Percentage of Total Revenues
----------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended June 30,           Six Months Ended June 30,
                                                           ------------------------------       ----------------------------
                                                               2002               2003             2002              2003
                                                           -----------         ----------       ----------         ---------
Revenues:
   Product                                                     53.7 %             32.4 %           57.2 %            31.9 %
   Service                                                     19.6               57.2             24.5              45.6
   License                                                     26.7               10.4             18.3              22.5
                                                           -----------         ----------       ----------         ---------

Total revenues                                                100.0              100.0            100.0             100.0
                                                           -----------         ----------       ----------         ---------

Cost of sales:
   Product                                                     24.3                8.9             26.3               8.9
   Service                                                      5.8               12.3              9.0               6.2
   License                                                      1.8                0.2              2.4              11.3
                                                           -----------         ----------       ----------         ---------
Total cost of sales                                            31.9               21.4             37.7              26.4
                                                           -----------         ----------       ----------         ---------

Gross Margin                                                   68.1               78.6             62.3              73.6
                                                           -----------         ----------       ----------         ---------
Operating expenses:
   Selling, general and administrative                         89.3               69.7            102.2              59.2
   Research and development                                    60.5               24.7             75.1              29.1
   Research and development - Wave Systems Corp.               35.7               --               41.0              --
   Amortization of intangibles                                  1.0               --                1.1              --
                                                           -----------         ----------       ----------         ---------
Total operating expenses                                      186.5               94.4            219.4              88.4
                                                           -----------         ----------       ----------         ---------

Operating income (loss)                                      (118.4)             (15.8)          (157.1)            (14.8)
                                                           -----------         ----------       ----------         ---------
Non-operating expenses:
   Unrealized loss (gain) on trading securities                 5.2                0.3              3.0               0.4
   Interest expense, net                                        8.0                8.2              7.8               8.3
   Non-cash interest and financing expense                     15.8               15.9              9.0              15.6
   Equity loss from investee                                   --                  3.6             --                 5.7
   Impairment of equity investee                               --                  3.7             --                 2.0
   Other (income) expense, net                                  7.5               (0.2)             4.6              (0.1)
                                                           -----------         ----------       ----------         ---------
Total non-operating expenses                                   36.5               31.5             24.4              31.9
                                                           -----------         ----------       ----------         ---------
                                                                     (continued)
                                       4



                                                            Three Months Ended June 30,           Six Months Ended June 30,
                                                           ------------------------------       ----------------------------
                                                               2002               2003             2002              2003
                                                           -----------         ----------       ----------         ---------

Loss before income taxes                                     (154.9)             (47.3)          (181.5)            (46.7)
                                                           -----------         ----------       ----------         ---------

Provision for income taxes                                     (0.1)               0.1             --                --
                                                           -----------         ----------       ----------         ---------
Loss from continuing operations                              (154.7)             (47.4)          (181.6)            (46.7)
Loss from discontinued operations                              (4.2)              --               (8.9)             (0.1)
Loss on disposal of discontinued operations                      --                --                --              (1.4)
                                                           -----------         ----------       ----------         ---------

Net loss                                                     (159.0) %           (47.4) %        (190.5) %          (48.2) %
                                                           ===========         ==========       ==========         =========

         TOTAL REVENUES. Total revenues increased 64.5% from $2.3 million during the three months ended June 30, 2002 to $3.8 million during the three months ended June 30, 2003. The change was attributable to an increase in service revenues of $1.7 million offset by a decrease in license revenues of $224,000 and a decrease in product revenues of $11,000. We expect total revenues to continue to increase during the remainder of 2003 due to the delivery of products under existing contracts and new contracts that were not existing previously.

         During the three months ended June 30, 2002, we derived 33.4%, 11.0% and 8.6% of our revenues from sales to General Dynamics ("GD"), an agency of the Department of Defense ("DoD") and Micron PC, LLC, respectively. During the three months ended June 30, 2003, we derived 32.0% and 25.0% of our revenues from sales to GD and DoD. Sales to government agencies accounted for approximately 21.5% and 38.7% of our sales during the three months ended June 30, 2002 and 2003, respectively. We expect our revenues to be heavily concentrated with a few key customers and concentrated in government projects throughout 2003.

         PRODUCT REVENUES. Product revenues decreased $11,000, or .9%, from $1,255,000 during the three months ended June 30, 2002 to $1,244,000 during the three months ended June 30, 2003. The decrease was primarily attributable to our inability to fulfill certain orders due to the lack of sufficient capital required to purchase products from vendors. We expect modest increases in product revenues during the remainder of 2003 based on a shift of customer purchases to newer product models.
         .
         SERVICE REVENUES. Service revenues increased by $1.7 million, or 380.7% from $457,000 during the three months ended June 30, 2002 to $2.2 million during the three months ended June 30, 2003. The increase was primarily attributable to a $670,000 increase in revenues associated with a new contract to add a Java operating system to our USA Card(TM), also referred to as the JForte ("JForte") for the DoD, a $437,000 increase in revenues associated with an existing contract for the next generation PKI infrastructure and a $502,000 increase in revenues associated with as an additional new contract for the next generation PKI infrastructure support. We expect service revenues to continue to increase during 2003 as a result of newly signed and existing service contracts.

         LICENSE REVENUES. License revenues decreased by $224,000, or 36% from $623,000 during the three months ended June 30, 2002 to $399,000 during the three months ended June 30, 2003. The decrease was primarily attributable to a $224,000 decrease of sales under our contract with GD. We expect licensing revenues to increase during 2003 based on incremental sales under the Common Access Card ("CAC") program coupled with increased sales of our Profile Manager(TM) ("PM") software.

         PRODUCT GROSS MARGIN. Product gross margin increased as a percentage of net product revenues from 54.8% during the three months ended June 30, 2002 to 72.7% during the three months ended June 30, 2003. The increase was primarily attributable to reduced costs of products sold during the quarter. We expect product gross margins to remain at similar levels for the remainder of 2003.

         SERVICE GROSS MARGIN. Service gross margin increased as a percentage of net service revenues from 70.2% during the three months ended June 30, 2002 to 78.6% during the three months ended June 30, 2003. The margin percentage increase was primarily attributable to higher margins obtained in our new service contracts. We expect service gross margin percentages to decrease somewhat in 2003 due to the addition of the JForte project. Certain compensation costs formerly considered research and development expense prior to 2003 would be included as cost of sales in 2003 due to the JForte contract.

         LICENSE GROSS MARGIN. License gross margin increased as a percentage of net license revenues from 93.1% during the three months ended June 30, 2002 to 96.9% during the six months ended June 30, 2003. The margin percentage increase was primarily attributable to higher margins obtained under the CAC program. We expect the annual license gross margin percentages during 2003 to remain at 2002 levels based on our projected sales mix for 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased by $594,000, or 28.5% from $2.1 million during the three months ended June 30, 2002 to $2.7 million during the three months ended June 30, 2003. The increase was primarily attributable to a $1.3 million one-time charge related to ongoing litigation with Research Venture, LLC, (further discussed below) offset by reductions in workforce, a reduction in compensation levels and reductions in professional fees during the three months ended June 30, 2003. As a percentage of total revenues, SG&A expenses decreased from 89.3% during the three months ended June 30, 2002 to 69.7% during the three months ended June 30, 2003. The percentage decrease was the result of our success in increasing total revenues by $1.5 million while increasing S,G&A expenses by $594,000. The $1.3 million charge was a one-time expense and therefore we expect SG&A to decrease for the remainder of 2003.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses decreased $466,000 million or 33.0% from $1.4 million during the three months ended June 30, 2002 to $947,000 during the three months ended June 30, 2003. The decrease was primarily attributable to reductions in work force and compensation levels during the three months ended June 30, 2003. As a percentage of total revenues, R&D expenses decreased from 60.5% during the three months ended June 30, 2002 to 24.7% during the three months ended June 30, 2003. As noted in the discussion of Service Gross Margin above, certain compensation costs formerly considered R&D expenses prior to 2003 are being be included as cost of sales in 2003, as such, we expect R&D to decrease for the remainder of 2003.

         RESEARCH AND DEVELOPMENT EXPENSES - WAVE SYSTEMS CORP. Effective August 31, 2002, we terminated a development contract with Wave Systems Corp. By canceling the development contract, we no longer incur the monthly development charge of $278,000. This caused a reduction of $833,000 in expenses during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

         AMORTIZATION OF INTANGIBLES. As described under the heading "Critical Accounting Policies", amortization of intangibles ceased with the adoption of Statement No. 142.

         UNREALIZED LOSS ON TRADING SECURITIES. Unrealized loss on trading securities decreased from $121,000 during the three months ended June 30, 2002 to $10,000, during the three months ended June 30, 2003. The loss is attributable to our holding in Wave Systems Corp., which decreased from 80,000 shares at June 30, 2002 to 57,000 shares at June 30, 2003. We expect to sell the remaining shares of Wave during the remainder of 2003.

         INTEREST EXPENSE, NET. Interest expense, net increased from $189,000 during the three months ended June 30, 2002 to $313,000 during the three months ended June 30, 2003. The increase was primarily attributable to the increase in accrued interest from notes payable and interest expense related to settlement with certain vendors. We expect interest expense to continue to remain at the current levels until the level of debt is reduced.

         NON-CASH INTEREST AND FINANCING EXPENSE. Non-cash interest and financing expense increased from $368,000 for the three months ended June 30, 2002 to $611,000 during the three months ended June 30, 2003. The increase related to the issuance of common stock in lieu of cash interest payments on convertible secured promissory notes issued on April 16, 2002, and amortization of other debt issue costs. Based on the current outstanding notes, we expect non-cash interest and financing expense to remain at or above the second quarter levels for the remainder of 2003.

         The convertible secured promissory notes issued on April 16, 2002, contain a beneficial conversion feature. When a convertible security contains a conversion price that is less than quoted trading price of a company's common stock at the date of commitment, then the difference between the conversion price and the common stock price is called a beneficial conversion feature. Emerging Issues Task Force ("EITF") Issue No. 00-27, which revises EITF Issue No. 98-5, requires both the recording of a discount to recognize the computed value of the conversion feature and amortization of the amount recorded over the term of the security.

         Of the aggregate $5.8 million convertible secured promissory notes issued on April 16, 2002, we allocated approximately $2.6 million to the value of the warrants and the remaining $3.2 million to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro-rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $518,000 for the quarter ended June 30, 2003.

         In connection with issuances of the April 16, 2002 convertible secured promissory notes and warrants, we incurred approximately $741,000 of debt issuance costs comprised of legal and professional fees, in addition to $183,000 in value calculated for the 110,000 warrants issued to the placement agent in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $50,000 for the quarter ended June 30, 2003.

         OTHER(INCOME) EXPENSE, NET. Other (income) expense, net, improved from $174,000 of other expense, net, during the three months ended June 30, 2002 to $6,000 of other income during the three months ended June 30, 2003. During the three months ended June 2002, there were expenses associated with the unoccupied Spectrum building of 50,000, a $71,000 reduction of estimated liabilities related to revisions of estimates, a $153,000 note discount associated with the repayment of a note from our co-chairman, and a $42,000 write-off of interest receivable with the same note. There were no such transactions during the six months ended June 30, 2003.

         INCOME TAXES. Tax expense increased from $2,000 tax benefit for the three months ended June 30, 2002 to $3,000 tax expense for the three months ended June 30, 2003. The tax expense for the three months ended June 30, 2003, related to minimum franchise taxes for the State of California.

         LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation decreased from $99,000 for the three months ended June 30, 2002 to zero dollars for the three months ended June 30, 2003. During the first quarter of 2003, management decided to discontinue the Pulsar operations and to focus solely on the core business of information security products and services. We expect minimal, if any, further losses from discontinued operations for the remainder of 2003.

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND 2003

         TOTAL REVENUES. Total revenues increased by $3.1 million or 75.8% from $4.1 million during the six months ended June 30, 2002 to $7.1 million during the six months ended June 30, 2003. The change was attributable to increases in license revenues and service revenues of $2.5 million and $613,000, respectively, offset by a decrease in product revenues of $51,000. We expect total revenues to continue to increase during the remainder of 2003 due to the delivery of products under existing contracts and new contracts that were not existing previously.

         During the six months ended June 30, 2002, we derived 29.9%, 15.4% and 9.1% of our revenues from sales to GD, DoD and U.S. Army Corps. of Engineers ("USACE"), respectively. During the six months ended June 30, 2003, we derived 32.0% and 35.0% of our revenues from sales to GD and DoD. Sales to government agencies accounted for approximately 21.4% and 43.9% of our sales during the six months ended June 30, 2002 and 2003, respectively. We expect our revenues to be heavily concentrated with a few key customers and concentrated in government projects throughout 2003.

         PRODUCT REVENUES. Product revenues decreased by $51,000, or 2.2%, from $2,325,000 during the six months ended June 30, 2002 to $2,274,000 during the six months ended June 30, 2003. The decrease was primarily attributable to our inability to fulfill certain orders due to the lack of sufficient capital required to purchase products from vendors. We expect modest increases in product revenues during the remainder of 2003 based on a shift of customer purchases to newer product models.

         SERVICE REVENUES. Service revenues increased by $2.3 million or 227.8% from $994,000 during the six months ended June 30, 2002 to $3.2 million during the six months ended June 30, 2003. The increase was primarily attributable a $1.0 million increase in revenues associated with a new contract for the development of JForte, a $552,000 increase in revenues associated with an additional new contract for the next generation PKI infrastructure, a $246,000 increase in revenues associated with an existing contract for the next generation PKI infrastructure support and a $261,000 increase in revenues associated with an existing contract for Fortezza support. We expect service revenues to continue to increase during 2003 as a result of newly signed and existing service contracts.

         LICENSE REVENUES. License revenues increased by $864,000, or 116.3%, from $743,000 during the six months ended June 30, 2002 to $1.6 million during the six months ended June 30, 2003. The increase was primarily attributable to a $720,000 increase in revenues associated with the purchased licenses related to the new contract for JForte and a $96,000 increase in revenues associated with a new contract for the next generation PKI infrastructure. We expect licensing revenues to continue to increase during 2003 based on incremental sales under the CAC program coupled with increased sales of our PM software.

         PRODUCT GROSS MARGIN. Product gross margin increased as a percentage of net product revenues from 54.0% during the six months ended June 30, 2002 to 72.0% during the six months ended June 30, 2003. The increase was primarily attributable to reduced costs of products sold during the quarter. We expect product gross margins to remain at similar levels for the remainder of 2003.

         SERVICE GROSS MARGIN. Service gross margin increased as a percentage of net service revenues from 63.3% during the six months ended June 30, 2002 to 86.5% during the six months ended June 30, 2003. The margin percentage increase was primarily attributable to higher margins obtained in our new service contracts. We expect service gross margin percentages to decrease somewhat in 2003 due to the addition of the JForte project. We also expect that certain compensation costs formerly considered research and development expense prior to 2003 would be included as cost of sales in 2003 due to the JForte contract.

         LICENSE GROSS MARGIN. License gross margin decreased as a percentage of net license revenues from 87.1% during the six months ended June 30, 2002 to 50.2% during the six months ended June 30, 2003. The margin percentage decrease was primarily attributable to higher margins obtained under the CAC program. We expect the annual license gross margin percentages during 2003 to remain at 2002 levels based on our projected sales mix for remainder of 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. S,G&A expenses increased by $75,000 or 1.8% from $4.1 million during the six months ended June 30, 2002 to $4.2 million during the six months ended June 30, 2003. The increase was primarily attributable to a $1.3 million one-time charge related to ongoing litigation with Research Venture, LLC, (further discussed below) offset by reductions in work force, a reduction in compensation levels and reductions in professional fees during the six months ended June 30, 2003. As a percentage of total revenues, S,G&A expenses decreased from 102.2% during the six months ended June 30, 2002 to 59.2% during the six months ended June 30, 2003. The percentage decrease was the result of our success in increasing total revenues by $3.1 million while increasing S,G&A expenses by $75,000. The $1.3 million charge was a one-time expense and therefore we expect SG&A to decrease for the remainder of 2003.

         RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased $962,000 or 31.5% from $3.1 million during the six months ended June 30 2002 to $2.1 million during the six months ended June 30, 2003. The decrease was primarily attributable to reductions in work force and compensation levels during the six months ended June 30, 2003. As a percentage of total revenues, R&D expenses decreased from 75.1% during the six months ended June 30, 2002 to 29.2% during the six months ended June 30, 2003. As noted in the discussion of Service Gross Margin above, certain compensation costs formerly considered R&D expenses prior to 2003 are being be included as cost of sales in 2003, as such, we expect R&D to decrease for the remainder of 2003.

         RESEARCH AND DEVELOPMENT EXPENSES - WAVE SYSTEMS CORP. Effective August 31, 2002, we terminated a development contract with Wave Systems Corp. By canceling the development contract, we no longer incur the monthly development charge of $278,000. This caused a reduction of $1.7 million in expenses during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles ceased with the adoption of Statement No. 142. Accordingly, during the six months ended June 30, 2002, we had amortization expense of $46,000 as compared to zero dollars in the six months ended June 30, 2003.

         UNREALIZED LOSS ON TRADING SECURITIES. There was an unrealized loss on trading securities during the six months ended June 30, 2003 of $25,000, which pertained to our holding in Wave Systems Corp., which decreased from 80,000 shares at June 30, 2002 to 57,000 shares at June 30, 2003. We expect to sell the remaining shares of Wave during the remainder of 2003.

         INTEREST EXPENSE, NET. Interest expense, net increased from $315,000 during the six months ended June 30, 2002 to $590,000 during the six months ended June 30, 2003. The increase was primarily attributable to the increase in accrued interest from notes payable and interest expense related to settlement with certain vendors. The increase in interest expenses is expected to continue until the level of debt is reduced.

         NON-CASH INTEREST AND FINANCING EXPENSE. Non-cash interest and financing expense increased by $743,000 or 201.9% from $368,000 for the six months ended June 30, 2002 to $1.1 million during the six months ended June 30, 2003. The increase related to the issuance of common stock in lieu of cash interest payments on convertible secured promissory notes issued on April 16, 2002, and amortization of other debt issue costs. Based on the current outstanding notes, we expect non-cash interest and financing expense to remain at or above the second quarter levels for the remainder of 2003.

         The beneficial conversion feature methodology and related dollar amounts allocated to the warrants and beneficial conversion feature is discussed in the non-cash interest and financing expense in the three month period above. Accretion of the discounts totaled $968,000 for the six months ended June 30, 2003.

         In connection with issuances of the April 16, 2002 convertible secured promissory notes and warrants, we incurred approximately $741,000 of debt issuance costs comprised of legal and professional fees, in addition to $183,000 in value calculated for the 110,000 warrants issued to the placement agent in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $100,000 for the six months ended June 30, 2003.

         OTHER(INCOME) EXPENSE, NET. Other (income) expense, net, improved from $187,000 of other expense, net during the six months ended June 30, 2002 to $6,000 of other income during the six months ended June 30, 2003. During the six months ended June 2002, there were expenses associated with the unoccupied Spectrum building of $64,000, a $71,000 reduction of estimated liabilities related to revisions of estimates, a $153,000 note discount associated with the repayment of a note from our co-chairman and a $42,000 write-off of interest receivable with the same note. There were no such transactions during the six months ended June 30, 2003.

         INCOME TAXES. Tax expense increased from $2,000 for the six months ended June 30, 2002 to $3,000 for the six months ended June 30, 2003. The tax expense for the three months ended June 30, 2003, related to minimum franchise taxes for the State of California.

         LOSS FROM DISCONTINUED OPERATION AND LOSS ON DISPOSAL OF DISCONTINUED OPERATION. Loss from discontinued operation decreased by $354,000, or 97.5%, from $363,000 for the six months ended June 30, 2002 to $9,000 for the six months ended June 30, 2003. Loss on Disposal of discontinued operation increased from zero dollars for the six months ended June 30, 2002 to $97,000 for the six months ended June 30, 2003. During to the first quarter of 2003, management decided to discontinue the Pulsar operations and to focus solely on the core business of information security products and services. We expect minimal, if any, further losses from discontinued operations for the remainder of 2003.

   LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had a working capital deficit of $8.1 million. We incurred net losses of $1.8 million and $3.4 million for the three and six months then ended, respectively. We expect to continue to incur additional losses in the current year. Given our June 30, 2003 cash balance of $512,000 and our projected operating cash requirements, we anticipate that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2003. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses, liquidity available under our accounts receivable financing, as well as additional debt or equity financing. We will continue to seek other sources of funding, explore the sale of product lines or intellectual property rights, or evaluate merger partners.

         In October 2002, we executed a new factoring agreement with Bay View Funding ("BVF"). During the quarter ended June 30, 2003, we incurred defaults for other than payment of principal or interest under both our accounts receivable financing with BVF and our long-term convertible notes. We requested waivers from the holders of the notes, but the noteholders did not grant such waivers. This means the noteholders have the right to declare us in default and call all of their debt due and immediately payable. With the potential of the notes being called for payment, we re-classified what would have otherwise been long-term debt as short-term debt in the consolidated balance sheets as of June 30, 2003 and December 31, 2002. The BVF agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore requested, but have not received, a waiver of such default.

         Cash used in operations for the six months ended June 30, 2003 was $904,000 compared to $7.0 million during the same period last year. The decrease in cash used in operations was primarily attributable to a reduction in operating loss for the six month period and smaller reductions of $472,000, $283,000 and $296,000 in accounts payable, deferred revenue and accounts receivable, respectively. Also, the decrease was partially offset by an increase of $1.7 million in accrued liabilities. At June 30, 2003 the balance in accounts receivable was $1.9 million and the balance in accounts payable was $3.9 million, of which approximately $2.6 million has aged 90 days or more. As of June 30, 2003, $371,000 in accounts receivable was factored under our arrangement with BVF. As a result, sufficient amounts of accounts receivable will not be available to provide us with cash to meet our future cash needs and we will need to continue using cash to reduce accounts payable. We expect to continue to use cash in operations due to existing current liabilities that will need to be paid in 2003.

         Cash used in investing activities for the six months ended June 30, 2003 was $102,000 compared to $1.1 million cash provided by investing activities for the same period in 2002. The change in cash used in investing activities during the six months ended June 30, 2003 was primarily attributable to our having made no sales of trading securities during the six months ended June 30, 2003. Cash provided by investing activities during the six months ended June 30, 2002 was primarily attributable to proceeds from the sale of trading securities of $1.1 million. The market value of trading securities held at June 30, 2003 was approximately $50,000. As of August 14, 2003, we have sold the remainder of the investment securities for an approximate amount of $171,000. We do not expect any significant increases or decreases from cash provided by or used in investing activities in the remainder of 2003.

         Cash provided by financing activities for the six months ended June 30, 2003 was $965,000 compared to $3.1 million during the six months ended June 30, 2002. The cash provided by financing activities during the six months ended June 30, 2003 was primarily attributable to additional borrowings of $1.1 million required for working capital issued under notes payable partially offset by principal payments on note payables to related party of $210,000. We expect to have increases in cash provided by financing activities in 2003 due to our efforts to obtain additional working capital.

         As of June 30, 2003, the balance of trading securities decreased from $76,000 as of December 31, 2002 to $50,000 due to a decline in the market value of Wave shares, and our recognition of approximately $25,000 in losses from this decline. As of August 14, 2003, we have sold the remainder of the investment securities for an approximate amount of $171,000. As of June 30, 2003, accounts receivable totaled $1.9 million as compared to $1.6 million as of December 31, 2002. This increase was mainly attributable to increased revenues for the quarter primarily associated with the funded JForte development project. Accounts payable of $3.9 million as of June 30, 2003 decreased from $4.4 million as of December 31, 2002. The decrease is attributable primarily to payments on balances due to vendors. Accrued liabilities increased from $1.3 million at December 31, 2002 to $3 million as of June 30, 2003. This increase in accrued liabilities was mainly attributable to increases in accruals for deferred compensation and interest expense. An accrual was also recorded for the remaining rent payments associated with the former Pulsar operations in the amount of $97,000. We anticipate the trend of lower accounts receivable, accounts payable and accrued liabilities to continue until sales increase and the increased operations require an expanded workforce.

         We have experienced net losses and negative cash flows from operations for the last several years, and as of June 30, 2003, we had an accumulated deficit of $111 million. We have financed our past operations principally through the issuance of common stock in a public offering and the issuance of convertible debt. The net proceeds from our public offering were approximately $35.3 million. The proceeds from the issuance of convertible debt for the year ended December 31, 2002 were $4.8 million. We raised $1.1 million through the issuance of secured convertible promissory notes during the six months ended June 30, 2003. We have also issued notes and common stock to settle or restructure previously executed agreements.

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

         The combination of reduced accounts receivable financing availability and the unwillingness of primary vendors of our now discontinued network deployment business to sell additional product to us on open account because of significant past due amounts caused a substantial reduction in the sales and related cost of sales during the year ended December 31, 2002, which in turn reduced cash flow. The reduced cash flow impaired our ability to meet vendor commitments as they became due. Due to the intensive capital requirements and low margin returns, during the quarter ended March 31, 2003 we decided to exit the Pulsar line of business and as a result, we are not accepting new orders and we are currently in the final stages of completing a wind down of the Pulsar operations.

         In November 2000, we executed an alliance agreement with EDS for the marketing of our products to EDS customers. This alliance called for a joint working relationship between the two companies, was non-exclusive and had a term of ten years. On August 27, 2001, EDS and we executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers. Under this agreement, as of December 31, 2002, $1.0 million remained outstanding and unpaid to EDS for purchases of hardware and software. EDS and we executed a Master Services Agreement dated as of November 14, 2001 ("MSA") whereby beginning December 1, 2001 and ending December 31, 2006, EDS and we established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a trust assurance network ("TAN"). The MSA task order required that we pay a monthly fee of $44,000 for account, test and lab management services beginning January 1, 2002. As of June 30, 2003, EDS and we executed a Termination and General Release Agreement ("TGRA") whereby the MSA has been terminated effective December 31, 2002. Pursuant to the TGRA, we agreed to pay EDS a total of $230,579 prior to December 1, 2003 related to past due charges and accordingly EDS and we released each other from further obligation, thereby terminating the MSA.

         During 2001, we arranged for the lease of two buildings approximating 63,000 square feet that were under construction and were subsequently completed in the Spectrum area of Irvine, California from an entity that was partially owned by our co-chairman, Mr. Shah. On one building totaling approximately 23,000 square feet, we sublet one-half of the building on terms and conditions matching the underlying lease. The sublease was with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it did not make any monthly rent payments. In October 2002, we restructured our lease obligations with our landlord, Research Venture, LLC, for the two buildings. This restructuring and settlement revised the estimate of anticipated costs relative to the disposition of one of the building leases that was recorded in 2001 in the amount of $2.2 million, which was net of anticipated offsetting sublease income. As a result of the restructuring and settlement, we increased stockholders' equity by $1.7 million through the issuance of common stock valued for financial reporting purposes at $956,000 and recorded a gain of $700,000 for the year ended December 31, 2002. The settlement required us to issue 959,323 shares of common stock, pay $500,000 in cash over a one-year period, cancel the lease on one building approximating 23,000 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40,000 square feet for an initial monthly rental rate of $55,000 plus common area costs beginning in December 2002. The first payment of $75,000 toward the $500,000 was made as scheduled in December 2002, with additional payments scheduled of $100,000 due in March 2003, $150,000 due in June 2003 and a final payment of $175,000 due in September 2003. We did not timely make the full $150,000 payment that was due in March 2003. Although we subsequently paid the balance of the March payment due, we did not pay the full $150,000 due in June 2003. Although we subsequently tendered the full amount due, the late payment means we are currently in default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against us per prior stipulation in the amount of $2.7 million and as of August 18, 2003, Research Venture had not executed the entered judgment. We are filing a motion to reduce the entered judgment. Separately, we are in negotiations with Research Venture to resolve the situation. However, we there is no assurance that the discussions will lead to a successful resolution of the entered judgment. As such, we have recorded a $1.3 million accrued liability for the three months ended June 30, 2003.
The $1.3 million accrual consists of the original judgment amount of $3.1 million less $456,000 of cash previously paid and $1.4 million of shares previously issued. The monthly rental rate on the seven-year lease is scheduled to increase to $73,000 plus common area costs, at the beginning of the third year. We record rent expense on a straight-line basis. At our option, a portion of the rental rate may be paid either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360,000 subordinated convertible promissory note that we issued as prepaid rent. In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest.

         In October 2002, we terminated our accounts receivable financing arrangement with Wells Fargo Business Credit, Inc. and entered into a factoring agreement with BVF. The new factoring agreement contains a maximum advance of $750,000, was for an initial term of three months, and automatically renews for successive three-month periods. We may terminate this agreement at any time without the payment of any early termination fees, provided that we give at least thirty days written notice to BVF prior to the end of any renewal term. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every 30-day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the 30-day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day period beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains representations, warranties, and covenants and requires a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750,000 or approximately $2,000 per month. The agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore recently requested a waiver of such default, but have not yet received such a waiver, and thus remain in default.

         Our significant fixed commitments with respect to term debt, leases and inventory purchases as of June 30, 2003 were as follows:

                                                   PAYMENTS FOR THE YEARS ENDING DECEMBER 31,
                                      ----------------------------------------------------------------------
                                          TOTAL        2003      2004 & 2005    2006 & 2007   2008 & AFTER
                                          -----        ----      -----------    -----------   ------------
CONTRACTUAL OBLIGATIONS
Convertible Notes Term Debt.......      $ 8,282,000 $ 1,964,000   $6,319,000     $       --     $      --
Operating Leases..................        6,356,000     747,000    2,483,000      2,282,000       844,000
Unconditional Purchase Obligations          488,000     488,000           --             --            --
----------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations     $ 15,126,000 $ 3,199,000   $8,802,000     $2,282,000     $ 844,000

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

         o sales of products into the commercial markets are taking longer to develop than originally anticipated and our alliance with EDS did not produce expected revenues;

         o lower than expected margins and reduced revenues from our Pulsar subsidiary ultimately led us to limit sales orders and eventually discontinue that operation;

         o entering into the lease for additional facilities was a poor decision that burdened us with additional fixed expenses that are a drain on operating results; and

         o Investment in our subsidiary, SSP Gaming, formed to conduct business and activities relative to the gaming industry has been a financial drain.

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

         o Financing of Receivables. We plan to generate cash by financing receivables as allowed under the BVF agreement.

         o        Sale of Investments. We may sell investments to generate cash.
                  The market value of trading securities was $50,000 at June 30, 2003. Since that date, we have sold the remainder of the investment securities for an approximate amount of $171,000.

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

         o Issuance of Stock to Pay Interest. During 2002, we issued 105,861 shares 127,035 shares and 211,727 shares as payment of interest due on our April 16, 2002 secured convertible promissory notes for the three month periods ended June 30, 2002, September 30, 2002, and December 31, 2002, respectively. During the quarter ended June 30, 2003, we issued 201,291 as payment for interest due for the three months ended March 31, 2003. We will issue additional stock in the future to pay interest on long-term debt.

         o Reductions in Work Force. We reduced our work force in 2002 and decreased the cash compensation paid to the remaining workforce. We may be forced to make similar reductions in the future if we do not realize our projected sales plans.

         If we do not receive adequate financing, we could be forced to merge with another company or cease operations.

         While we have a history of selling products in government markets, our new products that are just entering production after years of development have no sales history. Additionally, we are entering commercial markets with our products and are still developing acceptance of our offerings. Considerable uncertainty currently exists with respect to the adequacy of current funds to support our activities beyond June 30, 2003. This uncertainty will continue until a positive cash flow from operations is achieved. Additionally, we are uncertain as to the availability of financing from other sources to fund any cash deficiencies.

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

         Based upon forecasted sales and expense levels, we currently anticipate that existing cash, cash equivalents, investments, term-out arrangements with vendors and the current availability under our BVF factoring agreement will not be sufficient to satisfy our contemplated cash requirements through December 31, 2003. However, our forecast is based upon certain assumptions, which may differ from actual future outcomes. We have incurred defaults under our financing agreements in the past. As discussed above, the BVF agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore requested a waiver of such default. We therefore may not be able to draw funds in the future, which would affect our ability to fund our operations. Additionally, without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses.

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

         We may not become profitable or significantly increase our revenue. We incurred net losses of $8.6 million for the year ended December 31, 2002 and $3.4 million for the six months ended June 30, 2003. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis.

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

         We depend on a limited number of customers for a substantial portion of our revenue. During the three months ended June 30, 2003 and the year ended December 31, 2002, we derived 32% and 26%, respectively, of our consolidated net revenue for that period from an individual customer. Many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from those customers.

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

         Sales to United States government agencies accounted for 39% and 22% of our consolidated revenues for the three months ended June 30, 2003 and the year ended December 31, 2002, respectively and 44% and 21% of our consolidated revenues for the six months ended June 30, 2003 and 2002, respectively. Our sales to these agencies are subject to risks that include:

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

         We have obtained approvals to export certain of our products and we plan to increase our international sales. Our inability to obtain or maintain federal or foreign regulatory approvals relating to the import or export of our products on a timely basis could adversely affect our ability to expand our international business. Additionally, our international operations could be subject to a number of risks, any of which could adversely affect our future international sales, including:

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

         In May 2002, Integral Systems, Inc. filed an action against us alleging that we breached a promissory note for the payment of $389,610, Integral then obtained a confessed judgment for approximately $327,250. In March 2003 we executed settlement papers that would permit Integral Systems to file a stipulated judgment against us in the amount of the unpaid balance if we default on a payment schedule that requires us to make payments of $20,000 per month until the balance is paid in full. We placed 400,000 shares of our common stock into a third party escrow as security until the balance is paid in full.

         In June 2002, Research Venture, LLC filed two lawsuits against us alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. We surrendered possession of both properties and negotiated a restructuring of our obligations under the leases. Under the restructuring arrangement, we agreed to make cash payments to Research Venture aggregating $500,000, and we issued 959,323 shares of common stock and a subordinated convertible promissory note in the principal amount of $360,000 that represents prepaid rent on a property we are leasing from Research Venture and is convertible into an aggregate of up to 276,923 shares of common stock. Research Venture will be entitled to entry of the stipulated judgment in the maximum aggregate amount of $3.1 million, less consideration we pay prior to any entry of the judgment, if we do not comply with the terms of the restructuring arrangement through December 2004. On August 11, 2003, Research Venture obtained a judgment against us per prior stipulation in the amount of $2.7 million and as of August 18, 2003, Research Venture had not executed the entered judgment. We are filing a motion to reduce the entered judgment. Separately, we are in negotiations with Research Venture to resolve the situation. However, we there is no assurance that the discussions will lead to a successful resolution of the entered judgment. As such, we have recorded a $1.3 million accrued liability for the three months ended June 30, 2003. The $1.3 million charge consists of the original judgment amount of $3.1 million less $456,000 of cash previously paid and $1.4 million of shares previously issued.

         In July 2003 Control Break International ("CBI"), a holder of two promissory notes with current outstanding balances of $429 and $27 each due in July 2003 filed an action in Florida to initiate collection of the $456 of balances due. The Company intends to defend against the action and to file a motion to dismiss based upon lack of jurisdiction. The Company has held discussions with CBI to resolve the matter, but there can be no assurance on the outcome of those discussions.

         At the end of June 2003, the Venetian sent a demand letter to our subsidiary demanding funding, or alternatively taking action to terminate the operating agreement for failure of our subsidiary to meet its funding commitment (Note 4). The Venetian threatened to take action against our subsidiary in the matter, but this obligation, if any, is limited to our subsidiary.

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

         During 2002, several vendors filed or threatened to file suits against us related to outstanding account balances that are included within our accounts payable. We reached oral agreement with several vendors, including one vendor who had filed suit against us. We are making payments on the amount owed to the vendor who filed suit against us and executed an agreement to extend the terms of the existing accounts payable balance. However, if we fail to make the required payments and the collection suit goes to judgment, there would be an adverse impact on our financial condition and liquidity.

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

         We later performed an assessment to measure the fair value of the remaining goodwill as of December 31, 2002 using a multi-period discounted cash flow method. The results of the analysis indicated that no additional write-down was required as of December 31, 2002. We reviewed the assumptions used in the analysis performed as of December 31, 2002 for dates of March 31, 2003 and June 30, 2003 and concluded that such analyses continued to be adequate and no additional write-down was required.

         We believe that our daily market stock price does not provide a reliable indicator of the fair value of our equity. Due to the absence of any research coverage, the market is generally unaware of our new technology advancements. This lack of research coverage is evidenced by a limited trading activity and irregular price behavior of our thinly traded stock. Consequently, the daily closing price of our stock does not provide a meaningful benchmark for our fair value at any one point in time. While the Company's stock price was considered as part of the review process we deemed it more appropriate to assess the fair value of our goodwill by using a multi-period discounted cash flow method, discussed above.

         We are required to perform tests for impairment at least annually. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount no such events have occurred as of June 30, 2003. We cannot predict whether or when there will be additional impairment charges, or the amount of any such charges. If the charges are significant, they could cause the market price of our common stock to decline.

     WE MAY RELOCATE A PORTION OF OUR SOFTWARE DEVELOPMENT TO INDIA, WHICH COULD PROVE TO BE UNPROFITABLE DUE TO RISKS INHERENT IN INTERNATIONAL BUSINESS ACTIVITIES.

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

         The quantitative listing standards of The Nasdaq National Market require, among other things, that listed companies maintain a minimum bid price of $1.00. In November 2002, we received a notice from Nasdaq indicating that our common stock had failed to maintain the required minimum bid price of $1.00 for the last 30 consecutive trading days and that, therefore, we had until February 20, 2003 to regain compliance with that requirement. We did not timely regain compliance with that requirement. In March 2003, we received a notice from Nasdaq that the period to regain compliance with the $1.00 minimum bid price had been extended an additional 90 days, through May 21, 2003. On May 22, 2003, we received a Nasdaq staff determination that we failed to timely regain compliance with the minimum bid price requirement and that our stock was subject to delisting. We appealed the staff's determination to a listing qualifications panel for consideration. On August 14, 2003, we received the findings of the panel, which allowed us through October 31, 2003 to evidence a closing bid price of at least $1.00 per share, with the requirement to have a closing bid price immediately thereafter of at least $1.00 per share for ten consecutive trading days. We may be permitted to submit an application to transfer the listing of our common stock to The Nasdaq SmallCap Market if we satisfy the continued inclusion requirements for The Nasdaq SmallCap Market. The successful transfer of the listing of our common stock to The Nasdaq SmallCap Market would make available an extended grace period for the minimum $1.00 bid price requirement and would make available an additional 180 calendar day grace period if we meet the initial listing criteria for The Nasdaq SmallCap Market.

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

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the 52-week period ended August 12, 2003, the high and low closing sale prices of our common stock were $1.54 and $.50, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

         If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which investees purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investees may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

     A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ARE OR WILL BECOME ELIGIBLE FOR PUBLIC SALE, AND SALES OF LARGE NUMBERS OF OUR SHARES COULD ADVERSELY AFFECT THEIR MARKET PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of August 14, 2003, we had issued and outstanding 25,522,283 shares of common stock, a majority of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Our common stock historically has been thinly traded. Our average daily trading volume between August 13, 2002 and August 12, 2003 was 11,699 shares. If our stockholders seek to sell numbers of shares significantly in excess of our typical volume, the market price of our shares may decline. Any adverse effect on the market price for our common stock could make it more difficult for us to sell equity securities at a time and at a price that we deem appropriate.

     THE MARKET PRICE OF OUR COMMON STOCK COULD SUBSTANTIALLY DECLINE IF ALL OR A SIGNIFICANT PORTION OF OUR OUTSTANDING DERIVATIVE SECURITIES WERE CONVERTED INTO OR EXERCISED FOR SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OR EXERCISE AND THEN RESOLD INTO THE MARKET.

         As of August 14, 2003, we had outstanding 25,522,283 shares of common stock and also had outstanding options, warrants and promissory notes that were exercisable for or convertible into approximately 14,506,000 shares of our common stock. If the conversion or exercise prices at which our outstanding derivative securities are converted or exercised are lower than the market price immediate dilution will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion or exercise of our outstanding derivative securities, or even the perception that such sales could occur, could adversely affect the market price of our common stock. Therefore a substantial decline in the value of our shares could result from both the actual and potential conversion or exercise of our outstanding derivative securities and the actual and potential resale of the underlying shares into the market.

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

         The agreements we entered into in connection with our issuance of secured convertible promissory notes and related warrants and in connection with settlement of litigation require us to, among other things, register for resale the shares of common stock issued or issuable under those arrangements and to maintain the effectiveness of the registration statements for an extended period of time. If we are unable to timely obtain and maintain effectiveness of the required registration statements or obtain appropriate waivers or if we default under the arrangements for any other reason, then the holders of the notes could, among other things, require us to pay substantial penalties, require us to repay the notes at a premium and/or foreclose upon their security interest in our assets, and the parties to the settlement arrangements could take action against us that could include the filing of a substantial stipulated judgment. Any of these events would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by negatively impacting our cash flows.

     A SMALL NUMBER OF STOCKHOLDERS, WHO INCLUDE CERTAIN OF OUR OFFICERS AND DIRECTORS, HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES AND TO TAKE ACTION BY WRITTEN CONSENT WITHOUT A MEETING OF STOCKHOLDERS.

         As of June 30, 2003, our co-chairmen, Kris Shah and Marvin Winkler and certain of their family members and affiliates owned, in the aggregate, approximately 53.6% of our outstanding common stock. Those stockholders, if acting together, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote. Further, those stockholders have the ability to take action by written consent on those matters without a meeting of stockholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. Also, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders, and may adversely affect the market price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Our co-chief executive officers and chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our co-chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         (b) During the quarter ended June 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Research Venture, LLC filed a complaint against us on June 4, 2002 and filed first amended complaints against us on August 6 and August 7, 2002 in the Superior Court for the State of California, County of Orange, Central Justice Center (Case Nos. 02CC10109 and 02CC10111) alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. We surrendered possession of both properties and negotiated a restructuring of our obligations under the leases. The restructuring involved, among other terms, our entry on October 23, 2002 into a stipulation for entry of judgment that will permit Research Venture, LLC to file a judgment against us in the maximum aggregate amount of $3.1 million, less consideration we pay prior to any entry of the judgment, if we do not comply with the terms of the restructuring arrangement for the next two years. We have issued 959,323 shares of common stock with an agreed upon value of $1.2 million as payment toward the maximum aggregate amount. The first payment of $75,000 was made as scheduled in December 2002, with additional payments scheduled of $100,000 due in March 2003, $150,000 due in June 2003 and a final payment of $175,000 due in September 2003. We did not timely make the full $150,000 payment that was due in March 2003. We subsequently paid the balance of the March payment due but did not pay the full $150,000 due in June 2003. Research Venture claimed a default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against the Company per prior stipulation in the amount of $2.7 million and as of August 18, 2003, Research Venture had not executed the entered judgment. We are filing a motion to reduce the entered judgment. Separately, we are in negotiations with Research Venture to resolve the situation. However, we there is no assurance that the discussions will lead to a successful resolution of the entered judgment. As such, we have recorded a $1.3 million accrued liability for the three months ended June 30, 2003. The $1.3 million charge consists of the original judgment amount of $3.1 million less $456,000 of cash previously paid and $1.4 million of shares previously issued.

         Subsequent to June 30, 2003, Control Break International ("CBI"), a holder of two promissory notes with current outstanding balances of $429 and $27 each due in July 2003 filed an action in Florida to initiate collection of the $456 of balances due. We intend to defend against the action and to file a motion to dismiss based upon lack of jurisdiction. We have held discussions with CBI to resolve the matter, but there can be no assurance on the outcome of those discussions.

         Subsequent to June 30, 2003 we issued 400,000 shares to a third party escrow relative to the Integral matter (see Item 2 below).

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 2002, Integral Systems, Inc. filed an action against us in the Circuit Court for Montgomery County, Maryland, Case No. 232706, alleging that we breached a promissory note for the payment of $389,610. Integral Systems then obtained a confessed judgment against us for approximately $327,250, and amounts related the judgment have been accrued in the financial statements for the year ending December 31, 2002. In March 2003, we executed settlement papers that would permit Integral Systems to file a stipulated judgment against us in the amount of the unpaid balance if we default on a payment schedule that requires us to make payments of $20,000 per month until the balance is paid in full. If an agreed upon amount not paid in full by June 30, 2003, the Company was required to place 400,000 common shares into a third party escrow. The Company did not make the payment and deposited the shares into escrow in July 2003. In March 2003 we also issued a warrant to purchase up to 150,000 shares of our common stock at an exercise price of $1.30 per share as part of the settlement. The warrant has a three-year term and contains a cashless exercise provision. The shares of common stock underlying the warrants bear registration rights.

         In April 2003, we issued an aggregate of 201,291 shares of common stock to four entities and two individuals upon conversion of $142,918 of interest due to them on 10% secured convertible promissory notes due December 31, 2005.

         In each of April, May, and June of 2003, we issued 11,538 shares of common stock to Research Venture, LLC as payment of a portion the monthly rent due under a facility lease with an aggregate value of $44,296.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and stock certificates were issued with restricted stock legends.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We entered into a factoring agreement with BVF as further described elsewhere in this report. During the current quarter ended June 30, 2003, we were in violation of the covenant to pay debts and obligations as they come due, which is not related to the payment of principal or interest under our obligations for long-term and short-term debt.

         During the quarter ended June 30, 2003, we incurred defaults not related to payment of principal or interest under both our accounts receivable financing with BVF and our obligations for long-term and short-term debt due December 31, 2005. We requested waivers from the holders of the notes, but the noteholders declined to grant such waivers. This means the noteholders have the right to declare us in default and call all of their debt due and immediately payable. With the potential of the notes being called for payment, we re-classified what would have otherwise been long-term debt as short-term debt in our consolidated balance sheets as of December 31, 2002 and June 30, 2003. The agreement with BVF states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore requested but have not received a waiver of such default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

     Exhibit
     Number                Description
     ------                -----------

         10.1 Non-disclosure of Information letter dated July 17, 2003 to SSP Solutions, Inc. from the Department of Defense, Maryland Procurement Office

         10.2 Termination and General Release Agreement dated as of June 30, 2003 by and between SSP Solutions, Inc., and each of Electronic Data Systems Corporation and EDS Information Services L.L.C.

         10.3 Certificate of Assistant Secretary regarding the Unanimous Written Consent of the Board of Directors of SSP Solutions, Inc., a Delaware corporation, dated December 31, 2001, approving amendments to the Corporation's 2001 Employee Stock Purchase Plan

         31.1 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------

     (#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

         (b)      Reports on Form 8-K.
                  --------------------

         On April 16, 2003, we filed a Form 8-K for April 9, 2003 that contained
Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits and
Item 12 - Results of Operations and Financial Condition. The Form 8-K included as an exhibit an April 9, 2003 press release discussing our financial condition and results of operations for the year ended December 31, 2002. We filed an amendment to the Form 8-K on July 18, 2003 to add additional disclosures regarding non-GAAP financial measures.

         On May 30, 2003, we filed a Form 8-K for May 29, 2003 that contained
Item 5 - Other Events and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits. The Form 8-K included as an exhibit a May 29, 2003 press release discussing the status of our Nasdaq listing.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2003     SSP SOLUTIONS, INC.

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

                         EXHIBITS FILED WITH THIS REPORT

     Exhibit
     Number                Description
     ------                -----------

         10.1 Non-disclosure of Information letter dated July 17, 2003 to SSP Solutions, Inc. from the Department of Defense, Maryland Procurement Office

         10.2 Termination and General Release Agreement dated as of June 30, 2003 by and between SSP Solutions, Inc., and each of Electronic Data Systems Corporation and EDS Information Services L.L.C.

         10.3 Certificate of Assistant Secretary regarding the Unanimous Written Consent of the Board of Directors of SSP Solutions, Inc., a Delaware corporation, dated December 31, 2001, approving amendments to the Corporation's 2001 Employee Stock Purchase Plan

         31.1 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002