Form 10-K/A
period 2002-12-31
SSP SOLUTIONS INC
filed 2003-09-16
CIK 1078717

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K
                                ________________

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

    Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the common equity, as of the close of business on June 28, 2002 and June 30, 2003 was $12,022,171 and $6,249,192, respectively. The registrant has no non-voting common equity.

    As of September 15, 2003, the number of outstanding shares of the registrant's common stock was 27,836,733.

    DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                              PURPOSE OF AMENDMENT

         Through December 31, 2002, SSP Solutions, Inc. had operated in two business segments: information security solutions and network solutions. During the quarter ended March 31, 2003, we discontinued our network solutions segment, which was conducted through our subsidiary, Pulsar Data Systems, Inc., because we determined that this segment would not return to operating profits in a reasonable time period.

         The total estimated cost to exit the segment at March 31, 2003 was $106,000. The network solutions segment assets did not require an impairment write down as there was no remaining book value of assets in existence at the date the decision to exit the business was made. As a result, there was no gain or loss on the discontinued operation relating to the network solutions segment. In addition, as a result of the discontinuance of the network solutions segment, we now only operate in one reporting segment.

         Because the decision to discontinue the network solutions segment was made subsequent to December 31, 2002, the discontinuance was reflected in our interim financial statements that were included as part of our quarterly reports on Form 10-QSB for the quarters ended March 31, 2003 and June 30, 2003, and was not reflected in our financial statements that were included as part of our annual report on Form 10-K for the year ended December 31, 2002, in accordance with accounting principles generally accepted in the United States of America. We now desire to publish the following reissued consolidated financial statements and certain other disclosures that were included in our annual report on Form 10-K for the year ended December 31, 2002, in order to reflect the discontinuance of operations on a comparative basis for all periods presented in in accordance with disclosure requirements in connection with the completion of a pending registration statement on Form S-3.

                                                                                                PAGE
                                               PART I

ITEM 1.    BUSINESS.........................................................................       4

ITEM 3.    LEGAL PROCEEDINGS................................................................      19

                                               PART II


ITEM 6.    SELECTED FINANCIAL DATA..........................................................      21

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................................      22

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................      51

                                              PART III

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................      51

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................      55

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.................     F-1

INDEX TO EXHIBITS...........................................................................      56

SIGNATURES .................................................................................      61

EXHIBITS FILED WITH THIS REPORT.............................................................      62

                                                 3

                                     PART I

ITEM 1. BUSINESS

INTRODUCTORY NOTE

    For purposes of this report, unless the context indicates otherwise, references to "we," "us," "our," "SSP" and the "Company" shall mean or refer to SSP Solutions, Inc. In addition, unless the text indicates otherwise, the term "SSP" refers to SSP Solutions, Inc. and its subsidiaries.

CORPORATE OVERVIEW

         We are a Delaware corporation that was formed on January 30, 1997 under the name Litronic Inc. We did not engage in operations until we completed our initial public offering of common stock in June 1999. Immediately prior to the offering, we acquired Litronic Industries, Inc. in a stock-for-stock exchange. Concurrently with the offering, we acquired Pulsar Data Systems, Inc. ("Pulsar"), a Delaware corporation, in a stock-for-stock exchange. During the quarter ended March 31, 2003, we decided to discontinue the operations of Pulsar (see note 1 to the consolidated financial statements).

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

         In January 2002, we formed SSP Gaming, LLC ("SSP Gaming"), a Nevada limited liability company, to conduct all business and any required financing activities relative to the gaming industry. In June 2002, SSP Gaming and the Venetian Casino Resort, LLC, a Nevada limited liability company based in Las Vegas, Nevada ("Venetian"), executed an operating agreement to form Venetian Interactive, LLC ("VI"), a Nevada limited liability company. The purpose of VI is to provide management services, consulting services, financial services, intellectual property licensing services, and equipment to the online gaming industry in venues where such activity complies with all regulatory requirements, and to develop and operate Venetian Casino Resort branded casino Internet sites.

         We currently operate in one business segment: the information security segment. As of March 31, 2003, we had backlog of $4.0 million of which $3.8 million or 97% was related to licenses and services and $136,000 or 3% was related to data security products. The license and service backlog consisted of $542,000 related to our Fortezza(R) support contract, $148,000 related to our subcontract with General Dynamics and $2.7 million related to development efforts underway to add the Java operating system to our Forte(TM) card. As of December 31, 2001, we had a backlog of approximately $1.1 million consisting of $218,000 related to data security products. Further financial information regarding our business segments is contained in note 11 of our audited consolidated financial statements that are included in Item 8 of this report.

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

     FORTE(TM)-BASED USA Card(TM)

         Although the USA Card(TM) originally was developed to government specifications, its power and flexibility will allow for a variety of government and commercial applications. The USA Card(TM) will be compliant with our NetSign(R) CAC product, which will allow migration of CAC users and Fortezza(R)-based security users to higher assurance levels. At the same time, the flexible design of the USA Card(TM) will allow for multiple uses of the card. For example, while functioning as a CAC card, the USA Card(TM) can provide secure processing of voice over IP and secure access to commercial functions, including financial services. The USA Card(TM) can support multiple applications, all partitioned or separated from other applications resident on the card. The USA Card(TM) can provide an interface or crossover between processing government security needs and serve as a platform for secure commercial applications.

         When used in conjunction with biometrics, such as a fingerprint or an iris scan, the USA Card(TM) provides three levels of authentication consisting of identifying: something you have (the USA Card(TM)); something you know (a personal identification number ("PIN"), and something you are (a biometric, such as a thumbprint). An authentication occurs when all three items are present simultaneously. This provides a high level of protection in the commercial and government markets. We recently began work on a funded development program to Java-enable the USA Card(TM), which will allow the USA Card(TM) to support commercial users, which mostly use Java-based applications. Java is a high-level programming language developed by Sun Microsystems. Adding Java to our USA OSS(TM) will increase the number of potential USA Card(TM) users.

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

         Through a subsidiary, we have a joint ownership interest with Venetian Casino Resort, LLC in an online venture that is described in Note 8 to our consolidated financial statements, and in the SSP GAMING, LLC - GAMING INDUSTRY section of this report.

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

BUSINESS STRATEGY

         Our objective is to become the leading provider of data security solutions for the digital economy. We intend to build upon our two open standards core technologies, Profile Manager and the Forte(TM) chip, developed for government deployment. Organizations supporting or communicating with government agencies that adopt the next generation PKI initiatives will be heavily influenced to adopt those same standards for their own communications. The ability of the Forte(TM) chip to add applications to a product already deployed to millions of users will be of great appeal to providers of commercial products and services, as they will be able to instantly present their products or services to targeted markets. Key elements of our strategy include:

         o MAINTAIN TECHNICAL LEADERSHIP IN SECURED COMMUNICATIONS. We plan to continue to innovate and maintain a leadership position in the digital security arena. We have provided innovative data security solutions for several leading government programs. For instance, our NetSign(R)CAC smart card client package and Argus Fortezza(R) products have been chosen by the U.S. DoD to provide network security and desktop protection for many of its organizations. We were also selected by General Dynamics to participate in developing the next generation PKI driven identity management framework for the U.S. government. By adapting current products produced under these programs for commercial requirements, we believe our open architecture approach can potentially become a standard for the private sector.

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

         A significant amount of computer products and services purchased by the federal government are made under contracts or purchase orders awarded through formal competitive bids and negotiated procurements. Most bids are awarded based on a number of factors that determine the best value to the government. These factors are generally a combination of price, technical expertise, and past performance on other government contracts. Major procurements can exceed millions of dollars in total revenue for the supplier or systems integrator, and can span many years.

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

         During 2002, General Dynamics and Micron PC, LLC accounted for 28% and 17% of our revenues, respectively. No other individual customer accounted for more than 10% of our revenues.

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

         o        VERISIGN. We have a marketing agreement with VeriSign;

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

         As of March 28, 2003, due to state and federal regulatory restrictions, online gaming cannot be conducted within the United States. Domestic gaming operators anticipate that if and when regulations are changed to allow the conduct of online gaming in the United States, security will be a critical element of any licensing review process.

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

         The Internet gaming market continues to grow with the launch of each new online casino. SSP Gaming and the Venetian Casino Resort, LLC of Las Vegas, Nevada formed Venetian Interactive as their online gaming company. VI was one of two major Las Vegas hotel and casino operators to receive an online gaming license from a foreign licensing authority. Based on the grant of the foreign license, operations for VI will be based and conducted outside the United States.

         While in the process of conducting a comprehensive review of the online gaming industry, in June 2003, the Venetian sent a demand letter to SSP Gaming demanding funding, or alternatively taking action to terminate the VI operating agreement for failure of SSP Gaming to meet its funding commitment and threatening to take action against SSP Gaming in the matter. Subsequently, the Venetian sent a letter claiming to terminate the operating agreement. While SSP Gaming disputes the circumstances cited by the Venetian, due to the uncertainty regarding the VI agreement, we recorded an impairment charge equal to the remaining book value of our investment in our subsidiary, as disclosed on our Form 10-Q for the period ending June 30, 2003, filed August 19, 2003.

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

         Our R&D team has broad expertise in the development of cryptographic products, with an emphasis on products that meet leading industry security standards for global markets. Furthermore, our R&D team is experienced in implementing our data security hardware and software solutions for an extensive family of Windows and Unix operating systems. We also have solid expertise in bringing our products to a variety of industries, such as government, finance and system integrators. During 2000, 2001 and 2002, respectively, we spent $5.8 million, $6.7 million and $4.9 million on research and development projects. The development of the Forte(TM) chip constituted the major focus of our R&D efforts, together with related operating system, and enhancements to other software and hardware projects. In accordance with Generally Accepted Accounting Principles ("GAAP"), these amounts have been expensed against operations and are shown on separate line items in the consolidated statements of operations for the respective years.

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

PULSAR PRODUCT RESELLING

         Our wholly-owned subsidiary, Pulsar, operated independently as a separate business segment. Pulsar specialized in solutions that required the deployment of large-scale networks and secure PCs. Pulsar offered secure computers using elements of our product offering. Due to the intensive capital requirements and low margin returns, as of March 28, 2003, we decided to exit this line of business. As a result, we stopped accepting new orders and have discontinued the operations of Pulsar. As our projections indicated inadequate cash flows from operations, we recorded an impairment charge of $599,000 relative to Pulsar intangibles, which represented the remaining balance of the intangible assets and is included in the loss from discontinued operations for the period ended December 31, 2002 (see note 1 to the consolidated financial statements).

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

ITEM 3. LEGAL PROCEEDINGS

         Research Venture, LLC filed a complaint against us on June 4, 2002 and filed first amended complaints against us on August 6 and August 7, 2002 in the Superior Court for the State of California, County of Orange, Central Justice Center (Case Nos. 02CC10109 and 02CC10111) alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. We surrendered possession of both properties and negotiated a restructuring of our obligations under the leases. The restructuring involved, among other terms, our entry on October 23, 2002 into a stipulation for entry of judgment that will permit Research Venture, LLC to file a judgment against us in the maximum aggregate amount of $3.1 million, less consideration we pay prior to any entry of the judgment, if we do not comply with the terms of the restructuring arrangement for the next two years. In the restructuring, we agreed to issue 959,323 shares of common stock and pay $500,000 in installments without interest, of which $325,000 remains unpaid as of March 31, 2003. The first payment of $75,000 was made as scheduled in December 2002, with additional payments scheduled of $100,000 due in March 2003, $150,000 due in June 2003 and a final payment of $175,000 due in September 2003. We paid $25,000 of the $150,000 that was due in June 2003, and in total paid $200,000 of the $500,000 due. This means we were in default under the facilities settlement agreement and the landlord had the right to enter its stipulated judgment. Consequently, in June 2003 we accrued an estimate of $1.3 million relative to our obligations under the restructuring. As part of the restructuring arrangement, we also issued a $360,000 subordinated convertible promissory note as prepaid rent.
At our option under certain circumstances, we paid a portion of the rent in stock during the first two years of the lease. As of March 31, 2003, we had converted $51,000 of the note into shares of common stock valued at an agreed upon value of $1.30 per share as payment of rent. If we are delisted from The Nasdaq National Market, or fail to diligently pursue registration of common stock issued, Research Venture, LLC, would be entitled to entry of a stipulated judgment against us as described above.

         On January 16, 1998, G2 Resources Inc. (G2) filed a complaint against Pulsar in the Fifteenth Judicial Circuit in Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provided that Pulsar pay G2 $500,000 in 30 monthly installments of $16,000 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525,000 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10,300,000. Pulsar asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claimed that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar asserted defenses to Classical's claim. On April

20, 2001, a court hearing was held and G2's complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. On May 22, 2001, G2 filed a new complaint against Pulsar. In August 2002 the case was moved from Division AF to Division AH of the Fifteenth Judicial Circuit in Palm Beach County Court, Civil Division. We believe that the claims made by G2 and Classical against Pulsar are without merit and intend to vigorously defend against these claims. A charge, if any, incurred in the future relative to the G2 and Classical matter will be reported as part of discontinued operations (see note 1 to the consolidated financial statements).

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

         In May 2002, Integral Systems, Inc. filed an action against us in the Circuit Court for Montgomery County, Maryland, Case No. 232706, alleging that we breached a promissory note for the payment of $389,610. Integral Systems then obtained a confessed judgment against us for approximately $327,250, and amounts related to the judgment have been accrued in the financial statements for the year ended December 31, 2002. In March 2003, we executed documents to settle the action brought against us by Integral Systems, Inc. As part of the settlement, we entered into a Forbearance Agreement dated March 12, 2003 with Integral Systems that would allow Integral Systems to enter a judgment against us should we default in payments due under the agreement. We also issued to Integral Systems a warrant exercisable for three years to purchase 150,000 shares at an exercise price of $1.30 per common share. Additionally, we did not pay off the agreed to obligation, at a discount, by June 30, 2003, and we placed 400,000 shares of our common stock in a third party escrow as additional security for our performance under the Forbearance Agreement (see note 20 to the consolidated financial statements).

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

         As of March 28, 2003, we held multiple contracts with the federal government for the resale of network deployment products. In particular, three of these contracts permitted us to provide goods and services to various federal government agencies. An administrative agency had informed us that one of the contracts would not be renewed unless purchase activity was conducted under the contract. During the quarter ended March 31, 2003, we discontinued our network solutions segment, as we determined that this segment would not return to an operating profit in a reasonable time period (see note 1 to the consolidated financial statements). As of March 2003, we were negotiating with a party for the sale of a contract. As of March 28, 2003, it was likely the other contracts would not be renewed, or would be cancelled by the federal government due to our inability to perform as required under the contracts.

         As of March 28, 2003, we were in negotiations with the various government agencies that we contract with to initiate and implement the corrective measures necessary to insure the uninterrupted continuity of the contracts. During the quarter ended March 31, 2003, we decided to discontinue the operations of Pulsar , and these contracts are no longer in force (see note 1 to the consolidated financial statements).

                                     PART II


ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated historical financial data presented below under the captions "Selected Statements of Operations Data" and "Selected Balance Sheet Data" for, and as of the end of each of the years in the four-year period ended December 31, 2001, are derived from the consolidated financial statements of SSP Solutions, Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. For the one-year period ended December 31, 2002, Haskell & White LLP audited the consolidated financial statements that serve as the basis for the selected data presented below under the captions "Selected Statements of Operations Data" and "Selected Balance Sheet Data" for the respective period then ended. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, and the reports thereon, are included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future periods. During the quarter ended March 31, 2003, we decided to discontinue the operations of Pulsar (see note 1 to the consolidated financial statements).

SELECTED CONSOLIDATED STATEMENTS OF                               YEARS ENDED DECEMBER 31,
OPERATIONS DATA:                         ----------------------------------------------------------------------------
                                              1998        1999 (1)          2000(1)          2001 (2)          2002
                                         -------------  -------------  --------------  --------------  --------------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
   Product..........................     $      5,214   $      3,449   $       5,753   $       6,671   $       6,978
   License and service..............            1,041            947           1,671           1,575           4,427
   Research and development.........              398            798              --              --              --
                                         -------------  -------------  --------------  --------------  --------------
      Total revenues................            6,653          5,194           7,424           8,246          11,405
                                         -------------  -------------  --------------  --------------  --------------
Cost of Sales:
   Product..........................            2,821          1,684           2,131           3,960           2,706
   License and service..............              950            325             370             537             820
                                         -------------  -------------  --------------  --------------  --------------
      Total cost of sales...........            3,771          2,009           2,501           4,497           3,526
                                         -------------  -------------  --------------  --------------  --------------
Gross margin........................            2,882          3,185           4,923           3,749           7,879
                                         -------------  -------------  --------------  --------------  --------------

Operating Expenses:
   Selling, general, and
      administrative................            2,631          4,863           6,615           8,779           6,818
   Research and development.........            1,334          3,906           5,800           6,739           4,894
   Research and development - Wave
     Systems Corp...................               --             --              --           1,111           1,041
   Impairment of goodwill and
     other intangibles..............               --             --              --          36,299              --
   In-process research and
     development....................               --             --              --           1,600              --
                                         -------------  -------------  --------------  --------------  --------------
        Total operating expenses....            3,965          8,769          12,415          54,528          12,753
                                         -------------  -------------  --------------  --------------  --------------

Operating loss......................           (1,083)        (5,584)         (7,492)        (50,779)         (4,874)

Non-operating expenses:
   Realized loss on trading securities             --             --              --             530              130
   Interest expense, net............              418            143             120             178              672
   Non-cash interest and financing
      expense.......................               --             --              --              --            1,287
Equity loss from Affiliate..........               --             --              --              --              248
Other expense, net..................               --             --              --              --               33
                                         -------------  -------------  --------------  --------------  --------------
      Total non-operating expenses..              418            143             120             708            2,370
                                         -------------  -------------  --------------  --------------  --------------




Operating loss before income taxes..           (1,501)        (5,727)         (7,612)        (51,487)         (7,244)
Provision for (benefit from) income
  taxes.............................              (95)           (43)              6              53               2
                                         -------------  -------------  --------------  --------------  --------------
Loss from continuing
  operations........................     $     (1,406)  $     (5,684)  $      (7,618)  $     (51,540)  $      (7,246)
Loss from discontinued operations...               --         (1,402)        (33,787)         (1,620)         (1,310)
                                         -------------  -------------  --------------  --------------  --------------

Net loss............................     $     (1,406)  $     (7,086)  $     (41,405)  $     (53,160)  $      (8,556)
                                         =============  =============  ==============  ==============  ==============
Loss per share from continuing
operations: basic and diluted.......     $       (.36)  $       (.80)  $        (.77)  $       (3.79)  $        (.34)
Loss per share from discontinued
operations: basic and diluted.......     $         --   $       (.20)  $       (3.43)  $        (.12)  $        (.06)
Net loss per share: basic and diluted    $       (.36)  $      (1.00)  $       (4.20)  $       (3.91)  $        (.40)
Shares used in per share
  computations: basic and diluted...        3,870,693      7,055,882       9,862,472      13,585,202      21,647,707
                                         =============  =============  ==============  ==============  ==============

____________

(1) On June 14, 1999, we completed the acquisition of Pulsar Data Systems, Inc. All outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition of Pulsar was accounted for using the purchase method of accounting. We have determined that the integration of Pulsar will not be completed as planned. Based on the results of an independent valuation, in 2000 we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in connection with our acquisition of Pulsar, which is included in loss from discontinued operations. In December 2002, we wrote off the remaining intangible asset balance of $599,000 related to Pulsar, which is included in the loss from discontinued operations. On March 28, 2003, we decided to discontinue the operations of Pulsar.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the

Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the forward-looking statements be subject to the safe harbors created by those sections.

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

OVERVIEW

         We provide professional Internet data security services and develop and market software and microprocessor-based products needed to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings use PKI, which is the standard technology for securing Internet-based commerce and communications. In March 2003, we decided to discontinue the operations of Pulsar, one of our wholly-owned subsidiaries, that formerly served the computer and networking product reseller that focused on resales to government agencies, large corporate accounts and state and local governments. We acquired Pulsar in June 1999 in exchange for 2,169,938 shares of our common stock. Due to the intensive capital requirements and low margin returns,in March 2003, we decided to exit the Pulsar line of business. As a result, we stopped accepting new orders and have discontinued the operations of Pulsar.

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

         To meet our existing obligations, we will need to continue improving our sales and continue controlling our operating expenses. We will also require time to realize the financial benefits of improved operating results together with the continued cooperation of our creditors. As of March 28, 2003, we were in discussions with several financing sources regarding additional capital and have executed a term sheet for a minimum financing of $10 million that would have a dilutive effect. We subsequently terminated this term sheet, but subsequently executed a new term sheet for a private placement transaction, which provides for interim funding prior to completing the private placement. While the interim funding has occurred, the investors may fail to provide the full financing or may wish to change the terms, called for in the term sheet. There is no assurance that the investors will close the transaction, or if the transaction does close, that it will be on the terms outlined in the executed term sheet. If this proposed transaction does not close, we will seek other sources of funding, explore the sale of product lines or intellectual property rights, or evaluate merger partners. We may be forced to sell company assets or merge at a price below what we might otherwise realize. We are at a critical juncture for the continued survival of our company.

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

         Revenue from network deployment products, which is reported as part of discontinued operations (see note 1 to the consolidated financial statements), was recognized upon transfer of title, generally upon verification of delivery to the customer, which represents evidence delivery has occurred, under a sales order represented by a government purchase order that contains a fixed purchase price. When we fulfilled the elements of the government purchase order, collection of the revenue recorded was reasonably assured.

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

         As a result of that analysis, we recorded an impairment charge of $36.3 million in the fourth quarter of 2001 related to the unamortized balances of $2.6 million in identifiable technology, $5.8 million in developed technology and $53.9 million in goodwill acquired in connection with the BIZ acquisition. After this impairment charge, goodwill in the amount of $25.9 million is the only remaining intangible asset relative to the BIZ acquisition. Subsequent to December 31, 2002, we decided to exit the Pulsar line of business. As our projections indicated inadequate cash flows from operations, we recorded an impairment charge of $599,000 relative to Pulsar intangible assets, which represented the remaining balance of the intangible assets and is reported as part of the loss from discontinued operations (see note 1 to the consolidated financial statements).

RESULTS OF OPERATIONS -- COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

        We acquired BIZ in August 2001. Our results of operations for 2001 and 2002 include the results of BIZ's operations since August 25, 2001. Therefore, revenue and expenses are not comparable from period to period.

     TOTAL REVENUES

         Total revenues increased 11% from $7.4 million during the year ended December 31, 2000 to $8.2 million during the year ended December 31, 2001, and increased 38% from $8.2 million during 2001 to $11.4 million during the year ended December 31, 2002. The increase from 2000 to 2001 was due to a $918,000 increase in products revenues, a $111,000 increase in services revenues and a $207,000 decrease in license revenues. The increase in products and services revenues was primarily attributable to an increase in sales volume of existing data security products and services.

         The increase from 2001 to 2002 was due to a $307,000 increase in products revenues, a $1.6 million increase in services revenues and a $1.3 million increase in license revenues. The increase from 2001 to 2002 consisted of a $3.2 million increase in information security products and services market revenues. As of March 31, 2003, we had effectively terminated all remaining employees at Pulsar and shut down Pulsar's operations. We expect continued increases in revenues from information security products and services in 2003 at a rate comparable to the increases experienced in 2002. We anticipate such an increase based on signed development contracts and pending contracts that we are currently negotiating, coupled with expected increases in data security product revenues as we concentrate all of our sales and marketing efforts in this area. We do not expect any significant revenues from discontinued operations in 2003.

         During 2000, 16% of total revenues was generated from sales to the National Security Agency. During 2001, 19%, 15% and 13% of revenue was generated from sales to GTSI, Gradkell Computers, Inc. and the United States Army Corps. Of Engineers, respectively. During 2002, 28% and 17% of total revenues was generated from sales to General Dynamics and Micron PC, LLC, respectively. Sales to federal government agencies accounted for approximately 19%, 29% and 18% of total revenues during 2000, 2001 and 2002, respectively.

     PRODUCT REVENUES

         Product revenues increased 16% from $5.7 million during 2000 to $6.7 million during 2001, and increased 3% from $6.7 million during 2001 to $7.0 million during 2002. The increase from 2000 to 2001 consisted primarily of a $918,000 increase in data security products revenues. The increase from 2001 to 2002 consisted of a $307,000 increase in data security products revenues. We expect continued small increases in data security products revenues.

     SERVICE REVENUES

         Service revenues increased 12% from $903,000 during 2000 to $1.0 million during 2001, and increased 156% from $1.0 million during 2001 to $2.6 million during 2002. The increase from 2000 to 2001 was primarily attributable to increases of $168,000 relative to our Fortezza(R) support contract, and $103,000 related to a new service contract with General Dynamics, which were partially offset by a decrease in engineering and repair service revenues of $161,000. The increase from 2001 to 2002 was primarily attributable to a $1.6 million increase in revenues associated with a higher margin subcontract with General Dynamics to develop the architecture for the next generation PKI infrastructure and related extension initiatives for the DoD. We expect service revenues to increase in 2003 as a result of newly signed and existing service contracts.

     LICENSE REVENUES

         License revenues decreased 27% from $768,000 during 2000 to $561,000 during 2001, and increased 227% from $561,000 to $1.8 million during 2002. The decrease from 2000 to 2001 was primarily attributable to fewer sales of licenses for our Profile Manager(TM)("PM") software. The increase from 2001 to 2002 was primarily attributable to an increase of $949,000 related to our subcontract with General Dynamics whereby licenses for our PM software were sold, coupled with an increase of $326,000 related to sales of other software licenses. We expect licensing revenues to increase in 2003 based on incremental sales under the CAC program coupled with increased sales of our PM software.

     PRODUCT GROSS MARGIN

         Product gross margin decreased as a percentage of net product revenues from 63% during 2000 to 41% during 2001, and increased from 41% during 2001 to 61% during 2002. The decrease from 2000 to 2001 was due to significant reductions in the average selling price of our NetSign(R) 210 reader due to competitive pricing pressures and to the accrual of an estimated $463,000 liability to a certain vendor. The increase from 2001 to 2002 was primarily attributable to the reversal of the same accrual in 2002, in addition to a more favorable mix of sales toward higher margin products. We do not expect significant changes to our product margins for 2003.

     SERVICE GROSS MARGIN

         Service gross margin decreased as a percentage of service revenues from 72% during 2000 to 62% during 2001, and increased from 62% during 2001 to 75% during 2002. The margin percentage decrease from 2000 to 2001 was primarily attributable to decreased sales of software support services with higher gross margins in 2001, and an increase in lower margin sales related to support services provided under our Fortezza support contract. The margin percentage increase from 2001 to 2002 was primarily attributable to new contracts that were entered into in 2002 that resulted in additional revenues of $2.5 million associated with higher margin services related to our subcontract with General Dynamics and government maintenance agreements. We expect service gross margin percentages to increase slightly in 2003 for new contract work, but the increase will be somewhat offset by the addition of a lower margin government contract to add a Java operating system to our USA Card(TM).

     LICENSE GROSS MARGIN

         License gross margin decreased as a percentage of license revenues from 85% during 2000 to 73% during 2001, and increased from 73% during 2001 to 90% during 2002. The margin percentage decrease from 2000 to 2001 was primarily attributable to more labor costs included within cost of sales relative to the licensed products. The margin percentage increase from 2001 to 2002 was primarily attributable to higher margin software licenses related to our subcontract with General Dynamics. For licensing of our products, we expect license gross margin percentages during 2003 to remain at 2002 levels based on our projected sales mix for 2003. However, we expect the overall margin percentage to decrease due to the purchase and sub-licensing of another vendor's product in conjunction with the government contract to add a Java operating system to our USA Card(TM).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 32% from $6.6 million during 2000 to $8.8 million during 2001, and decreased 22% from 2001 to $6.8 million during 2002. The increase from 2000 to 2001 was primarily attributable to the addition of approximately $1.2 million of personnel expenses associated with the BIZ acquisition and a net loss on a lease for new operating facilities of approximately $2.2 million, which were partially offset by a reduction in compensation expense of approximately $900,000 and other net reductions totaling approximately $1.3 million. The net loss on a lease was the result of a lease we entered into in October 2001 with a former related party for new operating facilities. After entering into the lease, we determined that we would not need all of the space contracted for and therefore we recorded a loss on the lease net of estimated sublease income. Other net reductions were primarily attributable to reductions in salary, travel, professional fees, printing and office expenses. The decrease from 2001 to 2002 was primarily attributable to the reversal of previously accrued restructuring charges in the approximate amount of $700,000 as a result of the completion of the restructuring of the lease obligations, for which an accrual of $2.2 million was recorded in 2001 as discussed above. The remaining net reduction was $1.3 million in 2002 versus 2001 as a result of implementing reductions in operating expenditures. As a result of expenditure reductions, sales promotion expenses decreased by approximately $603,000, which was offset by an increase in compensation and benefits expense of approximately $300,000 and increase in professional fees of approximately $250,000 in 2002 versus 2001. As a percentage of total revenues, selling, general and administrative expenses increased from 89% during 2000 to 107% during 2001 and decreased to 60% during 2002. The percentage increase for 2001 was primarily attributable to the $2.2 million restructuring accrual discussed above and the decrease for 2002 was attributable to the reversal of a portion of the restructuring estimate from the previous year. We expect selling, general and administrative expenses to decrease as a percentage of total revenue in 2003 due to expected increases in overall revenue combined with decreases in selling, general and administrative expenses.

     RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased 16% from $5.8 million during 2000 to $6.7 million during 2001, and decreased 27% from $6.7 million during 2001 to $4.9 million during 2002. The increase from 2000 to 2001 was primarily attributable to significant increased staffing related to product development, including development efforts related to the Forte(TM) microprocessor, Maestro, PM, NetSign(R) and token reader/writers, coupled with the addition of personnel expense from the BIZ acquisition. The decrease from 2001 to 2002 was primarily attributable to significant reductions in staffing. As a percentage of total revenues, research and development expenses increased from 78% during 2000 to 82% during 2001, and decreased from 82% during 2001 to 43% during 2002. The percentage increase from 2000 to 2001 was primarily attributable to the continued expansion of our research and development efforts. The percentage decrease from 2001 to 2002 was attributable to the reduction in workforce and the increase in revenues. Due to the expected growth in revenues during 2003, we expect research and development as a percentage of revenues to decrease in 2003.

     RESEARCH AND DEVELOPMENT - WAVE SYSTEMS CORP.

         In October 2000, BIZ signed a development agreement with Wave Systems Corp. ("Wave") for the integration of EMBASSY-based systems with set-top box master reference designs of Broadcom Corporation. The development agreement was amended in May 2001. Under this agreement, as amended, we were required to pay a total of $5.0 million beginning June 1, 2001 through December 1, 2002. In January 2002, we provided written notice to suspend the work under the agreement along with the related billings. We executed a settlement agreement with Wave through which we terminated the development agreement effective as of August 31, 2002 and reached settlement terms. According to the terms of the settlement agreement, in October 2002 we issued 1.6 million shares of common stock and a $270,000 non-interest bearing note convertible into 200,000 shares of our common stock. As a result of this settlement agreement, for the year ended December 31, 2002, we recorded a loss of approximately $1.0 million. We do not expect any further Research and Development - Wave Systems Corp. expenses in 2003.

     IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

         In June 1999, we acquired Pulsar. All of the outstanding shares of Pulsar were exchanged for 2,169,938 shares of our common stock. The acquisition was accounted for using the purchase method of accounting. In the fourth quarter of 2000, we determined the integration of Pulsar would not be completed as planned and that the anticipated operating synergies would not be realized. As a result, in accordance with Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards ("Statement") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we analyzed the recoverability of the goodwill and other intangibles relating to the acquisition of Pulsar. We performed an assessment of the recoverability of the remaining goodwill and other intangible assets. In the fourth quarter of 2000, based on the results of our assessment and valuation, we recorded an impairment charge of $31.4 million related to unamortized intangible assets acquired in the purchase of Pulsar. Based on our assessment and valuation, we believed that after the impairment charge of $31.4 million that is reported as part of the loss from discontinued operations (see note 1 to the consolidated financial statements), no further impairment existed at December 31, 2000. As of December 31, 2001, the remaining unamortized intangible assets of $691,000 acquired in the purchase of Pulsar was to be amortized over the remainder of their 10-year life. Due to the intensive capital requirements and low margin returns, subsequent to December 31, 2002, we decided to exit this line of business. As our projections indicated inadequate cash flows from operations, we recorded an impairment charge in the year ended December 31, 2002, of $599,000 relative to Pulsar intangibles, which represented the remaining balance of the intangible assets and is reported as part of the loss from discontinued operations.

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

         The IPR&D projects were valued using the income forecast method. This method took into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, merchant agreements, working capital and fixed assets. The cash flows were then discounted to present value at an appropriate rate. The discount rate was determined by an analysis of the risks associated with each of the identified intangible assets. The resulting net cash flows to which discount rates of 45% to 50% were applied were based on management's estimates of revenues, operating expenses and income taxes from such acquired in-process technology.

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

     INTEREST EXPENSE, NET

         Interest expense, net increased 48% from $120,000 during 2000 to $178,000 during 2001 and increased 278% from $178,000 during 2001 to $672,000 during 2002. The increase from 2000 to 2001 was primarily attributable to a decrease in interest income of $151,000, a decrease in interest expense associated with accounts receivable financing of $103,000, and an increase in interest expense associated with vendor term-outs and notes of $13,000. The increase from 2001 to 2002 was primarily attributable to a decrease in interest income of $64,000, an increase in accrued interest on notes payable and vendor term-outs of $431,000 due to increased borrowings. We expect further increases in interest expense in 2003 due to our need for increased borrowings.

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

     LOSS FROM EQUITY INVESTEE

         In January 2002, we formed SSP Gaming to conduct all business and any required financing activities relative to the gaming industry. In June 2002, SSP Gaming and the Venetian executed an operating agreement to form Venetian Interactive. The purpose of Venetian Interactive is to provide management services, consulting services, financial services, intellectual property licensing services, and equipment to the online gaming industry in venues where such activity complies with all regulatory requirements, and to develop and operate Venetian branded casino sites. In the year ended December 31, 2002, SSP Gaming recorded $248,000 as loss from equity investee, which represents its pro rata portion of the Venetian Interactive net loss. We expect a larger loss from our equity investee in 2003, as more fully described in Item 1, SSP GAMING, LLC
- GAMING INDUSTRY section of this report.

     OTHER EXPENSE, NET

         There was no other expense, net in 2000 or 2001. Other expense, net in 2002 was $33,000, which consisted of gains resulting from settlements with vendors in the amount of $141,000, $28,000 in expenses associated with the unoccupied Spectrum building, $31,000 in income related to revisions of estimated liabilities, a $153,000 note discount associated with the repayment of a note from our co-chairman and $42,000 write-off of interest receivable associated with the same note. We cannot predict other income (expense) for 2003, although we do believe we may record additional gains as a result of further settlements with vendors.

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

     LOSS FROM DISCONTINUED OPERATIONS

     During the first quarter of 2003, management decided to discontinue the Pulsar operations, which was engaged in the network deployment business, and to focus solely on our core business of information security products and services (see note 1 to the consolidated financial statements). Loss from discontinued operations decreased 95% from $33.8 million during 2000 to $1.6 million during 2001, and decreased 19% from 2001 to $1.3 million during 2002. Loss from discontinued operations during 2000 primarily consisted of Pulsar generating a gross profit of approximately $3.3 million offset by selling, general and administrative expenses of approximately $2.9 million, amortization of intangibles of $2.8 million and an impairment charge of $31.4 million related to unamortized intangible assets acquired in the purchase of Pulsar (as discussed above). Loss from discontinued operations during 2001 primarily consisted of Pulsar generating a gross profit of approximately $1.0 million offset by selling, general and administrative expenses of approximately $2.8 million and amortization of goodwill and other intangibles of $92,000. Loss from discontinued operations during 2002 primarily consisted of Pulsar incurring selling, general and administrative expenses of approximately $700,000 and an impairment charge of $599,000 related to Pulsar intangibles (discuss above). We expect minimal, if any, further losses from discontinued operations.

     BACKLOG

         At December 31, 2000, 2001 and 2002, total backlog was $1.3 million, $1.1 million and $1.6 million, respectively. Orders are subject to cancellation in certain circumstances, and backlog may therefore not be indicative of future operating results. The backlog at December 31, 2001, was made up of $218,000 related to data security products. As of December 31, 2002, the backlog was made up of $1.4 million related to licenses and services and $169,000 related to data security products. The license and service backlog primarily consisted of $840,000 related to our Fortezza(R) support contract and $509,000 related to our subcontract with General Dynamics.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement No. 145 amends Statement No. 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement No. 145 related to the rescission of Statement No. 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The changes required by Statement No. 145 are not expected to have a material impact on our results of operations, financial position or liquidity.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement No. 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, we do does not expect the adoption of the provisions of Statement No. 146 to have a material impact on the our financial results.

         In November 2002, the FASB issued Interpretation No. (Interpretation) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The changes required by Interpretation 45 are not expected to have a material impact on our results of operations, financial position or liquidity.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently assessing the impact of Interpretation 46. We have, however, identified one entity that may be required to be consolidated beginning in the third quarter of 2003 (see note 8 to the consolidated financial statements). At December 31, 2002, we recorded a net investment in other assets on our balance sheet of approximately $452,000 associated with these investments. We currently adjust the carrying value of these investments for any losses incurred by the entity through earnings. While this entity may be considered a variable interest entity, we have not yet determined if it will need to be consolidated.

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying value of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. As required, we adopted the provisions of Statement No. 143 for the quarter ended March 31, 2003. We do not believe adoption of this standard will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, we had a working capital deficit of $5.9 million. We incurred a net loss of $8.6 million for the twelve months then ended. We expect to continue to incur additional losses in the current year. Given our December 31, 2002 cash balance of $553,000 and the projected operating cash requirements, we anticipate that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2003. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses, liquidity available under the accounts receivable financing, as well as additional debt or equity financing. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available under the accounts receivable financing or through additional financings of debt and/or equity, we will not have adequate resources to fund our operations. As of March 28, 2003, we had executed a term sheet for a minimum investment of $10 million that would have a dilutive effect. We subsequently terminated this term sheet, but subsequently executed a new term sheet for a private placement transaction, which provides for interim funding prior to completing the private placement. While the interim funding has occurred, the closing of a transaction is contingent upon certain conditions. There is no assurance that the investors will close the transaction, or if the transaction does close that it will be on the terms outlined in the executed term sheet. If this proposed transaction does not close, we will seek other sources of funding, explore the sale of product lines or intellectual property rights, or evaluate merger partners.

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

         Cash used in operations for the twelve months ended December 31, 2002 was $7.0 million compared to cash used in operations during the twelve months ended December 31, 2001 of $2.5 million. The increase in cash used in operations was primarily attributable to a larger reduction of accrued liabilities and accrued rent. The increased uses of cash were partially offset by smaller increases of accounts receivables and other assets. Also contributing to the increase in cash used in operations was an increase in cash used by discontinued operations of $3.7 million. During the quarter ended March 31, 2003, we discontinued our Pulsar operation (see note 1 to the consolidated financial statements). As of December 31, 2002, $314,000 in accounts receivable were factored under our arrangement with BVF. As a result, significant reductions in accounts receivable will not be available to provide us with cash to meet our future cash needs and we will need to continue using cash to reduce accounts payable. We expect to continue to use cash in operations due to existing current liabilities that will need to be paid in 2003.

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

         As of December 31, 2002, the balance of trading securities decreased from $1.4 million from December 31, 2001 to $76,000 as a result of selling of approximately $1.2 million of Wave common shares, and recognizing approximately $130,000 loss from sales and changes in the value of securities held. As of December 31, 2002, accounts receivable totaled $1.6 million as compared to $4.4 million as of December 31, 2001. This decrease was mainly attributable to the decreased revenues of Pulsar, whose operations we decided in March 2003 to discontinue. The decrease was a source of cash in the amount of $2.8 million.
As of December 31, 2001, accounts payable decreased from $9.5 million to $4.4 million as of December 31, 2002. This accounts payable decrease was mainly attributable to the decreased purchase of goods for Pulsar, whose operations
we decided in March 2003 to discontinue.   Accounts Payable used cash in the
amount of $4.3 million. The remainder of the reduction in accounts payable was attributable to approximately $270,000 of gains on settling vendor accounts, and issuance of $456,000 of notes in settlement of vendor accounts. As compared to December 31, 2001, accrued liabilities decreased from $3.3 million to $1.3 million as of December 31, 2002. This decrease in accrued liabilities was mainly attributable to the elimination of $1.4 million accrued under the Wave development contract, elimination of an estimated $463,000 liability to a certain vendor, and approximately $208,000 reduction of accrued personnel costs due to a reduction in workforce. As of December 31, 2002, the prior year balance of accrued rent in the amount of $2.2 million was reversed in a settlement relative to facilities leases. We anticipate the trend of lower accounts receivable, accounts payable and accrued liabilities to continue until sales increase and the increased operations require an expanded workforce.

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

         The combination of reduced accounts receivable financing availability and the unwillingness of primary vendors of our Pulsar subsidiary to sell additional product to us on open account because of significant past due amounts caused a substantial reduction in the sales and related cost of sales during the year ended December 31, 2002, which in turn reduced cash flow. The reduced cash flow impaired our ability to meet vendor commitments as they became due. Due to the intensive capital requirements and low margin returns, in March 2003 we decided to exit the Pulsar line of business. As a result, we stopped accepting new orders and have discontinued the operations of Pulsar.

         In October 2000, BIZ signed a development agreement with Wave for the integration of EMBASSY-based systems with set-top box master reference designs of Broadcom Corporation. The development agreement was amended in May 2001. Under this agreement, as amended, we were required to pay a total of $5.0 million beginning June 1, 2001 through December 1, 2002. In January 2002, we provided written notice to suspend the work under the agreement along with the related billings. We executed a settlement agreement effective as of September 30, 2002 with Wave whereby we concluded the development agreement effective as of August 31, 2002 and reached settlement terms. According to the terms of the termination and mutual release agreement, in October 2002 we issued 1.6 million shares of common stock and a $270,000 non-interest bearing note convertible into 200,000 shares of our common stock. As a result of this settlement agreement, during the year ended December 31, 2002, we recorded a loss of approximately $1.0 million. Additionally, based on the settlement agreement, we reversed
$1.4 million of accrued liabilities from the balance sheet and we issued $2.4 million of our common stock.

         In November 2000, we executed an Alliance Agreement with Electronic Data Systems Corporation ("EDS") for the marketing of our products to EDS customers ("Alliance"). The Alliance calls for a joint working relationship between the two companies, which is non-exclusive and has a term of ten (10) years. In February 2001, we and EDS executed an engagement letter for EDS to provide certain information technology and consulting services for both our organizational structure and for a specific customer project. On August 27, 2001, EDS and we executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers ("Pulsar Agreement"). Under the Pulsar Agreement, as of December 31, 2002, $1.0 million remained outstanding and unpaid to EDS for purchases of hardware and software and is recorded in accounts payable in the consolidated balance sheet. We and EDS executed a Master Services Agreement ("MSA") dated as of November 14, 2001, whereby beginning December 1, 2001 and ending December 31, 2006, we and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a Trust Assurance Network ("TAN"). The MSA task order ("Task Order") required us to pay a monthly fee of $44,000 for account, test and lab management services beginning January 1, 2002. The obligations for these services could be terminated beginning January 1, 2003 by giving ninety (90) days prior written notice and payment of $400,000, or beginning January 1, 2004 by giving ninety (90) days prior written notice and payment of $200,000. Further, the Task Order provided for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45,000 payable October 1, 2002. Once installation of the production environment TAN was complete, EDS agreed to host the TAN in exchange for a monthly service fee of $59,000 for thirty-six (36) months and $60 per month for the remaining months of the MSA. We could delay implementation of the TAN by paying a fee of $200,000 prior to January 31, 2003. We could terminate the Task Order without cause by paying $400,000 after January 1, 2004 and providing ninety (90) days prior written notice. In the event we were unable to obtain intellectual property rights or licensing consents that may be required, if any, prior to January 1, 2003, and the parties determined there are no software alternatives, then after giving ninety (90) days prior written notice we could terminate the Task Order by paying $450,000. As of December 31, 2002, $221,000 remained outstanding and unpaid to EDS relative to the Task Order. Though we have since reached agreement with EDS regarding a payment schedule, as of March 28, 2003, we had not made any payments since December 31, 2002, relative to the balance outstanding as of that date. As of March 28, 2003, we were in discussions with EDS regarding the restructuring of our relationship with EDS relative to the MSA and Task Order.

The above amounts are not listed in contractual obligations as we and EDS have agreed to the cancellation of the MSA and Task Order. EDS did not provide services as outlined in the agreements.

         During 2001, we arranged for the lease of two buildings approximating 63,000 square feet that were under construction and were subsequently completed in the Spectrum area of Irvine, California from an entity that was partially owned by our co-chairman, Mr. Shah. On one building totaling approximately 23,000 square feet, we sublet one-half of the building on terms and conditions matching the underlying lease. The sublease was with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it did not make any monthly rent payments. In October 2002, we restructured our lease obligations with our landlord, Research Venture, LLC, for the two buildings. This restructuring and settlement revised the estimate of anticipated costs relative to the disposition of one of the building leases that was recorded in 2001 in the amount of $2.2 million, which was net of anticipated offsetting sublease income. As a result of the restructuring and settlement, we increased stockholders' equity by $1.7 million through the issuance of common stock valued for financial reporting purposes at $956,000 and recorded a gain of $700,000 for the year ended December 31, 2002. The settlement required us to issue 959,323 shares of common stock, pay $500,000 in cash over a one-year period, cancel the lease on one building approximating 23,000 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40,000 square feet for an initial monthly rental rate of $55,000 plus common area costs beginning in December 2002. The monthly rental rate on the seven-year lease is scheduled to increase to $73,000 plus common area costs, at the beginning of the third year. We record rent expense on a straight-line basis. At our option, we paid a portion of the rental rate in stock during the first two years of the lease through a conversion of a portion of the $360,000 subordinated convertible promissory note that we issued as prepaid rent. As discussed in Item 3 of this report, we have not made all of the cash payments due, and in June 2003 accrued $1.3 million as an estimate of our obligations under this restructuring and settlement. In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest.

         In October 2002, we terminated our accounts receivable financing arrangement with Wells Fargo Business Credit, Inc. and entered into a factoring agreement with Bay View Funding ("BVF"). The new factoring agreement contains a maximum advance of $750,000, was for an initial term of three months, and automatically renews for successive three-month periods. We may terminate this agreement at any time without the payment of any early termination fees, provided that we give at least thirty days written notice to BVF prior to the end of any renewal term. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every 30-day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the 30-day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day period beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains representations, warranties, and covenants and requires a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750,000 or approximately $2,000 per month. The agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and therefore requested a waiver of such default, but have not received such a waiver, and thus remain in default.

         Our significant fixed commitments with respect to leases and inventory purchases as of December 31, 2002 were as follows:

                                                   PAYMENTS FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------
                                          TOTAL        2003     2004 & 2005    2006 & 2007   2008 & AFTER
CONTRACTUAL OBLIGATIONS
Convertible Notes Term Debt.......    $  7,372,459  $1,553,759  $5,818,699     $        --    $      --
Operating Leases..................       6,870,140  $1,252,985  $2,490,592       2,282,659      843,905

Unconditional Purchase Obligations         947,970     947,970          --              --           --
------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations    $ 15,190,569  $3,754,714  $8,309,291     $ 2,282,659    $ 843,905

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

         o SALE OF INVESTMENTS. Since December 31, 2002, we sold the remainder of our investments to generate cash.

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

         Subsequent to December 31, 2002, we raised additional funds through the closing of additional financing transactions as more fully described in note 20 to the consolidated financial statements.

RISK FACTORS

         AN INVESTMENT IN SHARES OF OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS PROSPECTUS, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST OR MAINTAIN AN INVESTMENT IN SHARES OF OUR COMMON STOCK. THIS PROSPECTUS CONTAINS OR INCORPORATES BY REFERENCE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS PROSPECTUS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

     WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES THAT MAY ADVERSELY IMPACT OUR BUSINESS AND OUR STOCKHOLDERS BY, AMONG OTHER THINGS, MAKING IT DIFFICULT FOR US TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO THE EXTENT NEEDED FOR OUR CONTINUED OPERATIONS OR FOR PLANNED EXPANSION.

         We may not become profitable or significantly increase our revenue. We incurred net losses of $8.6 million and $53.2 million for the years ended December 31, 2002 and 2001, respectively, and $3.4 million for the six months ended June 30, 2003. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis.

         Our losses from operations, our use of cash in operating activities, and our accumulated deficit and working capital deficiency at December 31, 2002 and 2001, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent auditors to include in their opinions contained in our consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 an explanatory paragraph related to our ability to continue as a going concern. Analysts and investors generally view reports of independent auditors questioning a company's ability to continue as a going concern unfavorably. These reports may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the reports of our independent auditors and our consolidated financial statements before making a decision to invest in us.

     WE MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD INTERFERE WITH OUR EXISTING AND PLANNED OPERATIONS, DILUTE OUR STOCKHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Historically, we have relied upon cash from financing activities to fund a significant portion of the cash requirements of our operating and investing activities, and there is no assurance we will be able to generate sufficient cash from our operating activities in the future. We do not expect future fixed obligations to be paid from operations during 2003 and intend to satisfy fixed obligations by obtaining additional debt and/or equity financing, using accounts receivable financing, extending vendor payments, and issuing stock as payment on obligations.

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

         Even if we convince our target markets about the importance of and need for such security, we do not know if this will result in the sale of our products. We may be unable to establish sales and marketing operations at levels necessary for us to grow our business, especially if we are unsuccessful at selling this product into vertical markets. We may not be able to support the promotional programs required by selling simultaneously into several markets. If we are unable to develop an efficient sales system, or if our products or components do not achieve wide market acceptance, then our operating results will suffer and our earnings per share will be adversely affected.

     WE FACE INTENSE COMPETITION AND PRICING PRESSURES FROM A NUMBER OF SOURCES, WHICH MAY REDUCE OUR AVERAGE SELLING PRICES AND GROSS MARGINS.

         The markets for our products and services are intensely competitive. As a result, we face significant competition from a number of sources. We may be unable to compete successfully because many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. In addition, there are several smaller and start-up companies with which we compete from time to time. We expect competition to increase as a result of consolidation in the information security technology industry.

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

         We depend on a limited number of customers for a substantial portion of our revenue. During the year ended December 31, 2002, and the three and six months ended June 30, 2003, we derived 28%, 33% and 26%, respectively, of our consolidated net revenue for that period from an individual customer. Many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from those customers.

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

     OUR INABILITY TO MAINTAIN AND DEVELOP NEW STRATEGIC RELATIONSHIPS WITH PARTNERS AND SUPPLIERS COULD IMPACT OUR ABILITY TO OBTAIN OR SELL OUR PRODUCTS AND PREVENT US FROM GENERATING SALES REVENUES.

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

         Sales to United States government agencies accounted for 18%, 29% and 19% of our consolidated revenues for the years ended December 31, 2002, 2001 and 2000 , respectively. Our sales to these agencies are subject to risks that include:

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

     OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT TEAM.

         Our founder, co-chairman and president, Kris Shah, has been with us since 1970, and our co-chairman and chief executive officer, Marvin Winkler, co-founded one of our wholly-owned subsidiaries. Their experience, expertise, industry knowledge and historical company knowledge would be extremely difficult to replace if we were to lose the services of either of them. The precise impact of the loss of services of either of them is difficult to predict, but would likely result in, at a minimum, significant costs to recruit, hire and retain a successor and impaired operating results while the successor was being recruited and transitioning into the position. We do not currently maintain life insurance on the lives of either of these officers.

     THERE IS SIGNIFICANT COMPETITION IN OUR INDUSTRY FOR HIGHLY SKILLED EMPLOYEES, AND OUR FAILURE TO ATTRACT AND RETAIN TECHNICAL PERSONNEL WOULD ADVERSELY AFFECT OUR BUSINESS BY IMPAIRING OUR ABILITY TO EFFICIENTLY CONDUCT OUR OPERATIONS.

         We may not be able to attract or retain highly skilled employees. Our inability to hire or retain highly qualified individuals may impede our ability to develop, install, implement and service our software and hardware systems, to retain existing customers and attract new customers, or to efficiently conduct our operations, all of which would adversely affect our business. A high level of employee mobility characterizes the data security and networking solution industries, and the market for highly qualified individuals in computer-related fields is intense. This competition means there are fewer highly qualified employees available to hire, and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Furthermore, the hiring and retention of technical employees typically necessitates the issuance of stock options and other equity interests, which may dilute earnings per share.

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

         G2 Resources, Inc. and Classical Financial Services, LLC have filed complaints against one of our subsidiaries, Pulsar Data Systems, Inc., or Pulsar, alleging that Pulsar breached a contract by failing to make payments to G2 Resources, Inc. in connection with services allegedly provided by G2 Resources, Inc. In April 2001, the court dismissed, for lack of prosecution activity for more than twelve months, the original complaint that G2 Resources, Inc. had filed against Pulsar in January 1998. G2 Resources, Inc. re-filed the action in May 2001. In 2002, the court moved this case into the same division handling other matters related to G2 and Classic Financial Services, LLC, and stayed any further action in this case pending the resolution of matters between G2 and Classical. We intend to vigorously defend against the plaintiffs' claims and have asserted defenses and counterclaims.

         In May 2002, Integral Systems, Inc. filed an action against us alleging that we breached a promissory note for the payment of $389,610. Integral then obtained a confessed judgment for approximately $327,250. In March 2003, we executed settlement papers that would permit Integral Systems to file a stipulated judgment against us in the amount of the unpaid balance if we default on a payment schedule that requires us to make payments of $20,000 per month until the balance is paid in full. We placed 400,000 shares of our common stock into a third party escrow as security until the balance is paid in full.

         In June 2002, Research Venture, LLC filed two lawsuits against us alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. In October 2002, we negotiated a restructuring of our obligations under the leases. We subsequently defaulted on those obligations, and Research Venture obtained a judgment against us per prior stipulation in the amount of $2.7 million. In August 2003, we entered into a settlement agreement with Research Venture that imposes, among other things, registration obligations on us regarding shares of common stock that we issued to Research Venture. If we are unable to comply with those obligations, Research Venture will be entitled to entry of a stipulated judgment against us in an amount up to $1.7 million.

         In July 2003, Control Break International, or CBI, filed an action in Florida to initiate collection of $456,000 that we owed to CBI under two promissory notes. We intend to defend against the action and to file a motion to dismiss based upon lack of jurisdiction. We have held discussions with CBI to resolve the matter, but there can be no assurance as to the outcome of those discussions.

         In June 2003, Venetian Casino Resort, LLC, or the Venetian, sent a demand letter to our subsidiary demanding funding, or alternatively taking action to terminate our subsidiary's operating agreement for failure of our subsidiary to meet its funding commitment and threatening to take action against our subsidiary in the matter. Subsequently, the Venetian sent a letter claiming to terminate the operating agreement. We have recorded an impairment charge equal to the remaining book value of our investment in our subsidiary.

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

         During 2002 and 2003, several vendors filed or threatened to file suits against us related to outstanding account balances that are included within our accounts payable. We reached oral agreement with several vendors, including one vendor who had filed suit against us. We are making payments on the amount owed to the vendor who filed suit against us and executed an agreement to extend the terms of the existing accounts payable balance. However, if we fail to make the required payments and the collection suit goes to judgment, there would be an adverse impact on our financial condition and liquidity.

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

     OUR ADOPTION OF SFAS NO. 142 EFFECTIVE JANUARY 1, 2002 MAY INCREASE OUR LOSSES IN FUTURE ACCOUNTING PERIODS IF WE DETERMINE THAT THERE HAS BEEN AN IMPAIRMENT OF GOODWILL AND COULD CAUSE US TO INCUR LARGE LOSSES, IN ADDITION TO THE $36.3 MILLION IMPAIRMENT OF INTANGIBLES WRITE-DOWN RECORDED FOR THE YEAR ENDED DECEMBER 31, 2001.

         We accounted for our August 2001 acquisition of BIZ as a purchase. Under the purchase method of accounting, the purchase price was allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from BIZ. The excess of the purchase price over BIZ's tangible net assets resulted in original goodwill and other intangible assets of approximately $64.5 million. These amounts were subsequently reduced by amortization and impairment charges to a carrying value of $25.9 million as December 31, 2001.

         In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." We adopted this statement effective January 1, 2002. Under this statement, goodwill is no longer amortized and became subject to annual testing for impairment beginning January 1, 2002. The provisions of this statement require us to perform a two-step test to assess goodwill for impairment. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and we need not proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then we must determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we will record an impairment loss in the amount of the excess. With regard to a reporting unit's goodwill balance at January 1, 2002, we were required to perform the first step of the annual testing for impairment by June 30, 2002. If the results of that step indicated that goodwill may have been impaired, we were then required to complete the second step as soon as possible, but no later than December 31, 2002.

         We concluded that as of December 31, 2001, an impairment write-down of approximately $36.3 million was required. Through June 30, 2003, no further write-downs were required. However, we are required to perform additional tests for impairment at least annually. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. We cannot predict whether or when there will be additional impairment charges, or the amount of any such charges. If the charges are significant, they could cause the market price of our common stock to decline.

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

         South Asia has from time to time experienced civil unrest and hostilities among neighboring countries, including India and Pakistan. In April 1999, India and Pakistan conducted long-range missile tests. Since May 1999, military confrontations between India and Pakistan have occurred in disputed regions. In October 1999, the leadership of Pakistan changed as a result of a coup led by the military. Additionally, more recent events have significantly heightened the tensions between India and Pakistan. If a major armed conflict or nuclear war involving India and any of its neighboring countries occurs, it could, among other things, prevent us from establishing or maintaining operations in India. If the successful conduct of operations in India becomes critical to any or all of our other operations, our business would be harmed to the extent we are unable to establish or maintain operations in India.

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

         The qualitative listing standards of The Nasdaq National Market require, among other things, that listed companies meet independent director and audit committee composition requirements. We received a Nasdaq staff determination on August 20, 2003, which indicated that we failed to comply with these requirements and that our common stock, therefore, is subject to delisting from The Nasdaq National Market. We have submitted a written response to the staff determination outlining our current plans for compliance with these requirements through the appointment of directors from a potential investment group. However, we cannot offer assurance that the Nasdaq listing qualifications panel will grant our request for continued listing.

         The quantitative listing standards of The Nasdaq National Market require, among other things, that listed companies maintain a minimum bid price of $1.00. In November 2002, we received a notice from Nasdaq indicating that our common stock had failed to maintain the required minimum bid price of $1.00 for the last 30 consecutive trading days and that, therefore, we had until February 20, 2003 to regain compliance with that requirement. We did not timely regain compliance with that requirement. In March 2003, we received a notice from Nasdaq that the period to regain compliance with the $1.00 minimum bid price had been extended an additional 90 days, through May 21, 2003. On May 22, 2003, we received a Nasdaq staff determination that we failed to timely regain compliance with the minimum bid price requirement and that our stock was subject to delisting. We appealed the staff's determination to a listing qualifications panel for consideration. On August 14, 2003, we received the findings of the panel, which allowed us through October 31, 2003 to evidence a closing bid price of at least $1.00 per share, with the requirement to have a closing bid price immediately thereafter of at least $1.00 per share for ten consecutive trading days, which we may decide to accomplish through a reverse stock split. Alternatively, we may be permitted to submit an application to transfer the listing of our common stock to The Nasdaq SmallCap Market if we satisfy the continued inclusion requirements for The Nasdaq SmallCap Market, including the independent director and audit committee composition requirements described above. The successful transfer of the listing of our common stock to The Nasdaq SmallCap Market would make available an extended grace period for the minimum $1.00 bid price requirement and would make available an additional 180 calendar day grace period if we meet the initial listing criteria for The Nasdaq SmallCap Market.

         In addition to the quantitative and qualitative requirements described above, Nasdaq's qualification standards require, among other things, that issuers apply for initial inclusion on Nasdaq following a change of control. Nasdaq looks at many factors in determining whether a change of control has occurred, including without limitation, changes in the management, board of directors, voting power and ownership of a company. Depending on the terms and conditions of any future financings or other transactions we may enter into, if Nasdaq determines that a change of control has occurred, we would need to file a new listing application if we want to maintain our Nasdaq listing. We do not know whether, at the time, if any, that we would file a new listing application with Nasdaq, we would meet the initial listing standards of either The Nasdaq National Market or The Nasdaq SmallCap Market.

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

         The secured convertible promissory notes we issued in April 2002 are convertible into shares of our common stock at a conversion price below the market price of our common stock at the commitment date for the notes. In addition, the notes were accompanied by common stock purchase warrants with an exercise price below the market price of our common stock at the commitment date. Accordingly, under accounting guidelines, we were required to record a substantial non-cash charge as interest expense, with an offsetting increase to our paid-in-capital. While recording this entry had no net effect on our stockholders' equity, the entry substantially increased our reported loss for the year ended December 31, 2002 and may cause a decline in our stock price.

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the 52-week period ended September 2, 2003, the high and low closing sale prices of our common stock were $1.33 and $.50, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

         If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

     A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ARE OR WILL BECOME ELIGIBLE FOR PUBLIC SALE, AND SALES OF LARGE NUMBERS OF OUR SHARES COULD ADVERSELY AFFECT THEIR MARKET PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of September 15, 2003, we had issued and outstanding 27,836,733 shares of common stock, a majority of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Our common stock historically has been thinly traded. Our average daily trading volume between September 3, 2002 and September 2, 2003 was 11,766 shares. If our stockholders seek to sell numbers of shares significantly in excess of our typical volume, the market price of our shares may decline. Any adverse effect on the market price for our common stock could make it more difficult for us to sell equity securities at a time and at a price that we deem appropriate.

     THE MARKET PRICE OF OUR COMMON STOCK COULD SUBSTANTIALLY DECLINE IF ALL OR A SIGNIFICANT PORTION OF OUR OUTSTANDING DERIVATIVE SECURITIES WERE CONVERTED INTO OR EXERCISED FOR SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OR EXERCISE AND THEN RESOLD INTO THE MARKET.

         As of September 15, 2003, we had outstanding 27,836,733 shares of common stock and also had outstanding options, warrants and promissory notes that were exercisable for or convertible into approximately 14,421,000 shares of our common stock. If the conversion or exercise prices at which our outstanding derivative securities are converted or exercised are lower than the market price immediate dilution will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion or exercise of our outstanding derivative securities, or even the perception that such sales could occur, could adversely affect the market price of our common stock. Therefore a substantial decline in the value of our shares could result from both the actual and potential conversion or exercise of our outstanding derivative securities and the actual and potential resale of the underlying shares into the market.

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

         As of September 15, 2003, our co-chairmen, Kris Shah and Marvin Winkler, and certain of their family members and affiliates owned, in the aggregate, approximately 51.0% of our outstanding common stock. Those stockholders, if acting together, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote. Further, those stockholders have the ability to take action by written consent on those matters without a meeting of stockholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. Also, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders, and may adversely affect the market price of our common stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements included in this report beginning at page F-1.

                                    PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 2, 2000, we entered into a lease agreement for our principal executive offices with KRDS, Inc. Kris Shah, our president, co-chairman of the board and secretary, is the majority stockholder and a director of KRDS, Inc. The lease agreement is described in Item 2 of this report.

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

         In October 2000, we signed a development agreement with Wave, for the integration of EMBASSY-based systems with set-top box master reference designs of Broadcom Corporation. Wave owned approximately 19.5% of our issued and outstanding common stock as of March 28, 2003. To conserve cash and settle our liability under the development agreement, we entered into termination and mutual release agreement under which we issued to Wave 1.6 million shares of our common stock, and a $270,000 convertible note that we converted into 200,000 shares of common stock on December 13, 2002. The termination and mutual release agreement is described in Item 12 of Form 10-K Amendment No. 1 for the year ended December 31, 2002 filed April 30, 2003, under the heading "Beneficial Ownership Table - Wave Systems Corp."

         In October 2002, we restructured our lease obligations with landlord, Research Venture, LLC, for the two Spectrum buildings located in Irvine, California. Until August 2002, Mr. Shah had an ownership interest in Research Venture, LLC. The restructuring arrangement is described in Item 2 of Form 10-K Amendment No. 1 for the year ended December 31, 2002 filed April 30, 2003 and
Item 3 of this report.

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

         The notes issued on April 16, 2002 are secured by all of our assets and mature on December 31, 2005. The notes bear interest at an annual rate of 10%. Interest is payable quarterly in arrears beginning on July 1, 2002 in cash, or at our discretion, in shares of common stock at a price based upon the average of the closing sale prices of our common stock for the 30-day period ending on the day prior to the interest due date. The principal balance of each note is convertible into shares of our common stock at the election of the holder at the initial conversion price of $1.00 per share. The outstanding principal balances of the notes and, at our option, any accrued and unpaid interest, automatically would convert into shares of common stock at the then-applicable conversion price if:

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

         On November 14, 2002, we issued $500,000 in principal amount of secured subordinated promissory notes to Mr. Kiphart, Crestview Capital Fund, LP. and Crestview Capital Fund II, L.P. The notes are secured by all of our unencumbered assets and those of our subsidiaries. The notes bear interest in an amount equal to the following percentage of the principal balance: 15%, if the notes are repaid within six months; 20%, if the notes are repaid within nine months; 25%, if the notes are repaid within twelve months; and 30%, if the notes are repaid after twelve months. Principal and interest under the notes are due upon the sooner of November 13, 2003 and our raising of at least $3.5 million in equity or debt financing.

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

         On January 22, 2003, we issued to Mr. Kiphart a $500,000 promissory note that bears interest at a rate of 15% per year, with a minimum interest charge of $50,000. Accrued interest is payable quarterly in arrears beginning March 31, 2003. Principal and accrued but unpaid interest are due upon the earlier of December 31, 2005 and our closing of a $5.0 million or more equity or debt financing. Mr. Kiphart has the right to exchange the principal and outstanding interest on the note for securities that we issue in such an equity or debt financing. If we do not repay the note prior to June 30, 2003, we will be required to issue to Mr. Kiphart a three-year warrant to purchase up to 125,000 shares of common stock at an exercise price of $1.30 per share and to register for resale the shares of common stock underlying the warrant. The note is secured by all of our previously unencumbered assets of SSP and our subsidiaries, including without limitation, intellectual property assets and any and all receivables due to us from our SSPG subsidiary.

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

         We are or have been a party to employment and consulting arrangements with related parties, as more particularly described in Item 11 of Form 10-K Amendment No. 1 for the year ended December 31, 2002 filed April 30, 2003.

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

                                         SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                                             FINANCIAL STATEMENT SCHEDULE

                                                                                                                 PAGE
Independent Auditors' Reports..............................................................................      F-2

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

Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002.................      F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 2001 and 2002.......      F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002.................      F-7

Notes to Consolidated Financial Statements.................................................................      F-9

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 2001 and 2002             S-1

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



                              /s/ HASKELL & WHITE LLP


Irvine, California
March 28, 2003

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
SSP Solutions, Inc.:

         We have audited the accompanying consolidated financial statements of SSP Solutions, Inc. and subsidiaries (formerly Litronic Inc.) as of December 31, 2001 and for each of the years in the two-year period ended December 31, 2001, as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the information for each of the years in the two-year period ended December 31, 2001 in the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of SSP Solutions, Inc. and subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

                                     /s/ KPMG LLP
Costa Mesa, California
April 16, 2002, except as to paragraphs 4 and 6 of note 1,
which are as of March 28, 2003

                                         SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   DECEMBER 31,
                                                                                            --------------------------
                                                                                                2001          2002
                                                                                            ------------  ------------

                                                   ASSETS (note 9)
Current assets:
Cash and cash equivalents...............................................................    $     3,257   $       553
Investment in trading securities........................................................          1,360            76
Accounts receivable (net of allowance for doubtful accounts of $254 and $187 as of
  December 31, 2001 and 2002, respectively).............................................          4,358         1,584
Inventories.............................................................................            436           238
Prepaid expenses........................................................................            601           315
Other current assets....................................................................            401           173
                                                                                            ------------  ------------
            Total current assets........................................................         10,413         2,939
Property and equipment, net.............................................................            361            90
Other assets............................................................................             28           600
Equity investment in affiliate..........................................................             --           452
Other intangibles, net..................................................................            691            --
Goodwill ...............................................................................         25,930        25,930
                                                                                            ------------  ------------
                                                                                            $    37,423   $    30,011
                                                                                            ============  ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt (note 9).........................................    $     1,695   $     2,826
Accounts payable........................................................................          9,495         4,413
Accrued liabilities.....................................................................          3,343         1,300
Notes payable to related party..........................................................            392            --
Deferred revenue........................................................................            203           349
Accrued rent............................................................................          1,064            --
                                                                                            ------------  ------------
   Total current liabilities............................................................         16,192         8,888
Long-term debt, less current installments (note 9)......................................          2,500            --
Deferred revenue........................................................................             46            --
Accrued rent, less current..............................................................          1,107            --
                                                                                            ------------  ------------
         Total liabilities..............................................................         19,845         8,888
Commitments and contingencies (notes 3,8,9,14,17 and 19) ................................
Subsequent events (note 20).............................................................

Shareholders' equity:
Preferred stock, $0.01 par value; Authorized 5,000,000 shares; no shares issued
  or outstanding........................................................................             --            --
Common stock, $0.01 par value; Authorized 100,000,000 shares; issued or issuable
  20,630,754 and 24,821,235 shares at December 31, 2001 and 2002, respectively..........            206           248
Additional paid-in capital..............................................................        118,608       129,298
Note receivable from shareholder........................................................           (500)           --
Deferred compensation...................................................................         (1,193)         (324)
Accumulated deficit.....................................................................        (99,543)     (108,099)
                                                                                            ------------  ------------
      Total shareholders' equity........................................................         17,578        21,123
                                                                                            ------------  ------------
                                                                                            $    37,423   $    30,011
                                                                                            ============  ============

                             See accompanying notes to consolidated financial statements

                                         SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                            2000            2001            2002
                                                                       --------------  --------------  --------------
Revenues:
   Product.........................................................    $       5,753   $       6,671   $       6,978
   Service.........................................................              903           1,014           2,591
   License.........................................................              768             561           1,836
                                                                       --------------  --------------  --------------
      Total revenues...............................................            7,424           8,246          11,405
                                                                       --------------  --------------  --------------
Cost of Sales:
   Product.........................................................            2,131           3,960           2,706
   Service.........................................................              257             384             639
   License.........................................................              113             153             181
                                                                       --------------  --------------  --------------
      Total cost of sales..........................................            2,501           4,497           3,526
                                                                       --------------  --------------  --------------
Gross margin.......................................................            4,923           3,749           7,879

Operating Expenses:
   Selling, general and administrative.............................            6,615           8,779           6,818
   Research and development........................................            5,800           6,739           4,894
   Research and development - Wave Systems Corp....................               --           1,111           1,041
   Impairment of goodwill and other intangibles....................               --          36,299              --
   In-process research and development.............................               --           1,600              --
                                                                       --------------  --------------  --------------
      Total operating expenses.....................................           12,415          54,528          12,753
                                                                       --------------  --------------  --------------

Operating loss.....................................................           (7,492)        (50,779)         (4,874)

Non-operating Expenses:
   Realized loss on trading securities.............................               --             530             130
   Interest expense, net...........................................              120             178             672
   Non-cash interest and financing expense.........................               --              --           1,287
   Loss from equity investee ......................................               --              --             248
   Other expense, net..............................................               --              --              33
                                                                       --------------  --------------  --------------
      Total non-operating expenses ................................              120             708           2,370
                                                                       --------------  --------------  --------------

Operating loss before income taxes.................................           (7,612)        (51,487)         (7,244)
Provision for income taxes.........................................                6              53               2
                                                                       --------------  --------------  --------------
Loss from continuing operations....................................           (7,618)        (51,540)         (7,246)

Loss from discontinued operations (note 1).........................          (33,787)         (1,620)         (1,310)
                                                                       --------------  --------------  --------------

Net loss ..........................................................    $     (41,405)  $     (53,160)  $      (8,556)
                                                                       ==============  ==============  ==============

Loss per share from continuing operations, basic and diluted.......    $        (.77)  $       (3.79)  $        (.34)
                                                                       ==============  ==============  ==============
Loss per share from discontinued operations, basic and diluted.....    $       (3.43)  $        (.12)  $        (.06)
                                                                       ==============  ==============  ==============
Net loss per share of common stock, basic and diluted .............    $       (4.20)  $       (3.91)  $        (.40)
                                                                       ==============  ==============  ==============
Shares used in per share computations, basic and diluted...........        9,862,472      13,585,202      21,647,707
                                                                       ==============  ==============  ==============

                             See accompanying notes to consolidated financial statements

                                            SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (IN THOUSANDS)

                                                                           NOTE                                     TOTAL
                                      COMMON STOCK         ADDITIONAL   RECEIVABLE                               SHAREHOLDERS'
                                ----------------------      PAID IN        FROM        DEFERRED    ACCUMULATED     EQUITY
                                  SHARES       AMOUNT       CAPITAL    SHAREHOLDER   COMPENSATION    DEFICIT      (DEFICIT)
                                ---------     --------     ----------  -----------   ------------  -----------   -------------
Balance, December 31, 1999..       9,857      $    99      $  52,812     $    --      $      --    $   (4,978)   $   47,933
Stock options exercised.....          28           --             20          --             --            --            20
Treasury stock retired......        (141)          (2)             2          --             --            --            --
Net loss....................          --           --             --          --             --       (41,405)      (41,405)
                                ---------     --------     ----------    --------     ---------    ----------    -----------
Balance, December 31, 2000..       9,744           97         52,834          --             --       (46,383)        6,548
Common shares issued,
 warrants, and options
 assumed deferred stock
 compensation, and note
 receivable from shareholder
 for acquisition of Biz
 Interactive Zone, Inc.
 ("BIZ")....................      10,875          109         65,807        (500)        (1,471)           --        63,945
Deferred compensation
 related to issuance of
 stock options..............          --           --            122          --           (122)           --            --
Reversal of deferred
 compensation related to
 terminated employees.......          --           --           (201)         --            201            --            --
Amortization of deferred
 stock compensation.........          --           --             --          --            199            --           199
Common stock issued for
 services...................           8           --             36          --             --            --            36
Stock options exercised.....           4           --              3          --             --            --             3
Stock options issued for
 services...................          --           --              7          --             --            --             7
Net loss....................          --           --             --          --             --       (53,160)      (53,160)
                                ---------     --------     ----------    --------     ---------    ----------    -----------
Balance, December 31, 2001..      20,631          206        118,608        (500)        (1,193)      (99,543)       17,578
Note Receivable from
 shareholder................          --           --             --         500             --            --           500
Warrants issued in
 conjunction with
 Convertible Notes..........          --           --          2,798          --             --            --         2,798
Beneficial conversion
 feature related to
 convertible debt...........          --           --          3,152          --             --            --         3,152
Deferred compensation
 related to issuance of
 stock options..............          --           --            (29)         --            376            --           347
Reversal of deferred
 compensation related to
 terminated employees.......          --           --           (574)         --            483            --           (91)
Amortization of deferred
 stock compensation.........          --           --             --          --             10            --            10
Common stock issued for
 services...................          26           --             34          --            --            --             34
Common stock issued under
 Employee Stock Purchase Plan         24           --             17          --            --            --             17
Stock options exercised.....          39           --             63          --            --            --             63
Common stock issued in
 restructuring of lease
 obligations................         959           10            946          --            --            --            956
Common stock issued in
 settlement of development
 contract...................       1,800           18          2,406          --            --            --          2,424
Warrants issued to
 underwriter................          --           --            182          --            --            --            182
Common stock issued in
 conversion of notes payable       1,079           11          1,392          --            --            --          1,403
Payment of interest in
 common stock...............         263            3            303          --            --            --            306
Net loss....................          --           --             --          --            --        (8,556)        (8,556)
                                ---------     --------     ----------    --------     ---------    ----------    -----------
Balance, December 31, 2002..      24,821      $   248      $ 129,298     $    --      $   (324)    $(108,099)    $   21,123
                                =========     ========     ==========    ========     =========    ==========    ===========

                                See accompanying notes to consolidated financial statements.

                                         SSP SOLUTIONS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                                     2000         2001         2002
                                                                                  ----------   ----------   ----------
Cash flows from operating activities:
   Net loss..................................................................     $ (41,405)   $ (53,160)   $  (8,556)
Adjustments to reconcile net loss to net cash used in operating activities:
   Provision for losses on receivables.......................................            24           71           --
  Impairment of goodwill and other intangibles...............................            --       36,299           --
  Depreciation and amortization..............................................           686          704          290
  Amortization of non-cash debt issuance costs                                           --           --          147
  Non-cash interest and warrant costs........................................            --           --        1,141
  Gain on vendor settlements.................................................            --           --         (270)
  Revision of estimated liability............................................            --           --         (463)
  Settlement of Wave Systems Corp. contract..................................            --           --        1,041
  Settlement of Spectrum.....................................................            --           --         (694)
  Discount on notes to related party.........................................            --           --          153
  Loss from equity investee..................................................            --           --          248
  In process research and development........................................            --        1,600           --
  Deferred compensation......................................................            --          199          266
  Realized loss on trading securities........................................            --          530          130
  Stock and options issued for services......................................            --           43           34
  Loss from discontinued operations..........................................        33,787        1,620        1,310
Changes in assets and liabilities net of effects of the acquisition:
  Accounts receivable........................................................          (510)        (915)        (393)
  Inventories................................................................            85          169          181
  Prepaid expenses...........................................................          (182)         (57)         285
  Other current assets.......................................................          (217)        (519)         214
  Notes receivable-- related party...........................................            70           --           --
  Other assets...............................................................          (343)         410         (557)
  Accounts payable...........................................................            17         1188        1,743
  Accrued liabilities........................................................            --        2,402          311
  Accrued rent...............................................................            --        2,171           --
  Deferred revenue...........................................................           428         (208)         101
                                                                                  ----------   ----------   ----------
Net cash used in continuing operating activities.............................        (7,560)      (7,453)      (3,338)
                                                                                  ----------   ----------   ----------
   Net cash provided by (used in) discontinued operations....................         3,946        4,953       (3,669)
   Net cash used in operating activities.....................................        (3,614)      (2,500)      (7,007)
                                                                                  ----------   ----------   ----------
Cash flows from investing activities:
  Purchases of property and equipment........................................          (863)        (118)         (24)
  Restricted cash relating to line of credit.................................           612           --           --
  Proceeds from the sale of trading securities...............................            --          933        1,154
  Investment in equity investee..............................................            --           --         (700)
  Net cash paid for acquisition of BIZ.......................................            --         (675)          --
                                                                                  ----------   ----------   ----------
Net cash (used in) provided by investing activities..........................          (251)         140          430
                                                                                  ----------   ----------   ----------
Cash flows from financing activities:
  Stock options exercised....................................................            20            3           81
  Proceeds from insurance financing..........................................           748          205           --
  Proceeds from convertible debt.............................................            --        2,500        4,750
  Net borrowings on revolving note payable...................................        23,666       14,155        2,328
  Net repayments on revolving note payable...................................       (22,469)     (14,142)      (3,666)
  Proceeds from note payable to related party................................            --         (696)          --
  Proceeds from issuance of non-convertible debt ............................            --           --          653
  Repayment of note payable to related party.................................            --           --         (392)
  Proceeds from note receivable from related party...........................            --           --          347
  Repayment on long-term debt................................................          (421)        (528)        (228)
                                                                                  ----------   ----------   ----------
  Net cash provided by financing activities..................................         1,544        1,497        3,873
                                                                                  ----------   ----------   ----------
  Net decrease in cash.......................................................        (2,321)        (863)      (2,704)
Cash and cash equivalents at beginning of year...............................         6,441        4,120        3,257
                                                                                  ----------   ----------   ----------
Cash and cash equivalents at end of year.....................................     $   4,120    $   3,257    $     553
                                                                                  ==========   ==========   ==========

                                         SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    (IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                                     2000         2001         2002
                                                                                  ----------   ----------   ----------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest.....................................................................            63          197         200
Income taxes.................................................................             6            2           2
                                                                                  ==========   ==========   ==========

Supplemental disclosure of non-cash investing and financing activities:
The Company issued 10,875,128 shares of common in connection with the acquisition of BIZ. In connection with the acquisitions, net assets purchased were as follows (note 4):
    BIZ acquisition costs....................................................            --         (750)          --
    Fair value of net assets acquired less liabilities assumed...............          (331)         184           --
    Goodwill and other intangible assets.....................................            --       62,882           --
    In-process research and development......................................            --        1,600           --
    Deferred compensation....................................................            --           29           --
                                                                                  ----------   ----------   ----------
Market value of common stock issued..........................................          (331)      63,945           --
                                                                                  ==========   ==========   ==========
Settlement of Wave Systems Corp. contract....................................
      Issuance of common stock...............................................            --           --        2,424
Beneficial conversion feature................................................            --           --        3,152

Value of warrants issued.....................................................            --           --        2,798
Warrants issued to underwriters..............................................            --           --          182
Payment of interest in common stock..........................................            --           --          306

Exchange of notes payable for common stock...................................            --           --        1,403

Payment of lease restructuring obligation in common stock....................            --           --          956

                             See accompanying notes to consolidated financial statements.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) GENERAL INFORMATION

GENERAL

         SSP Solutions, Inc. (formally Litronic Inc.) ("SSP" or the "Company") provides data security solutions for network communication systems. Through the Company's government systems division, the Company has provided innovative data security solutions for government communications systems for more than thirty years. The Company provides software, a secure operating system and hardware products for 1) the authorization, authentication, and administration of an organization's security protocols, and 2) card reader products and tokens that can be used by an organization and its members to protect digital data, thereby securing the transmission of that digital data via encryption or decryption of that data on a real-time basis. In addition to selling hardware and software products, the Company provides support and maintenance services for specific government communications programs. The Company's products are designed and developed in the United States.

         Through a wholly-owned subsidiary, Pulsar Data Systems, Inc. ("Pulsar"), the Company engaged in the sale of computer hardware, software, peripheral equipment, and support services to governmental agencies and commercial enterprises throughout the United States. Subsequent to December 31, 2002, the Company terminated all remaining employees of Pulsar and as of March 28, 2003, decided to discontinue Pulsar's operations.

         BIZ Interactive Zone, Inc. ("BIZ"), a wholly-owned subsidiary of the Company, was acquired in August 2001.

DETAILS OF THE DISCONTINUED OPERATIONS

         Through December 31, 2002, the Company had operated in two business segments: the information security segment and network solutions segment. During the quarter ended March 31, 2003 the Company discontinued its network solutions segment, which was conducted through Pulsar, as the Company determined that this segment would not return to an operating profit in a reasonable time period. The total estimated cost to exit the segment at March 31, 2003 is $106. The network solutions segment assets did not require an impairment write down as there was no remaining book value of assets in existence at the date the decision to exit the business was made. As a result, there is no gain or loss on the disposal of the Company's network solutions segment. In addition, as a result of the disposal of the network solutions segment, the Company now operates in only one reporting segment.

         Because the decision to discontinue the network solutions segment was made subsequent to December 31, 2002, the discontinuance was not reflected in the Company's financial statements that were included as part of the Company's annual report on Form 10-K for the year ended December 31, 2002. However, the Company has decided to reclassify certain amounts and to re-issue the consolidated financial statements previously included as part of the Company's report on Form 10-K for the year ended December 31, 2002.

         Having made the decision to discontinue the network solutions segment, the Company removed the elements of revenues, cost of sales and expenses from its previously reported consolidated financial statements and accompanying notes to consolidated financial statements, and reclassified the net effect of these items as loss from discontinued operations in the consolidated statements of operations for each of the years in the three-year period ended December 31, 2002.

BIZ ACQUISITION

         In August 2001, the Company acquired BIZ, a Delaware Corporation, as a wholly-owned subsidiary. BIZ had developed, designed, and was in the process of marketing security solutions for the financial, government, healthcare,

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

education, and entertainment industries (see note 4). The combined Company continues to focus on a complete range of solutions for physical access, electronic commerce, and communications, from the core to the edge. Concurrent with the BIZ acquisition, the Company changed its name from Litronic Inc., to SSP Solutions, Inc. The Company combined the business of SSP and BIZ into a single operating unit under the name SSP Solutions, Inc.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements and related notes presented herein have been retroactively adjusted to reflect discontinued operations. The capital structure presented in these consolidated financial statements is that of SSP. The consolidated financial statements include the accounts of SSP and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

LOSS PER SHARE

         Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. The same methodology is used to compute loss per share from discontinued and continuing operations.

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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Revenue from network deployment products was recognized upon transfer of title, generally upon verification of delivery to the customer, which represents evidence delivery has occurred, under a sales order represented by a government purchase order that contains a fixed purchase price. When the Company fulfills the elements of the government purchase order, collection of the revenue recorded is reasonably assured. As of March 28, 2003, the Company decided to discontinue Pulsar's operations.

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

         On January 1, 2002, the Company adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. Statement No. 144 also supersedes the provisions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. During the quarter ended March 31, 2003, the Company ceased operating its network solution segment (see note 1). The Company has reclassified the related results of operations to reflect the disposal of the network solutions segment as a discontinued operation as of December 31, 2001 and 2002 and in each of the years in the three-year period ended December 31, 2002.

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

         During 2000, the Company performed an assessment and valuation of Pulsar. This valuation was undertaken because the Company determined the integration of Pulsar would not be completed as planned, and the anticipated operating synergies would not be realized. Based on the results of the valuation, the Company recorded an impairment charge of $31,415 in the fourth quarter of 2000, related to unamortized goodwill and other intangible assets acquired in the purchase of Pulsar, which is included in discontinued operations. The remaining unamortized intangible assets of $783 as of the date of impairment, acquired in the purchase of Pulsar were being amortized over the remainder of the original 10-year useful life. As of December 31, 2002, projections indicated inadequate cash flows from operations to support the carry value of intangibles, and the Company recorded an impairment charge of $599 relative to Pulsar intangibles, which represented the remaining balance of the intangible assets, and is included in discontinued operations. During the quarter ended March 31, 2003, the Company decided to exit this line of business.

         During the fourth quarter of 2001, the Company determined that certain identifiable technology and developed technology acquired in connection with the BIZ acquisition were no longer going to be pursued. Additionally, the Company delayed or indefinitely reduced the projected revenues from the BIZ acquisition. Accordingly, the Company performed a Statement No. 121 analysis for identifiable intangible assets and APB Opinion No. 17, "Intangible Assets," analysis for goodwill.

         In evaluating identifiable intangibles assets, the Company utilized a discounted cash flow analysis. Due to the uncertainties surrounding the ability to fund its operations, the Company concluded all identified intangibles assets associated with the BIZ acquisition should be written-off. In evaluating the goodwill associated with the BIZ acquisition, the Company utilized a fair value approach. The fair value was measured utilizing the most recent indicator of

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

fair value, which was the secured convertible promissory notes entered into in April 2002. Consequently, the Company recorded an impairment charge of $36,299 in the fourth quarter of 2001 related to all identifiable intangible assets and developed technology, as well as a portion of the goodwill acquired in connection with the BIZ acquisition. After this impairment charge, goodwill is the only remaining intangible asset related to the BIZ acquisition.

         Amortization of goodwill and other intangibles was $2,828, $746 and $92, respectively, for the years ended December 31, 2000, 2001 and 2002. Amortization specifically related to Pulsar has been reported as part of discontinued operations for those years.

SEGMENT REPORTING

         The Company applies Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires entities to report financial and descriptive information about their reportable operating segments. The Company had historically operated in two business segments: information security solutions and electronic interconnect products. The Company disposed of its electronic interconnect products business in 1997. On June 14, 1999, with the acquisition of Pulsar, the Company expanded into the network solutions business segment. The Company combined the businesses of SSP and BIZ into a single reportable operating segment referred to as "Information Security Products and Services" (see note 11). During the quarter ended March 31, 2003, the Company decided to dispose of Pulsar and is now operating in a single reportable segment.

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

         At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123, "Accounting for Stock Based Compensation,":

                                                                                          YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                 2000        2001        2002
                                                                              ----------  ----------  ----------
       Net loss, as reported...............................................   $  41,405   $  53,160   $   8,556
       Add:  Stock compensation cost reported in accordance with
       APB No. 25..........................................................          --         199         266
       Deduct:  Total stock-based employee compensation expense
           determined under fair value based method for all awards, net of
           related tax effect..............................................         259         779       1,363
                                                                              ----------  ----------  ----------
       Pro forma net loss..................................................   $  41,664   $  53,740   $   9,653
                                                                              ==========  ==========  ==========

       Earnings per share
            Net loss per share as reported--basic and diluted..............   $    4.20   $    3.91   $    0.40
                                                                              ==========  ==========  ==========
            Pro forma net loss per share--basic and diluted................   $    4.22   $    3.96   $    0.45
                                                                              ==========  ==========  ==========

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

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement No. 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, the Company has ceased operating its network solution segment (see note 1), as such, the Company has accounted for the disposal of its network solution segment as a discontinued operation and is presented as such in the Company's financial statements.

         In November 2002, the FASB issued Interpretation No. (Interpretation) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The changes required by Interpretation 45 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

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

RECLASSIFICATIONS

         Certain reclassifications were made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation and reclassifications made relative to the presentation of discontinued operations (see note 1).

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

         At December 31, 2002, the Company had deficit working capital of $5,949, and the Company had incurred a loss from operations for the year then ended. The Company expects to continue to incur substantial additional losses in 2003. Given the December 31, 2002 cash balance and the projected operating cash requirements, the Company anticipates that existing capital resources will not be adequate to satisfy cash flow requirements through December 31, 2003. The Company will require additional funding. The Company's cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under its accounts receivable financing, new debt and/or equity financing. During 2002, the Company incurred defaults under both the Company's Wells Fargo Business Credit ("WFBC") accounts receivable financing and the Company's long-term convertible notes. The Company was not able to obtain waivers for defaults on the long-term convertible notes and has therefore classified such notes as short-term on the balance sheet as of December 31, 2002. The Company does not expect future fixed obligations to be paid from operations and the Company intends to satisfy fixed obligations from additional financings, use of the accounts receivable financing, extending vendor payments and issuing stock as payment on obligations.

         The Company's current financial condition is the result of several factors including the following:

         o        Operating results were below expectations.

         o Reduced credit line availability affected the sales volume of the Company's Pulsar subsidiary.

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

         o Receivables financing - Effective in October 2002, the Company executed a new factoring agreement with Bay View Funding ("BVF") for the financing of the Company's accounts receivable. The Company also terminated its remaining agreement with WFBC. The Company plans to continue to finance receivables in conjunction with its BVF agreement to generate cash.

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

         o Issuance of stock as payment for existing and future obligations - The Company may pay some of its accrued liabilities or accounts payable through the issuance of common stock. In 2002, the Company issued 959,323 shares of its common stock as part of a settlement and restructuring agreement with Research Venture relative to facilities leases. The Company also issued 1.8 million shares to Wave Systems Corp relative the termination and mutual release under a development agreement.

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

         In addition to IPR&D acquired, the BIZ acquisition included completed technology and strategic relationships. Estimated fully burdened operating expenses were deducted from the revenue estimates to arrive at operating income in order to determine the valuation of the IPR&D. The valuation of completed technology used estimated fully burdened operating expenses, including the cost of revenue, selling and marketing expenses, and general and administrative expenses, together with payments to technology partners for development work and payments to outside service providers. Regarding the valuation of strategic relationships acquired, the valuation was determined to be the difference between the present value of anticipated cash flows with the agreements in place and the anticipated cash-flows based on a time-lag to cultivate the same type of agreements with additional time required to capture market share, plus the associated expense required to secure the strategic relationships.

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

         The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased in-process research and development) are summarized as follows:

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

        Tangible assets.........................................     $   3,231
        Liabilities.............................................         3,047
                                                                     ----------
        Net tangible assets.....................................           184
        Identifiable intangible assets:
           In-process research and development..................         1,600
           Completed technology.................................         6,200
           Strategic relationships..............................         2,800
        Goodwill................................................        53,882
        Deferred compensation...................................            29
                                                                     ----------
                                                                     $  64,695
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

         The other intangible assets will be amortized on a straight-line basis over the following estimated useful lives, in years:

      Completed technology......................................           5
      Strategic relationships...................................      1 to 5

         The operating results of BIZ have been included in the Company's consolidated statements of operations since the acquisition date, August 24, 2001.

         Following are the summarized unaudited pro forma combined results of operations for the twelve months ended December 31, 2000 and December 31, 2001, assuming the BIZ acquisition had taken place at the beginning of each of those fiscal years. The unaudited pro forma combined statement of operations for the twelve months ended December 31, 2000 was prepared based on the statement of operations of SSP for the twelve months ended December 31, 2000 and the statement of operations for BIZ from April 30, 2000 (inception) to December 31, 2000. Accordingly, eight months of amortization of the intangibles was included. The unaudited pro forma combined statement of operations for the twelve months ended December 31, 2001 was prepared based upon the statement of operations of SSP for the twelve months ended December 31, 2001 and the statement of operations of BIZ for the period from January 1, 2001 through August 24, 2001. The unaudited pro forma results exclude the effects of the IPR&D charge, but include the amortization of other intangibles and deferred compensation. The unaudited pro forma results are not necessarily indicative of the future operations or operations that would have been reported had the BIZ acquisition been completed when assumed. See discussion on impairment of goodwill and other intangibles in note 2.

                                                          TWELVE MONTHS ENDED
                                                     ---------------------------
                                                     DECEMBER 31,   DECEMBER 31,
                                                        2000            2001
                                                     ------------   ------------
      Net revenues................................    $   7,424      $   8,246
                                                      ==========     ==========
      Net loss....................................    $ (46,106)     $ (68,661)
                                                      ==========     ==========
      Net loss per share..........................    $   (2.22)     $   (3.33)
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

                                                                                YEARS ENDED DECEMBER 31
                                                                    ----------------------------------------------
                                                                       2000               2001             2002
                                                                    ----------         ----------       ----------
      Reported net (loss).........................................  $ (41,405)         $ (53,160)       $  (8,556)
         Add back goodwill amortization:..........................        803                 --               --
                                                                    ----------         ----------       ----------
         Adjusted net loss........................................  $ (40,602)         $ (53,160)       $  (8,556)
                                                                    ==========         ==========       ==========
      Basic earnings per share:
       Reported net (loss)........................................  $   (4.20)         $   (3.91)       $    (.40)
         Add back goodwill amortization:..........................        .08                 --               --
                                                                    ----------         ----------       ----------
         Adjusted net loss........................................  $   (4.12)         $   (3.91)       $    (.40)
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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Intangible assets consisted of the following as of:

                                                                            DECEMBER 31,      DECEMBER 31,
                                                                            ------------      ------------
                                                                                2001              2002
                                                                             ----------        ----------
      Customer base
         Gross carrying amount............................................   $   3,846         $   3,846
         Accumulated amortization.........................................      (3,155)           (3,247)
         Impairment.......................................................          --              (599)
                                                                             ----------        ----------

      Net customer base...................................................   $     691         $      --
                                                                             ==========        ==========

      Strategic relationships
         Gross carrying amount............................................   $   2,800         $      --
         Accumulated amortization.........................................        (241)               --
         Impairment.......................................................      (2,559)               --
                                                                             ----------        ----------

      Net strategic relationships.........................................   $      --         $      --
                                                                             ==========        ==========

      Completed technology
         Gross carrying amount............................................   $   6,200         $      --
         Accumulated amortization.........................................        (412)               --
         Impairment.......................................................      (5,788)               --
                                                                             ----------        ----------

      Net completed technology............................................   $      --         $      --
                                                                             ==========        ==========

      Goodwill
         Gross carrying amount............................................   $  53,882         $  53,882
         Impairment.......................................................     (27,952)          (27,952)
                                                                             ----------        ----------

      Net goodwill........................................................   $  25,930         $  25,930
                                                                             ==========        ==========

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

(6) INVENTORIES

         A summary of inventories follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2002
                                                              --------  --------
        Raw materials.....................................    $   112   $    23
        Work-in-process...................................          8        82
        Finished goods....................................        316       133
                                                              --------  --------
                                                              $   436   $   238
                                                              ========  ========

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7) PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2002
                                                              --------  --------
        Leasehold improvements............................    $    65   $    28
        Machinery and equipment...........................         68        66
        Furniture and fixtures............................      2,383     1,939
                                                              --------  --------
                                                                2,516     2,033
        Less accumulated depreciation and amortization....      2,155     1,943
                                                              --------  --------
                                                              $   361   $    90
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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following represents summarized financial information for the VI:

                                  BALANCE SHEET
                                DECEMBER 31, 2002
                                   (UNAUDITED)
                                   -----------

            Current Assets            $139     Current Liabilities        $  -
            Site Development           560     Members' Equity             699
                                      -----                               -----
                                               Total Members' Equity
            Total Assets              $699              & Liabilities     $699
                                      =====                               =====

                             STATEMENT OF OPERATIONS
               PERIOD FROM JUNE 7 (INCEPTION) TO DECEMBER 31, 2002
                                   (UNAUDITED)
                                   -----------

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

         As of March 28, 2003, SSP Gaming was in negotiations with financial sources to provide interim and long-term funding to satisfy the VI investment requirements. If the negotiations are successful, SSP Gaming would become a less than wholly-owned subsidiary. If the negotiations are not successful, SSP Gaming's percentage interest in the VI may be reduced and amounts invested by SSP in SSP Gaming will be at risk.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) LONG-TERM DEBT

         A summary of long-term debt follows:

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                     2001        2002
                                                                                    -------    -------
   Secured convertible promissory notes with an interest rate of 10% per annum,
      interest payable quarterly, due December 31, 2005 .......................     $   --     $5,796
   Secured convertible promissory notes with an interest rate of 30% per annum,
      interest payable quarterly, due November 14, 2003 .......................         --        500
   Note payable related to restructuring of facilities leases due in installments on or before September 19, 2003, without
      interest ................................................................         --        425
   Promissory note due July 18, 2003 with interest at 6.75% per annum, interest
      payable at maturity .....................................................         --        429
   Promissory note due July 18, 2003 without interest .........................         --         27
   Note payable secured by interest in SSP Gaming, payable in monthly
      installments of $15,000, including interest at 6% per annum .............         --        196
   Bay View Funding accounts receivable financing, discount rate of 1.25% of
      the receivables factored, interest payable upon payment of receivable ...         --        259
   Note payable for insurance financing due in eighteen monthly payments
      beginning July 9, 2000 at an annual percentage rate of 8.18% ............        173         --
   Well Fargo Business Credit accounts receivable financing, discount rate of
      1.25% of the receivables factored, interest payable upon payment of
      receivable ..............................................................      1,522         --
   Subordinated convertible note due December 17, 2004 with interest rate at
      8.0% per annum compounded annually, interest payable quarterly ..........      2,500         --
                                                                                    -------    -------
                                                                                     4,195      7,632
   Less  unamortized value of warrants related to debt issued .................         --      4,806
                                                                                    -------    -------
   Long-term debt, net of debt discounts of $0 in 2001 and $4,806 in 2002 .....      4,195      2,826
   Less current installments ..................................................      1,695      2,826
                                                                                    -------    -------
   Long-term debt, net of debt discounts of $0 in 2001 and $4,806 in 2002 .....     $2,500     $   --
                                                                                    =======    =======

SUBORDINATED CONVERTIBLE NOTES

         During December 2001, the Company issued four separate subordinated convertible notes (the "Subordinated Notes") totaling $2,500 with similar terms and conditions. The Subordinated Notes were due on December 17, 2004 and bear 8% interest per annum payable quarterly. In connection with the issuance of the Subordinated Notes, the Company incurred approximately $28 of issuance costs, which primarily consisted of legal and other professional fees, which were to be paid at a later date. All Subordinated Notes were to mature December 17, 2004 and bear interest at a rate of 8% per annum, which was payable quarterly in cash. The Subordinated Notes were convertible at the election of the holders, at any time, into such number of shares of the Company's common stock that was to be determined by dividing the outstanding principal amount of the note being converted by the conversion price in effect at that time. The initial conversion price provided for in the in the notes is $3.60 per share and was subject to adjustment under certain conditions. In addition, upon the closing of a "qualified financing" as defined in the Subordinated Notes, the then outstanding principal and any accrued and unpaid interest on the Subordinated Notes was to automatically convert into such number of shares of the type of equity securities sold in that qualified financing as determined by dividing the amount of principal and interest remaining on the note being converted by the lesser of
(a) the price at which the equity securities were being sold in the qualified financing or (b) the conversion price provided in the note being converted in effect at the time. After December 17, 2003, the Company could call for mandatory conversion of the Subordinated Notes prior to maturity if the Company's common shares trade at or above an average price of 300% of the conversion price for twenty (20) consecutive trading days and average volume of 200,000 share per day for twenty (20) consecutive trading days. Two of the

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Subordinated Notes totaling $750 were issued to the Company's co-chairmen and co-chief executive officers. All the subordinated convertible notes were converted into secured subordinated convertible notes or common stock in 2002 as outlined below.

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

         In October 2002, the Company terminated its remaining financing arrangement with WFBC and entered into a new financing arrangement with Bay View Funding ("BVF"). The new factoring agreement contains a maximum advance of $750, and was for an initial term of three months, which at the Company's option, is renewable for additional three-month periods, which has been renewed by the Company. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every thirty day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the thirty day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day period beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains certain representations, warranties and covenants and requires a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750, or approximately $2 per month. The BVF states among other things that a default occurs if the Company does not pay debts as they become due or if maintain unreasonably small capital. The Company has notified BVF of its failure to make certain payments on a timely basis and have therefore recently requested a waiver of such default.

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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             DECEMBER 31,
                                                                                          ------------------
                                                                                           2001       2002
                                                                                          -------    -------
        Receivables assigned to factor.............................................       $2,105     $2,873
        Payments received from factored accounts receivable........................          288      2,559
                                                                                          -------    -------
        Factored accounts receivable...............................................        1,817        314
        Advances from factor (85% of accounts receivable)..........................        1,544        267
                                                                                          -------    -------
        Amounts due from factor....................................................          273         47
                                                                                          =======    =======

        Unfactored accounts receivable.............................................        2,795      1,457
        Factored accounts receivable...............................................        1,817        314
        Allowances for returns and for doubtful accounts...........................         (254)      (187)
                                                                                          -------    -------
                                                                                          $4,358     $1,584
                                                                                          =======    =======

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

(10) ACCRUED LIABILITIES

         A summary of accrued liabilities follows:

                                                                DECEMBER 31,
                                                             ------------------
                                                               2001      2002
                                                             --------  --------
       Professional fees..................................   $   161   $   113
       Accrued vacation...................................       457       363
       Accrued compensation...............................       384       270
       Wave Development Agreement ........................     1,389        --
       Other..............................................       952       554
                                                             --------  --------
                                                             $ 3,343   $ 1,300
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

         Under the Termination Agreement, the Company issued to Wave a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270 ("Note") and issued to Wave 1,600,000 shares of common stock. The conversion rate of the Note was initially $1.35 and was called for redemption in December 2002. In December 2002, the Company exercised its right to convert the Note into an additional 200,000 shares of common stock.

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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(11) BUSINESS SEGMENTS AND PRODUCT LINES

         Through December 31, 2002, the Company operated in two industry segments: the information security segment and the network solutions segment. Following are the revenues, cost of sales and identifiable assets of these segments as of and for the years ended December 31, 2001 and 2002.

                                                                        TWELVE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                         2001          2002
                                                                      ---------     ---------
     Revenue
        Information Security Products and Services ..............     $  8,246      $ 11,405
        Network Solutions Market ................................       14,474         1,153
        Discontinued Operations (note 1) ........................      (14,474)       (1,153)
                                                                      ---------     ---------
     Total Revenue ..............................................     $  8,246      $ 11,405
                                                                      =========     =========

     Cost of sales
        Information Security Products and Services ..............     $  4,497      $  3,526
        Network Solutions Market ................................       13,497         1,101
        Discontinued Operations (note 1) ........................      (13,497)       (1,101)
                                                                      ---------     ---------
     Total Cost of Sales ........................................     $  4,497      $  3,526
                                                                      =========     =========


                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                         2001          2002
                                                                      ---------     ---------
     Identifiable assets
        Information Security Products and Services - Goodwill ...     $ 25,930      $ 25,930
        Information Security Products and Services - Other Assets        1,623         1,674
        Network Solutions - Intangibles, net ....................          691            --
        Network Solutions Market ................................        3,171            --
        Corporate - Other .......................................        6,008         2,407
                                                                      ---------     ---------
     Total assets ...............................................     $ 37,423      $ 30,011
                                                                      =========     =========

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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    TWELVE MONTHS ENDED
                                                        DECEMBER 31,
                                           -------------------------------------
                                              2000         2001          2002
                                           ---------     ---------     ---------
     Network deployment products .....     $ 31,668      $ 14,474      $  1,153
     Discontinued Operations .........      (31,668)      (14,474)       (1,153)
     Data security products ..........        5,753         6,671         6,978

     Service .........................          903         1,014         2,591
     License .........................          768           561         1,836
     Electric security systems .......          264            --            --
     Discontinued Operations .........         (264)           --            --
                                           ---------     ---------     ---------
        Total net product, license and
        service revenues .............     $  7,424      $  8,246      $ 11,405
                                           =========     =========     =========

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

SUBORDINATED CONVERTIBLE 8% NOTES

         In December 2001, the Company's co-chairmen each purchased a three-year $375, 8% subordinated convertible note, in a total private placement of $2,500 of such notes. In April 2002, the subordinated convertible notes of the co-chairmen were amended to provide that their notes could only be converted upon a financing of $5,000 or more in equity or convertible securities in a private placement to institutional investors at a conversion price that represents a 25% or less discount to trading price of the Company's common stock. As of December 31, 2002, the Company was in violation of certain provisions of the Notes. The Company requested and received a waiver for these violations (see note 9). On April 16, 2002, the Company closed a financing whereby with the exception of Co-Chairmen, the note holders exchanged their subordinated convertible notes for 10% secured convertible promissory notes (see note 9).

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

(13) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 2001 and 2002, accounts receivable included $3,498 and $185, respectively, due from the U.S. government and related agencies. Sales to the U.S. government and related agencies accounted for 19%, 29% and 18% of total revenues for the years ended December 31, 2000, 2001 and 2002, respectively.

         The Company had sales to one customer that represented 16% of 2000 total revenue. The Company had sales to four customers that represented 57% of 2001 total revenue. General Dynamics and Micron PC, LLC accounted for 28% and 17% of total revenue in 2002, respectively. No other customers accounted for more than 10% of total revenue in 2000, 2001 or 2002. Trade accounts receivable aggregated $438 and $1,001 from the aforementioned major customers as of December 31, 2001 and 2002, respectively.

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
                                                                       --------
                                                                       $ 6,834
                                                                       ========

         Rental expense under noncancelable operating leases was $522, $515, and $802 for the years ended December 2000, 2001 and 2002, respectively. Rental expense for the years 2000, 2001 and 2002 includes offsetting income from subleases in the amounts of $126, $131 and $0, respectively.

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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         As of December 31, 2002, the Company had unconditional purchase obligations of $948 for purchases during 2003, which consisted of the following and are for hardware products purchased for resale, licenses and software used in contract development programs:

     Sun Microsystems                                                $177
     Rational (3-month periods)                                        31
     Valicore                                                         371
     JNET Technologies                                                200
     Infogard                                                          47
     Hardware for resale                                              122
                                                                  -------
     Total Purchase Obligations                                      $948
                                                                  =======

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

                                        2000         2001         2002
                                      -------      -------      -------

          Warrants ............          370          394        4,081
          Stock options .......          490        1,543        2,039
                                      -------      -------      -------
                                         860        1,937        6,120
                                      =======      =======      =======

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

         On August 23, 2001, the Company's stockholders approved the amendment and restatement of the 1999 Stock Option Plan. The Amended and Restated 1999 Stock Option Plan ("Restated Plan") increased the number of shares of common stock available for grant under that plan from 1,500,000 to 4,000,000. Starting in 2002, unless otherwise provided by the board of directors or the committee of the board that administers the Plans, new options issued by the Company under the Restated Plan to employees generally vest and become exercisable 25% upon the first anniversary the grant issuance, and thereafter vest as to 1/48 of the total number of shares underlying the option each month until vested and exercisable in full. The option exercise price requirements for the Restated Plan are the same as those for the Plans. In the discretion of the board of directors or the committee that administers the Restated Plan, payment of the

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

purchase price for the shares of common stock acquired through the exercise of an option may be made in cash, shares of the Company's common stock or a combination of cash and shares of its common stock. Options may be exercised during a period of time fixed by the board of directors or the committee that administers the Restated Plan, except that no option may be exercised more than ten years after the date of grant and, in the case of a qualified stock option granted to an optionee who owns more than 10% of the total voting securities of the Company on the date of grant, the option exercise period may not exceed five years.

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

BIZ INTERACTIVE ZONE, INC. 2000 STOCK OPTION PLAN

         The BIZ Plan was assumed as part of the BIZ acquisition. The BIZ Plan is closed and no additional options can be granted. As of December 31, 2002, there were options outstanding to purchase approximately 377,718 shares. Under the BIZ Plan, and subject to continued service and other provisions of the employee options, each option vests and becomes exercisable as to 25% of the underlying shares of common stock upon the first anniversary the date of issuance, and vests as to 1/48 of the underlying shares of common stock each month thereafter until vested and exercisable in full. The options are exercisable for ten years from their dates of grant.

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

         A summary of the status of the Company's warrants as of December 31, 2000, 2001 and 2002 and changes during the years ended on those dates is presented below (shares in thousands):

                                                2000                         2001                        2002
                                                ----                         ----                        ----
                                                     WEIGHTED-                     WEIGHTED-                   WEIGHTED-
                                      NUMBER OF      AVERAGE       NUMBER OF       AVERAGE      NUMBER OF      AVERAGE
                                      UNDERLYING     EXERCISE      UNDERLYING      EXERCISE     UNDERLYING     EXERCISE
           WARRANTS                     SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
           --------                     ------         -----         ------         -----         ------         -----
Outstanding at beginning of
   year                                  370         $18.15            370        $14.58            394        $14.58
Granted                                   --         $   --             24        $ 2.11          3,687        $ 1.30
Cancelled                                 --         $   --             --        $   --             --        $   --
Exercised                                 --         $   --             --        $   --             --        $   --
                                       ------                       -------                      -------
Outstanding at end of year               370         $18.15            394        $17.17          4,081        $ 2.29
                                       ======                       =======                      =======

Warrants exercisable at                  370                           394                        4,081
   year-end
Weighted-average fair value            $  --                        $ 1.89                       $ 0.98
   of warrants granted during
   the year

         The following table summarizes information about warrants outstanding at December 31, 2002 (shares in thousands):

                                        WARRANTS OUTSTANDING                            WARRANTS EXERCISABLE
                                        --------------------                            --------------------
                           NUMBER         WEIGHTED-AVERAGE                            NUMBER
 RANGE OF EXERCISE     OUTSTANDING AT        REMAINING       WEIGHTED-AVERAGE     EXERCISABLE AT    WEIGHTED-AVERAGE
       PRICES             12/31/02        CONTRACTUAL LIFE    EXERCISE PRICE         12/31/02        EXERCISE PRICE
       ------             --------        ----------------    --------------         --------        --------------
$1.30 - $18.14              3,711                 2.3             $  1.31              3,711             $ 1.31
$18.15                        370                 1.4             $ 18.15                370             $18.15

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

OPTIONS

         A summary of the status of the Company's stock option plans as of December 31, 2000, 2001 and 2002 and changes during the years ending on those dates is presented below (shares in thousands):

                                                2000                         2001                        2002
                                                ----                         ----                        ----
                                                     WEIGHTED-                     WEIGHTED-                   WEIGHTED-
                                      NUMBER OF      AVERAGE       NUMBER OF       AVERAGE      NUMBER OF      AVERAGE
                                      UNDERLYING     EXERCISE      UNDERLYING      EXERCISE     UNDERLYING     EXERCISE
           OPTIONS                      SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
           -------                      ------         -----         ------         -----         ------         -----
Outstanding at beginning of              236          $4.17            490         $5.05          1,614         $3.26
   year
Granted                                  347          $5.43          1,239         $2.60          1,151         $1.44
Cancelled                                (65)         $5.73           (111)        $4.25           (687)        $2.80
Exercised                                (28)         $0.70             (4)        $0.70            (39)        $1.63
                                       ------                       -------                      -------
Outstanding at end of year               490          $5.05          1,614         $3.26          2,039         $2.40
                                       ======                       =======                      =======

Options exercisable at                    57          $0.70            456         $2.88            920         $2.49
   year-end
Weighted-average fair value            $4.85                         $3.33                        $1.20
   of options granted during
   the year

         The options granted in fiscal 2001 to purchase 1,239 shares include options to purchase 837 shares that were assumed by the Company in the BIZ acquisition. As of December 31, 2002, there were 2,118 shares available for grant.

         The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                        -------------------                              -------------------
                                          WEIGHTED-AVERAGE
                           NUMBER            REMAINING                                NUMBER
 RANGE OF EXERCISE     OUTSTANDING AT       CONTRACTUAL      WEIGHTED-AVERAGE     EXERCISABLE AT    WEIGHTED-AVERAGE
       PRICES             12/31/02              LIFE          EXERCISE PRICE         12/31/02        EXERCISE PRICE
       ------             --------              ----          --------------         --------        --------------
  $0.70 - $1.60                 981              10.3                $1.27                353              $1.21
  $1.61 - $2.51                 480              15.5                $2.08                336              $2.09
  $2.52 - $3.41                 311               9.2                $3.08                 89              $3.02
  $3.42 - $7.03                 220              10.2                $5.69                114              $5.65
  $7.94 - $9.75                  47              11.3                $9.12                 28              $9.12
                              ------                                                     -----
                              2,039              11.4                $2.39                920              $2.49
                              ======                                                     =====

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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(18) INCOME TAXES

         The provision (benefit) for income taxes from continuing operations is comprised of the following for the respective years ended:

                                                  DECEMBER 31,
                                        -------------------------------
                                          2000        2001        2002
                                        -------     -------     -------
          Current:
             Federal .............      $   --      $   --      $   --
             State ...............           6          53           2
             Foreign .............          --          --          --
                                        -------     -------     -------
                Total ............      $    6      $   53      $    2
                                        =======     =======     =======

    Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The significant components of deferred income taxes are as follows:

                                                          DECEMBER 31,
                                               ---------------------------------
                                                  2000       2001        2002
                                               ---------   ---------   ---------
          Deferred tax assets:
             Net operating loss carry forward  $  3,686    $  9,086    $ 11,851
             Credit carry forward ...........       314         237         237
             Accrued expenses ...............       433          --          --
             Start-up cost ..................        --       6,444       6,444
                                               ---------   ---------   ---------
          Total deferred tax assets .........     4,433      15,767      18,532
             Less valuation allowance .......    (4,433)    (15,767)    (18,532)
                                               ---------   ---------   ---------
             Net deferred tax assets ........  $     --    $     --    $     --
                                               =========   =========   =========

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

         Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2002 will be allocated as follows:

     Income tax benefit that would be reported in the
         consolidated statements of operations...................   $  11,940
     Goodwill....................................................       6,592
                                                                    ----------
        Total....................................................   $  18,532
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

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Income tax expense differs from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                              ------------------------------
                                                                               2000        2001        2002
                                                                              ------      ------      ------
      Statutory tax rate...............................................        (34)%       (34)%       (34)%
      Goodwill amortization and impairment of goodwill and other
        Intangibles....................................................         32%         27%         --
      In-process research and development..............................         --           1%         --
      Change in valuation allowance....................................          7%          9%         34%
      State income taxes, net..........................................         (5)%        (4)%        --
      Research and experimentation credit..............................         --          --          --
      Other............................................................         --           1%         --
                                                                              ------      ------      ------
        Effective tax rate.............................................         --%         --%         --%
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

         The Company and EDS executed a Master Services Agreement ("MSA") dated as of November 14, 2001, whereby beginning December 1, 2001, and ending December 31, 2006, the Company and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a Trust Assurance Network ("TAN"). The MSA task order ("Task Order") requires that the Company to pay a monthly fee of $44 for account, test and lab management services beginning January 1, 2002. The obligations for these services can be terminated beginning January 1, 2003 by giving ninety (90) days prior written notice and payment of $400, or beginning January 1, 2004 by giving

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ninety (90) days prior written notice and payment of $200. Further, the Task Order provides for EDS to provide TAN hosting and implementation in exchange for an implementation fee of $45 payable October 1, 2002. Once installation of the production environment TAN is complete, EDS agrees to host the TAN in exchange for a monthly service fee of $59 for thirty-six (36) months and $60 per month for the remaining months of the MSA. The Company may delay implementation of the TAN by paying a fee of $200 prior to January 31, 2003. The Company may terminate the Task Order without cause by paying $400 after January 1, 2004, and providing ninety (90) days prior written notice. In the event the Company is unable to obtain intellectual property rights or licensing consents that may be required, if any, prior to January 1, 2003, and the parties determine there are no software alternatives, then after giving ninety (90) days prior written notice the Company may terminate the Task Order by paying $450. As of December 31, 2002, $221 remained outstanding and unpaid to EDS relative to the Task Order. As of March 28, 2003, the Company had not made any payments since December 31, 2002 relative to the balance outstanding as of that date.

         As of March 28, 2003, the Company was in discussions with EDS regarding the restructuring of its relationship with EDS relative to the MSA and Task Order. The above amounts are not listed in contractual obligations as the Company and EDS have held substantial discussion regarding the cancellation of the MSA and Task Order. EDS has not provided services as outlined in the agreements and there is no prospect of such services being required in the near future. However, the Company cannot predict the outcome of these discussions as they pertain to the fees associated with early termination of the contract, and portions of the charges may be incurred.

         On January 16, 1998, G2 Resources Inc. (G2) filed a complaint against Pulsar in the Fifteenth Judicial Circuit in Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provided that Pulsar pay G2 $500 in 30 monthly installments of $16 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract and claimed damages in excess of $525 plus interest, costs and attorneys fees. In the course of discovery G2 asserted that its losses/costs arising out of its claim amounted to approximately $10,300. Pulsar asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys fees against G2. Classical Financial Services, LLC intervened in the case. Classical claimed that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar asserted defenses to Classical's claim. On April 20, 2001, a court hearing was held and G2's complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. On May 22, 2001, G2 filed a new complaint against Pulsar. In August 2002 the case was moved from Division AF to Division AH of the Fifteenth Judicial Circuit in Palm Beach County Court, Civil Division. The Company believes that the claims made by G2 and Classical against Pulsar are without merit and intends to vigorously defend against these claims. A charge, if any, incurred in the future relative to the G2 and Classical matter will be reported as part of discontinued operations (note 1).

         In May 2002, Contemporary Services Corporation filed an action against the Company alleging breach of contract, fraud, negligent misrepresentation and violation of California Corporations Code section 25400. The action relates to a term sheet agreement that the Company entered into with the plaintiff in October 2001 in connection with a potential strategic relationship between the plaintiff and the Company. The Company filed an answer and cross-complaint. While the Company continued to believe it would prevail at trial, in February 2003, the Company reached an agreement to settle the case for less than $50,000, which was to be jointly paid by the Company's insurance carrier and the Company. The estimated portion of the settlement has been accrued in the results of the year ended December 31, 2002.

         In July 2002, Synnex Technology ("Synnex") filed a lawsuit against the Company in the Superior Court of Orange County, alleging that the Company failed to pay $120,986 for products purchased by Pulsar for resale. The Company and Synnex agreed to settle the matter by payment of ten equal installments of $12,099, pursuant to a stipulation for entry of judgment that is to be held by counsel for Synnex and not filed with the court absent breach by the Company.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The last payment was due on or before June 9, 2003, at which time the action was to be dismissed. As of March 28, 2003, all required payments had been made.

         In restructuring existing facility lease agreements, the Company agreed to issue 959,323 shares of common stock and pay $500 in installments without interest. The first payment of $75 was made as scheduled in December 2002, with additional payments scheduled of $100 due in March 2003, $150 due in June 2003 and a final payment of $175 due in September 2003. As of March 28, 2003, the Company had not made the $100 payment that was due in March 2003, which means the Company was in default under the facilities settlement agreement and the landlord had the right to enter its stipulated judgment. Also, if the Company is delisted from The Nasdaq National Market, or fails to diligently pursue registration of common stock issued, Research Venture, LLC would be entitled to entry of a stipulated judgment against the Company in the maximum aggregate amount of $3,100, less consideration the Company pays prior to any entry of the judgment.

         During the second quarter of 2001 Microsoft notified the Company regarding the alleged sales of unlicensed copies of Microsoft Office. The software in question was purchased from a major computer hardware manufacturer and was resold to one of the Company's customers in a package that included both hardware and software. The Company investigated the matter, and does not anticipate that the outcome will have a material impact on its results of operations, financial condition or liquidity.

         As of March 28, 2003, the Company held multiple contracts with the federal government for the resale of network deployment products. In particular, three of these contracts permitted the Company to provide goods and services to various federal government agencies. An administrative agency had informed the Company that one of the contracts would not be renewed unless purchase activity was conducted under the contract. During the quarter ended March 31, 2003, the Company decided to discontinue its network solutions segment, as the Company determined that this segment would not return to an operating profit in a reasonable time period (note 1). As of March 28, 2003, the Company was negotiating with a party for the sale of a contract. As of March 2003, it was likely the other contracts would not be renewed, or would be cancelled by the federal government due to the Company's inability to perform as required under the contracts.

         As of March 28, 2003, the Company was in negotiations with the various government agencies that it contracts with to initiate and implement the corrective measures necessary to insure the uninterrupted continuity of the contracts. However, during the quarter ended March 31, 2003, the Company decided to discontinue its network solutions segment, and these contracts are no longer in force (note 1).

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

         The Company requested default waivers from the holders of notes under which the Company incurred a default relative to the timely payment of obligations as they come due. The noteholders did not grant the requested waivers. This means the noteholders have the right to declare the Company in default and call all of their debt due and immediately payable. With the potential of the notes being called for payment, the Company re-classified what would have otherwise been long-term debt as short-term debt in the consolidated balance sheet as of December 31, 2002.

(20) SUBSEQUENT EVENTS

         On January 22, 2003, the Company issued to Richard P. Kiphart a $500 promissory note that bears interest at a rate of 15% per year, with a minimum interest charge of $50. Accrued interest is payable quarterly in arrears

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

beginning March 31, 2003. Principal and accrued but unpaid interest are due upon the earlier of December 31, 2005 and the Company's closing of a $5,000 or more equity or debt financing. Mr. Kiphart has the right to exchange the principal and outstanding interest on the note for securities that the Company issues in such an equity or debt financing. If the Company did not repay the note prior to June 30, 2003, the Company would be required to issue to Mr. Kiphart a three-year warrant to purchase up to 125,000 shares of common stock at an exercise price of $1.30 per share and to register for resale the shares of common stock underlying the warrant. The note is secured by all of the unencumbered assets of SSP and its subsidiaries, including without limitation, intellectual property assets and any and all receivables due to the Company from SSP Gaming.

         On March 18, 2003 and March 19, 2003, the Company issued to each of Crestview Capital Fund II, L.P. and Richard P. Kiphart $100 promissory notes that are secured by all of the Company's assets, including SSP Gaming and any rights belonging to SSP Gaming. In addition, on March 28, 2003, Marvin Winkler agreed to pledge 350,000 shares of common stock held by JAW Financial, L.P. as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bear interest in an amount equal to the following percentage of the principal balance: 10%, if the notes are repaid within 30 days; 12%, if the note are repaid within 60 days; 15%, if the notes are repaid within 90 days; and 20%, if the notes are repaid at maturity. Principal and interest under the notes are due upon the sooner of 120 days from the dates of the notes and the Company's raising of at least $3,500 in equity or debt financing. Each note was accompanied by a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $0.60. The Company will be required to issue to each holder warrants to purchase up to an additional 50,000 shares of common stock upon repayment of the notes, depending upon the date of repayment. The exercise price of the warrants and the number of shares underlying the warrants are subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of the Company's common stock and subdivisions or combinations of its common stock. The warrants contain a cashless exercise provision. The shares of common stock underlying the warrants bear registration rights.

         On March 28, 2003, the Company issued to Richard P. Kiphart, Crestview Capital Fund II, L.P., Kris Shah and Marvin Winkler promissory notes in the aggregate principal amount of $440. The notes are secured by all of the Company's assets and the assets of SSP Gaming. In addition, Mr. Winkler agreed to pledge 350,000 shares of common stock held of record by JAW. Financial, L.P. as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bear interest at the rate of 18% per year, with interest payable in cash monthly in arrears. The Company was required to use the proceeds of the notes only for payment of operating expenses. Principal and accrued but unpaid interest under the notes were due upon the sooner of July 26, 2003 and the Company's raising of $3,500 in equity or debt financing. The notes were accompanied by five-year warrants to purchase up to an aggregate of 230,000 shares of common stock. The exercise price of the warrants has not yet been fixed. The exercise price will be equal to the greater of $0.70 per share or the conversion price of securities the Company may issue in a proposed financing, not to exceed $1.30 per share. The exercise price of the warrants and the number of shares underlying the warrants will be subject to anti-dilution adjustments in connection with dividends or distributions of assets to holders of the Company's common stock and subdivisions or combinations of the Company's common stock. The warrants contain a cashless exercise provision.

         In March 2003, the Company executed documents to settle the action brought against the Company by Integral Systems, Inc. As part of the settlement, the Company entered into a Forbearance Agreement dated March 12, 2003 with Integral Systems that would allow Integral Systems to enter a judgment against the Company should the Company default in payments due under the agreement. The Company also issued to Integral Systems a warrant exercisable for three years to purchase 150,000 shares at an exercise price of $1.30 per common share. Additionally, if the Company did not pay off the agreed to obligation, at a discount, by June 30, 2003, the Company agreed to place 400,000 shares of its common stock in a third party escrow as additional security for its performance under the Forbearance Agreement.

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(21) QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data for 2002 and 2001 is as follows:

                                                                                                           BASIC AND
                                                                 NET          GROSS           NET         DILUTED LOSS
                                                              REVENUES       PROFIT          LOSS          PER SHARE
                                                              --------       ------          ----          ---------
2002:
   Fourth quarter..........................................  $   3,662      $ 2,864      $     (386)       $ (0.02)
   Third quarter...........................................      3,682        2,485            (430)         (0.02)
   Second quarter..........................................      2,335        1,588          (3,713)         (0.18)
   First quarter...........................................      1,726          942          (4,027)         (0.19)
                                                             ----------     --------     -----------
   Total...................................................  $  11,405      $ 7,879      $   (8,556)
                                                             ==========     ========     ===========

2001:
   Fourth quarter..........................................  $   2,191      $   586      $  (41,644)       $ (2.02)
   Third quarter...........................................      2,162          949          (7,355)         (0.52)
   Second quarter..........................................      1,945        1,189          (1,785)         (0.18)
   First quarter...........................................      1,948        1,025          (2,376)         (0.24)
                                                             ----------     --------     -----------
   Total...................................................  $   8,246      $ 3,749      $  (53,160)
                                                             ==========     ========     ===========

                                                          SCHEDULE II

                                             SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                               VALUATION AND QUALIFYING ACCOUNTS
                                     FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                                        (IN THOUSANDS)

                                                                                    ADDITIONS     DEDUCTIONS
                                                                     BALANCE AT     CHARGED TO      AMOUNTS
                                                                     BEGINNING      COSTS AND     WRITTEN OFF     BALANCE AT
DESCRIPTION                                                          OF PERIOD      EXPENSES      (RECOVERED)    END OF PERIOD
-----------                                                          ---------      --------      -----------    -------------
Year Ended December 31, 2000:
     Allowance for doubtful accounts - continuing operations          $    --        $    24        $    --         $    24
                                                                      ========       ========       ========        ========
     Allowance for doubtful accounts - discontinued operations        $   390        $   262        $   408         $   244
                                                                      ========       ========       ========        ========
     Allowance for doubtful accounts - total                          $   390        $   286        $   408         $   268
                                                                      ========       ========       ========        ========
     Tax valuation allowance                                          $ 1,498        $ 2,935        $    --         $ 4,433
                                                                      ========       ========       ========        ========
Year Ended December 31, 2001:
     Allowance for doubtful accounts - continuing operations          $    24        $    71        $    95         $    --
                                                                      ========       ========       ========        ========
     Allowance for doubtful accounts - discontinued operations        $   244        $   330        $   320         $   254
                                                                      ========       ========       ========        ========
     Allowance for doubtful accounts - total                          $   268        $   401        $   415         $   254
                                                                      ========       ========       ========        ========
      Tax valuation allowance                                         $ 4,433        $11,334        $    --         $15,767
                                                                      ========       ========       ========        ========
Year Ended December 31, 2002:
     Allowance for doubtful accounts - continuing operations          $    --        $    --        $  (136)        $   136
                                                                      ========       ========       ========        ========
     Allowance for doubtful accounts - discontinued operations        $   254        $    18        $   221         $    51
                                                                      ========       ========       ========        ========
     Allowance for doubtful accounts - total                          $   254        $    18        $    85         $   187
                                                                      ========       ========       ========        ========
     Tax valuation allowance                                          $15,767        $ 2,765        $    --         $18,532
                                                                      ========       ========       ========        ========

                                                              S-1


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

16.1 Letter dated August 6, 2002 from KPMG LLP regarding change in certifying accountant (16)

21.1        Subsidiaries of SSP Solutions, Inc. (4)

23.1        Consent of Haskell & White LLP, Independent Auditors

23.2        Consent of KPMG LLP, Independent Auditors

31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1) Filed as an exhibit to our Form S-1 filed with the Securities and Exchange Commission ("Commission") on February 11, 1999 (registration statement no. 333-72151) and incorporated herein by reference.

(2) Filed as an exhibit to our Form 10-K for the year ended December 31, 2001 (file no. 000-26227) and incorporated herein by reference.

(3) Filed as an exhibit to Amendment No. 2 to our Form S-1 filed with the Commission on May 6, 1999 (registration statement no. 333-72151) and incorporated herein by reference.

(4) Filed as an exhibit to the initial filing of our Form 10-K for the year ended December 31, 2002 (file no. 000-26227) and incorporated herein by reference.

(5) Filed as an exhibit to our Form 8-K report for April 16, 2002 (file no. 000-26227) and incorporated herein by reference.

(6) Filed as an exhibit to our Form S-3 filed with the Commission on June 14, 2002 (registration statement no. 333-90574) and incorporated herein by reference.

(7) Filed as an exhibit to our Form 8-K report for September 27, 2002 (file no. 000-26227) and incorporated herein by reference.

(8) Filed as an exhibit to our Form 8-K report for October 23, 2002 (file no. 000-26227) and incorporated herein by reference.

(9) Filed as an exhibit to our Form S-8 filed with the Commission on November 13, 2001 (registration statement no. 333-73204) and incorporated herein by reference.

(10) Filed as an exhibit to our Form 10-K for the year ended December 31, 2000 (file no. 000-26227) and incorporated herein by reference.

(11) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2001 (file no. 000-26227) and incorporated herein by reference.

(12) Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2002 (file no. 000-26227) and incorporated herein by reference.

(13) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2002 (file no. 000-26227) and incorporated herein by reference.

(14) Filed as an exhibit to Amendment No. 1 to our Form 10-Q for the quarter ended June 30, 2002 (file no. 000-26227) and incorporated herein by reference.

(15) Filed as an exhibit to our Definitive Proxy Statement filed with the Commission July 25, 2001 (file no. 000-26227) and incorporated herein by reference.

(16) Filed as an exhibit to Amendment No. 1 to our Form 8-K report for July 25, 2002 (file no. 000-26227) and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2003                  SSP Solutions, Inc.

                                           By:    /s/ MARVIN J. WINKLER
                                              --------------------------------
                                                      Marvin J. Winkler
                                                   CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Act of 1934, this report is made by the following persons on behalf of the registrant and in the capacities indicated.

                    NAME                                            TITLE                               DATE
                    ----                                            -----                               ----

/s/          MARVIN J. WINKLER                      Co-Chairman of the Board of Directors,         Sept. 15, 2003
------------------------------------------           Director and Chief Executive Officer
             Marvin J. Winkler                          (Principal Executive Officer)


/s/              KRIS SHAH                          Co-Chairman of the Board of Directors,         Sept. 15, 2003
------------------------------------------                  Director and President
                 Kris Shah

/s/          THOMAS E. SCHIFF                         Executive Vice President and Chief           Sept. 15, 2003
------------------------------------------          Financial Officer (Principal Financial
             Thomas E. Schiff                     Officer and Principal Accounting Officer)


/s/             GREGG AMBER                                        Director                        Sept. 15, 2003
------------------------------------------
                Gregg Amber


/s/            RON R. GOLDIE                                       Director                        Sept. 15, 2003
------------------------------------------
               Ron R. Goldie


/s/         JOEL K. RUBENSTEIN                                     Director                        Sept. 15, 2003
------------------------------------------
            Joel K. Rubenstein

                         EXHIBITS FILED WITH THIS REPORT


EXHIBIT
NUMBER            DESCRIPTION
------            -----------

23.1 Consent of Haskell & White LLP, Independent Certified Public Accountants dated September 15, 2003

23.2 Consent of KPMG LLP, Independent Certified Public Accountants dated September 15, 2003

31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002