Form 10QSB/A
period 2003-03-31
SSP SOLUTIONS INC
filed 2003-09-16
CIK 1078717

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB
 (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 27,836,733 on September 15, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No [X]

                             PURPOSE OF AMENDMENT

The registrant hereby refiles its condensed consolidated financial statements solely to delete the final paragraph of footnote 9 to those condensed consolidated financial statements.

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

         Notes to Condensed Consolidated Financial Statements (unaudited)...........................................F-5

'
                                                        PART II
                                                   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................................................2

Signatures...........................................................................................................3

Exhibits Filed with this Report......................................................................................4

                                                           1

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
                                                                                            =============     =============

                                See accompanying notes to condensed consolidated financial statements

                                                            F-1

                                SSP SOLUTIONS, INC. AND SUBSIDIARIES
                                 CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                             (UNAUDITED)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           2002             2003
                                                                       ------------     ------------
Revenues:
   Product .......................................................     $     1,071      $     1,030
   Service .......................................................             537            1,061
   License .......................................................             119            1,209
                                                                       ------------     ------------
      Total revenues .............................................           1,727            3,300
                                                                       ------------     ------------

Cost of Sales:
   Product .......................................................             503              297
   Service .......................................................             229              336
   License .......................................................              53              429
                                                                       ------------     ------------
      Total cost of sales ........................................             785            1,062
                                                                       ------------     ------------

Gross margin .....................................................             942            2,238

Operating Expenses:
   Selling, general and administrative ...........................           2,065            1,547
   Research and development ......................................           1,639            1,142
   Research and development - Wave Systems Corp. .................             833               --
   Amortization of goodwill and other intangibles ................              23               --
                                                                       ------------     ------------
       Total operating expenses ..................................           4,560            2,689
                                                                       ------------     ------------

Operating (loss) .................................................          (3,618)            (451)
                                                                       ------------     ------------

Non-operating Expenses (Income):
   Unrealized loss on trading securities .........................               1               15
   Interest expense, net .........................................             125              277
   Non-cash interest and financing expense .......................              --              500
   Loss from equity investee .....................................              --              269
   Other (income) expense, net ...................................              14               --
                                                                       ------------     ------------
      Total non-operating expenses (income) ......................             140            1,061
                                                                       ------------     ------------

   Operating loss before income taxes ............................          (3,758)          (1,512)
Provision for income taxes .......................................               3               --
                                                                       ------------     ------------
Loss from continuing operation ...................................          (3,761)          (1,512)

Loss from discontinued operations ................................            (266)              (9)
Loss on disposal of discontinued operations (less no applicable taxes)          --              (97)

Net Loss .........................................................     $    (4,027)     $    (1,618)
                                                                       ============     ============
Loss per share of common stock, basic and diluted ................     $      (.19)     $      (.06)
                                                                       ============     ============
Loss per share from discontinued operations, basic and diluted ...            (.01)              --
                                                                       ============     ============
Loss per share from continuing operations, basic and diluted .....            (.18)            (.06)
                                                                       ============     ============
Shares used in per share computations--basic and diluted .........          20,651           25,056
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

                                     PART II
                                OTHER INFORMATION

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

      32.1 Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________

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

Date: September 15, 2003 SSP SOLUTIONS, INC.

                         By:               /s/ MARVIN J. WINKLER
                                           ---------------------
                                             Marvin J. Winkler
                                  CO-CHAIRMAN OF THE BOARD OF DIRECTORS,
                                  DIRECTOR AND CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)

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