Form 10QSB
period 2003-09-30
SSP SOLUTIONS INC
filed 2003-11-19
CIK 1078717

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________ to __________

                        Commission file number: 000-26227

                               SSP SOLUTIONS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                     33-0757190
           --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 17861 CARTWRIGHT ROAD, IRVINE, CALIFORNIA 92614
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (949) 851-1085
                                 --------------
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE.
                                 ---------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 28,450,177 on November 12, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No [X]


                                                         PART I
                                                 FINANCIAL INFORMATION

                                                                                                                   PAGE
                                                                                                                   ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2002 and September 30, 2003 (unaudited)...........F-1

         Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and 2003 (unaudited) ........................................................F-2

         Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2003 (unaudited).........................................................F-3

         Notes to Condensed Consolidated Financial Statements (unaudited)...........................................F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................1

Item 3.  Controls and Procedures ................................................................................... 26

                                                        PART II
                                                   OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................................................................27

Item 2.  Changes in Securities and Use of Proceeds ..................................................................28

Item 3.  Defaults Upon Senior Securities ............................................................................29

Item 4.  Submission of Matters to a Vote of Security Holders ........................................................29

Item 5.  Other Information ..........................................................................................29

Item 6.  Exhibits and Reports on Form 8-K............................................................................30

Signatures...........................................................................................................31

Exhibits Filed with this Report......................................................................................32


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    SSP SOLUTIONS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               September 30,
                                                                               December 31,         2003
                                                                                   2002          (Unaudited)
                                                                               -------------   -------------
                             ASSETS (note 5)
Current assets:
Cash and cash equivalents ..................................................   $        553    $        600
Investment in trading securities ...........................................             76              --
Accounts receivable (net of allowance for doubtful accounts of $187
   and $162 as of December 31, 2002 and September 30, 2003) ................          1,584           2,277
Inventories ................................................................            238             186
Prepaid expenses ...........................................................            315             515
Other current assets .......................................................            173             121
                                                                               -------------   -------------
            Total current assets ...........................................          2,939           3,699

Property and equipment, net ................................................             90              41
Other assets ...............................................................            600             543
Equity investment in affiliate .............................................            452              --
Goodwill ...................................................................         25,930          25,930
                                                                               -------------   -------------
                                                                               $     30,011    $ 30,213,000
                                                                               =============   =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt (note 5) ............................   $      2,826    $      5,600
Accounts payable ...........................................................          4,413           3,350
Accrued liabilities ........................................................          1,300           2,007
Deferred revenue ...........................................................            349              16
                                                                               -------------   -------------
       Total current liabilities ...........................................          8,888          10,973

Commitments and contingencies (notes 1,4,5,6,7, and 9)
Subsequent events (note 10)
Shareholders' equity:
Preferred Stock, $0.01 par value; Authorized 5,000,000 shares; no
   shares issued or outstanding ............................................             --              --
Common stock, $0.01 par value; Authorized 100,000,000 shares; issued or issuable 24,821,235 and 28,299,628 shares at December 31, 2002 and
   September 30, 2003, respectively ........................................            248             279
Additional paid-in capital .................................................        129,298         132,279
Deferred compensation ......................................................           (324)            (85)
Accumulated deficit ........................................................       (108,099)       (113,233)
                                                                               -------------   -------------
      Total shareholders' equity ...........................................         21,123          19,240
                                                                               -------------   -------------
                                                                               $     30,011    $     30,213
                                                                               =============   =============

                   See accompanying notes to condensed consolidated financial statements.

                                                    F-1


                                           SSP SOLUTIONS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       (UNAUDITED)

                                                                            Three Months Ended       Nine Months Ended
                                                                               September 30,             September 30,
                                                                              2002        2003        2002        2003
                                                                            ---------   ---------   ---------   ---------
Revenues:
   Product ..............................................................   $  3,023    $  2,397    $  5,349    $  4,671
   Service ..............................................................        584       1,017       1,578       4,275
   License ..............................................................         75         386         817       1,994
                                                                            ---------   ---------   ---------   ---------
      Total revenues ....................................................      3,682       3,800       7,744      10,940
                                                                            ---------   ---------   ---------   ---------
Cost of sales:
   Product ..............................................................      1,015         907       2,084       1,543
   Service ..............................................................        139         509         504       1,316
   License ..............................................................         43           9         139         451
                                                                            ---------   ---------   ---------   ---------
      Total cost of sales ...............................................      1,197       1,425       2,727       3,310
                                                                            ---------   ---------   ---------   ---------
Gross margin ............................................................      2,485       2,375       5,017       7,630
                                                                            ---------   ---------   ---------   ---------
Operating expenses:
   Selling, general and administrative ..................................      1,552       1,235       5,700       5,460
   Research and development .............................................      1,124       1,027       4,178       3,116
   Research and development - Wave Systems Corp. ........................       (625)         --       1,041          --
                                                                            ---------   ---------   ---------   ---------
       Total operating expenses .........................................      2,051       2,262      10,919       8,576
                                                                            ---------   ---------   ---------   ---------
Operating income (loss) .................................................        434         113      (5,902)       (946)
                                                                            ---------   ---------   ---------   ---------
Non-operating expenses (Income):
   (Gain) loss on sale of trading securities ............................         (2)       (120)        120         (94)
   Interest expense, net ................................................        170         370         487         960
   Non-cash interest and financing expense ..............................        441       1,653         808       2,764
   Loss from equity investee ............................................         --          --          --         410
   Impairment of equity investee ........................................         --          --          --         142
   Other (income) expense, net ..........................................         83         (97)        270        (103)
                                                                            ---------   ---------   ---------   ---------
      Total non-operating expenses ......................................        692       1,806       1,685       4,079
                                                                            ---------   ---------   ---------   ---------
   Operating loss before income taxes ...................................       (258)     (1,693)     (7,587)     (5,025)
Provision (benefit) for income taxes ....................................         --          --           2           3
                                                                            ---------   ---------   ---------   ---------
Loss from continuing operations .........................................       (258)     (1,693)     (7,589)     (5,028)

Loss from discontinued operation ........................................       (172)         --        (581)         (9)
Loss on disposal of discontinued operation (less no applicable taxes) ...         --          --          --         (97)
                                                                            ---------   ---------   ---------   ---------
Net loss ................................................................   $   (430)   $ (1,693)   $ (8,170)   $ (5,134)
                                                                            =========   =========   =========   =========
Loss per share of common stock, basic and diluted .......................   $  (0.02)   $  (0.06)   $  (0.38)   $  (0.20)
                                                                            =========   =========   =========   =========
Loss per share from discontinued operation, basic and diluted ...........   $  (0.01)   $  (0.00)   $  (0.02)   $  (0.01)
                                                                            =========   =========   =========   =========
Loss per share from continuing operation, basic and diluted .............   $  (0.01)   $  (0.06)   $  (0.36)   $  (0.19)
                                                                            =========   =========   =========   =========
Shares used in per share computations, basic and diluted ................     21,909      26,325      21,084      25,615
                                                                            =========   =========   =========   =========

                          See accompanying notes to condensed consolidated financial statements.

                                                           F-2


                               SSP SOLUTIONS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                           (UNAUDITED)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                                2002       2003
                                                                              --------   --------
Cash flows from operating activities:
   Net loss ...............................................................   $(8,170)   $(5,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating activities:
     Non-cash interest ....................................................       716      2,573
     Loss from equity investee and impairment .............................        --        410
     Impairment of equity investee ........................................        --        142
     Common stock issued for rent expense .................................        --        450
     Common stock issued for interest expense .............................        --        434
     Common stock issued for penalties and costs ..........................        --        190
     Provision for losses on receivables ..................................       244        (25)
     Depreciation .........................................................       258         51
     Discount on note receivable from stockholder .........................       153         --
     Deferred compensation ................................................       241        137
     Loss (gain) on sale of trading securities ............................       120        (94)
     Gain on vendor settlements ...........................................      (270)       (93)
     Revision on estimated liability ......................................      (463)        --
     Gain on settlement of Wave Systems Corp. contract ....................    (1,181)        --
Changes in assets and liabilities:
     Accounts receivable ..................................................     2,376       (667)
     Inventories ..........................................................        98         52
     Prepaid expenses .....................................................       340       (200)
     Other current assets .................................................       (26)        52
     Other assets .........................................................      (403)        --
     Accounts payable .....................................................    (2,363)    (1,063)
     Accrued liabilities ..................................................     2,255        706
     Accrued rent .........................................................      (871)        --
     Deferred revenue .....................................................       (10)      (332)
                                                                              --------   --------
         Net cash (used in) continuing operating activities ...............    (6,956)    (2,411)
         Net cash provided by (used in) discontinued operation ............       184         --
                                                                              --------   --------
         Net cash (used in) operating activities ..........................    (6,772)    (2,411)
                                                                              --------   --------
Cash flows used in investing activities:
     Purchases of property and equipment ..................................        (8)        (3)
     Investment in equity investee ........................................        --       (100)
     Proceeds from sale of trading securities .............................     1,120        170
                                                                              --------   --------
         Net cash provided by  investing activities .......................     1,112         67
                                                                              --------   --------
Cash flows from financing activities:
     Stock options exercised and employee stock purchases .................        83         --
     Warrants exercised ...................................................        --        750
     Stock issued for services ............................................        28         15
     Issuance of common stock .............................................       653         --
     Borrowings on revolving note payable .................................     1,902         --
     Proceeds on issuance of debt .........................................     4,000      2,390
     Repayment or insurance financing .....................................      (173)        --
     Principal payments (increases) on revolving line of credit ...........    (3,426)       216
     Re-payment on note receivable from related party .....................       347         --
     Principal payments on notes payable ..................................        --       (980)
     Principal payments on note payable to related party ..................      (392)        --
                                                                              --------   --------
         Net cash provided by financing activities ........................     3,022      2,391
                                                                              --------   --------
         Net (decrease) increase in cash ..................................    (2,638)        47
Cash and cash equivalents and beginning of period .........................     3,257        553
                                                                              --------   --------
Cash and cash equivalents at end of period ................................   $   619    $   600
                                                                              ========   ========

              See accompanying notes to condensed consolidated financial statements.

                                               F-3


                         SSP SOLUTIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                       Nine Months Ended
                                                                        September 30,
                                                                        2002      2003
                                                                       -------   -------
Supplemental disclosure of non-cash financing activities information:
         Issuance of debt ...........................................     270        --
         Exchange of debt for common stock ..........................   2,160        --
         Debt issuance costs in exchange for warrants ...............     183        --
         Debt issuance discount .....................................   5,796       350
         Re-pricing of exercised warrants ...........................      --       925
         Payment of interest in common stock ........................      --       434
         Payment of penalties and costs in common stock .............      --       190

Supplemental disclosures of cash flow information
  Cash paid during the period for:
         Interest ...................................................     135       170
         Income taxes ...............................................      --         3

        See accompanying notes to condensed consolidated financial statements.

                                         F-4

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2003
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) GENERAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of the management of SSP Solutions, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003; the results of operations for the three and nine months ended September 30, 2002 and 2003; and the statements of cash flows for the nine months ended September 30, 2002 and 2003. Interim results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002, included in the Company's Form 10-K/A No. 2, filed on September 16, 2003.

         These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses, has used cash in operating activities, has an accumulated deficit, and deficit working capital. With the closing of the private placement of Series A Preferred Stock subsequent to September 30, 2003 (note 10), management of the Company believes existing resources will be sufficient to satisfy contemplated working capital requirements through December 31, 2004.

DETAILS OF THE DISCONTINUED OPERATION

         Through December 31, 2002, the Company had operated in two business segments: information security solutions and network solutions. During the first quarter of 2003, the Company discontinued its network solutions segment, which was conducted through a wholly owned subsidiary of the Company, Pulsar Data Systems, Inc. ("Pulsar"), as the Company determined that this segment would not return to operating profits in a reasonable time period. The total estimated cost to exit the segment was $106. The network solutions segment assets did not require an impairment write down as there was no remaining book value of assets in existence at the date the decision to exit the business was made. In addition, as a result of the discontinuance of the network solutions segment, the Company now operates in only one reporting segment.

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

         The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." Statement No. 150 established the accounting guidance related to how an "issuer" classifies/measures certain financial instruments where those instruments have characteristics of both liabilities and equity. The guidance in Statement No. 150 requires reclassification of certain financial instruments from the equity section of the balance sheet to the liability section of the balance sheet. Specifically, Statement No. 150 requires three classes of freestanding financial instruments to be classified as liabilities: mandatorily redeemable financial instruments, obligations to repurchase equity shares by transferring assets, and certain obligations to insure a variable number of shares. Statement No. 150 is effective for financial instruments entered into after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for SSP) and is to be implemented by reporting a cumulative effect of a change in accounting principles for financial instruments created before the May 15, 2003 issuance of Statement No. 150. The Company had no material changes to its September 30, 2003, financial statements in adopting Statement No. 150.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had deficit working capital of $7,275 and incurred a loss from operations for the three months then ended. The Company expects to continue to incur additional losses in 2003. Given the September 30, 2003 cash balance and the projected operating cash requirements, and the completion of the private placement of the Series A Preferred after September 30, 2003 (note 10), the Company anticipates that existing capital resources will be adequate to satisfy cash flow requirements through December 31, 2004. The Company's cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under its accounts receivable financing. During 2002 and through September 30, 2003, the Company incurred defaults, other than for the payment of principal and interest, under both the Company's accounts receivable financing and the Company's long-term convertible notes. The Company was not able to obtain waivers for defaults on the long-term convertible notes and has therefore classified such notes as short-term on the balance sheets as of December 31, 2002 and September 30, 2003. However, these notes are subject to a Forbearance Agreement dated September 1, 2003, which provided that the noteholders agreed not to take any action relative to rights under these notes until November 30, 2003, and further provided for these notes being tendered for the purchase of Series A Preferred Stock in accordance with the face value of such notes (note
10).

         The Company's current financial condition is the result of several factors, including the fact that prior period operating results were below expectations.

         The private placement of the Series A Preferred Stock provided the Company a substantial amount of capital. While the Company does not anticipate the need to raise additional capital after having closed the private placement of the Series A Preferred Stock, future capital needs will depend on many factors including, but not limited, to:

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

         o   levels of inventory and accounts receivable

         o   technological advances

         o   competitors' responses to the Company's products and services

         o   relationships with partners, suppliers and customers

         o   projected capital expenditures

         o    a downturn in the economy

         To resolve the deficit working capital position, subsequent to September 30, 2003, the Company completed the private placement of a Series A Preferred Stock (note 10), which was dilutive to current shareholders. During the three months ended September 30, 2003, the Company also issued shares to pay obligations in several transactions. The Company issued 23,076 shares of its common stock for rent payments relating to a facility lease, 166,096 shares of its common stock to pay interest on long-term notes (note 5) and 414,450 shares of its common stock for payments relating to the final settlement of a facility lease (note 9). In the future, under terms of notes payable and the Series A Preferred Stock the Company may issue additional common stock to pay interest and Series A Preferred Stock dividends.

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

         At September 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the effect on net loss and earnings per share that would have occurred if the Company had applied the fair value recognition provisions of Statement No. 123, "Accounting for Stock Based Compensation":

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,

                                                             -------------------   -------------------
                                                               2002       2003       2002      2003
                                                             --------   --------   --------   --------
Net loss, as reported ....................................   $   430    $ 1,693    $ 8,170    $ 5,134
Add:  Stock compensation cost reported in accordance
     with APB Opinion No. 25 .............................        86         16        261         10
Deduct:  Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effect ............       483        560      1,162      1,185
                                                             --------   --------   --------   --------
Pro forma net loss .......................................   $   827    $ 2,237    $ 9,071    $ 6,309
                                                             ========   ========   ========   ========
Earnings per share
     Net loss per share as reported--basic and diluted ...   $  (.02)   $  (.06)   $  (.38)   $  (.20)
                                                             ========   ========   ========   ========
     Pro forma net loss per share--basic and diluted .....   $  (.04)   $  (.08)   $  (.43)   $  (.25)
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

         A summary of the status of the Company's warrants as of September 30, 2003 and changes during the three and nine months ended September 30, 2003, is presented below:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30, 2003            SEPTEMBER 30, 2003
                                           ---------------------------   ---------------------------
                                            NUMBER OF      WEIGHTED-      NUMBER OF     WEIGHTED-
                                            UNDERLYING      AVERAGE       UNDERLYING     AVERAGE
               WARRANTS                       SHARES     EXERCISE PRICE     SHARES    EXERCISE PRICE
                                           ------------   ------------   ------------   ------------
Outstanding at beginning of period ......    4,706,422      $   2.58       4,081,422      $   2.82
Granted .................................    2,471,667           .59       3,096,667           .67
Cancelled ...............................    2,055,000          1.20       2,055,000          1.20
Exercised ...............................   (2,055,000)          .50      (2,055,000)          .50
                                           ------------   ------------   ------------   ------------
Outstanding at end of period ............    3,068,089      $   3.29       3,068,089      $   3.29
                                           ============   ============   ============   ============
Warrants exercisable at end of period ...    3,068,089      $   3.29       3,068,089      $   3.29
                                           ============   ============   ============   ============
Weighted-average fair value of
   warrants granted during ..............                   $    .19                      $    .25
                                                          ============                  ============

         A summary of the status of the Company's warrants as of September 30, 2002 and changes during the three and nine months ended September 30, 2002 is presented below:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30, 2002            SEPTEMBER 30, 2002
                                           ---------------------------   ---------------------------
                                            NUMBER OF      WEIGHTED-      NUMBER OF     WEIGHTED-
                                            UNDERLYING      AVERAGE       UNDERLYING     AVERAGE
               WARRANTS                       SHARES     EXERCISE PRICE     SHARES    EXERCISE PRICE
                                           ------------   ------------   ------------   ------------
Outstanding at beginning of period......     3,981,422      $   2.86         393,756      $  17.18
Granted.................................             -             -       6,506,466          1.29
Cancelled...............................             -             -       2,918,800          1.30
Exercised...............................             -             -               -             -
                                           ------------   ------------   ------------   ------------
Outstanding at end of period............     3,981,422      $   2.86       3,981,422      $   2.86
                                           ============   ============   ============   ============
Warrants exercisable at end of period...     3,981,422      $   2.86       3,981,422      $   2.86
                                           ============   ============   ============   ============
Weighted-average fair value of
  warrants granted during...............                    $      -                      $    .42
                                                          ============                  ============

         The following table summarizes information about warrants outstanding at September 30, 2003 (shares in thousands):

                                     WARRANTS OUTSTANDING                WARRANTS EXERCISABLE
                                     --------------------                --------------------
                                WEIGHTED-AVERAGE
   RANGE OF          NUMBER        REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------    --------------    -----------    --------------
 $0.70 - $2.27     2,698,089         5.31             $ 1.25           2,698,089        $ 1.25
 $18.15              370,000          .69             $18.15             370,000        $18.15
                  ----------        -----             ------          ----------        ------
                   3,068,089         4.76             $ 3.29           3,068,089        $ 3.29
                  ==========        =====             ======          ==========        ======

OPTIONS

         A summary of the status of the Company's stock option plans as of September 30, 2003 and changes during the three and nine months ended September 30, 2003 is presented below:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30, 2003             SEPTEMBER 30, 2003
                                           ---------------------------   ---------------------------
                                            NUMBER OF      WEIGHTED-      NUMBER OF     WEIGHTED-
                                            UNDERLYING      AVERAGE       UNDERLYING     AVERAGE
               OPTIONS                        SHARES     EXERCISE PRICE     SHARES    EXERCISE PRICE
                                           ------------   ------------   ------------   ------------

Outstanding at beginning of period......     2,349,619      $   2.01       2,041,388      $   2.40
Granted.................................     2,192,000           .81       2,707,000           .77
Cancelled...............................       395,640          1.98         602,409          2.11
Exercised...............................             -             -               -             -
                                           ------------   ------------   ------------   ------------
Outstanding at end of period............     4,145,979      $   1.38       4,145,979      $   1.38
                                           ============   ============   ============   ============
Options exercisable at end of period....     1,730,746      $   1.83       1,730,746      $   1.83
                                           ============   ============   ============   ============
Weighted-average fair value of
   options granted during...............                    $    .67                      $    .72
                                                          ============                  ============

         A summary of the status of the Company's stock option plans as of September 30, 2002 and changes during the three and nine months ending September 30, 2002 is presented below:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30, 2002             SEPTEMBER 30, 2002
                                           ---------------------------   ---------------------------
                                            NUMBER OF      WEIGHTED-      NUMBER OF     WEIGHTED-
                                            UNDERLYING      AVERAGE       UNDERLYING     AVERAGE
               OPTIONS                        SHARES     EXERCISE PRICE     SHARES    EXERCISE PRICE
                                           ------------   ------------   ------------   ------------
Outstanding at beginning of period......     1,443,670      $   3.16       1,624,498      $   3.22
Granted.................................       920,927          1.30       1,126,177          1.45
Cancelled...............................       202,330          2.52         553,556          2.80
Exercised...............................           900           .70          35,752          1.71
                                           ------------   ------------   ------------   ------------
Outstanding at end of period............     2,161,367      $   2.43       2,161,367      $   2.43
                                           ============   ============   ============   ============
Options exercisable at end of period....       864,950      $   2.52         864,950      $   2.52
                                           ============   ============   ============   ============
Weighted-average fair value of
   options granted during ..............                    $   1.08                      $   1.21
                                                          ============                  ============

         The following table summarizes information about stock options outstanding at September 30, 2003:

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                       -------------------                             -------------------
                                         WEIGHTED-AVERAGE
RANGE OF EXERCISE                            REMAINING      WEIGHTED-AVERAGE        NUMBER        WEIGHTED-AVERAGE
      PRICES         NUMBER OUTSTANDING  CONTRACTUAL LIFE    EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
      ------         ------------------  ----------------    --------------       -----------      --------------
   $0.70-$1.60          1,033,110               9.81             $1.27              314,125              $1.19
   $1.61-$2.51            507,650              15.68             $2.09              342,178              $2.10
   $2.52-$3.42            315,252               9.35             $3.07               74,134              $3.03
   $3.43-$4.32             71,250               8.64             $3.67               31,158              $3.72
   $4.33-$5.22              6,750               8.83             $5.02                  600              $4.81
   $6.13-$7.04            178,355               9.23             $6.64               76,855              $6.62
   $7.94-$8.85             31,500              13.75             $8.75               18,900              $8.75
   $8.85-$9.75             17,500               7.16             $9.75                7,000              $9.75
                      -----------          ---------          --------           ----------            -------
                        2,161,367              11.08             $2.43              864,950              $2.51
                      ===========          =========          ========           ==========            =======

BIZ ACQUISITION

         In accordance with Statement No. 142, the Company had until June 30, 2002, to complete the initial test for impairment as of January 1, 2002, the adoption date of Statement No. 142. In accordance with the transition provisions of Statement No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates. Given consideration of relevant factors, the Company concluded that as of December 31, 2001, an impairment write-down of $36,299 was required related to the BIZ acquisition. Subsequently, the Company reviewed the assumptions used in the original analysis as of March 31, 2002, June 30, 2002, and September 30, 2002, concluded that such analyses continued to be adequate and that no additional write-down was required. In accordance with Statement No. 142, the Company stopped amortizing goodwill in 2002. Accordingly, the Company does not anticipate there to be any amortization expense for the next five years related to intangible assets. The following table provides a reconciliation of the reported net loss adjusted for amortization charges for each respective three and nine month period:


                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                            -----------------------   -----------------------
                                               2002         2003         2002         2003
                                            ----------   ----------   ----------   ----------
Reported net (loss) .....................   $    (430)   $  (1,693)   $  (8,170)   $  (5,134)

   Add back goodwill amortization: ......          23           --           46           --
                                            ----------   ----------   ----------   ----------
   Adjusted net loss ....................   $    (407)   $  (1,693)   $  (8,124)   $  (5,134)
                                            ==========   ==========   ==========   ==========
Basic earnings per share:
 Reported net (loss) ....................   $    (.02)   $    (.06)   $    (.38)   $    (.20)
    Add back goodwill amortization: .....          --           --           --           --
                                            ----------   ----------   ----------   ----------
    Adjusted net loss ...................   $    (.02)   $    (.06)   $    (.38)   $    (.20)
                                            ==========   ==========   ==========   ==========

         The Company performed an assessment of the fair value of the goodwill of its information security products and services reporting unit as of December 31, 2002, using a multi-period discounted cash flow method, a variation of the income forecast approach. The process is used to determine the fair value of an asset by estimating its future cash flows and then discounting the cash flows to present day utilizing a discount rate that reflects the time value of money and the risk inherent in the asset. The present value of the cash flows was determined using a discount rate of 30%, which was found to be the weighted average cost of capital for the Company. The results of the analysis indicated that there was no impairment as of the valuation date of December 31, 2002.

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

         As the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible in the near-term that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both will be reduced. Reasonably possible is defined as more than remote but less than likely. As a result, the remaining goodwill of $25,930 at September 30, 2003, may be reduced within the next year.

RECLASSIFICATIONS

         Certain reclassifications were made to the 2002 consolidated financial statements to conform to the 2003 presentation and the presentation of discontinued operations (note 1).

(2) INVESTMENTS

         The Company had an investment that was classified as trading securities. The securities were comprised of Class A Common Stock of Wave Systems Corp., par value $0.01, received in the BIZ acquisition. During the three months ended September 30, 2003, the Company sold its entire position of 57,000 shares for a total sales price of $170, and as of September 30, 2003, the Company held no further investments that were classified as trading securities. For the three months ended September 30, 2003 and 2002, the Company recorded a gain on trading securities of $120 and a loss of $2, respectively.

(3) INVENTORIES

         A summary of inventories follows:

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        2002           2003
                                                    -------------  -------------
        Raw materials............................      $     23       $    136
        Work-in-process..........................            82              8
        Finished goods...........................           133             42
                                                    -------------  -------------
                                                       $    238       $    186
                                                    =============  =============

(4) EQUITY INVESTMENT IN AFFILIATE

         In January 2002, the Company formed a wholly-owned subsidiary, now known as SSP Gaming, LLC, a Nevada limited liability company ("SSP Gaming"). The entity was formed to conduct all business and any required financing activities relative to the gaming industry. In June 2002, SSP Gaming and the Venetian Casino Resort, LLC, a Nevada limited liability company based in Las Vegas, Nevada ("Venetian"), executed an operating agreement to form Venetian Interactive, LLC, a Nevada limited liability company ("VI", with SSP Gaming and Venetian being "Members"). The purpose of VI is to provide management services, consulting services, financial services, intellectual property licensing services, and equipment to the online gaming industry in venues where such activity complies with all regulatory requirements, and to develop and operate Venetian branded casino sites.

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

         The VI development budget estimated costs of $4,000 to bring the Venetian Casino to live status, and an additional $2,200 to support startup operations. Since beginning development in July 2002, VI has expensed all operating costs and capitalized third party software development costs incurred under a fixed price contract. As of June 30, 2003 capitalized development costs totaled $1,300. The VI operating agreement calls for SSP Gaming to fund two-thirds of the development costs, up to $2,000, and for Venetian to fund the remaining one-third of the costs. SSP has invested $800 in SSP Gaming, with those funds being invested in VI. In June 2003, the VI Managers determined to re-assess the entire project in view of changes in the regulatory environment and market conditions, including an updated competitive analysis. The re-assessment was to include site development costs. The re-assessment has not been presented to SSP Gaming.

         In June 2003, the Venetian sent a demand letter to SSP Gaming demanding funding, or alternatively taking action to terminate the VI operating agreement for failure of SSP Gaming to meet its funding commitment and threatening to take action against SSP Gaming in the matter even though the outcome of the reassessment was not known. SSP Gaming declined to contribute additional capital, thereby giving VI the ability to declare SSP Gaming in default. If terminated, the VI operating agreement provides that the Members may look solely to the assets of VI for return of their contributed capital. Should the assets of VI be insufficient to pay all VI obligations and return a Member's capital contributions, the Member has no recourse against other Members.

         While SSP Gaming disputes the circumstances cited by the Venetian, due to the uncertainty regarding the VI agreement, in the quarter ended June 30, 2003, the Company recorded an impairment charge equal to the remaining $142 book value of the Company's investment in its subsidiary, thereby reducing the carrying value of this investment to zero dollars. As of September 30, 2003, the balance of equity investment in affiliate was zero. As such, during the three months ended September 30, 2003, SSP Gaming did not record any loss from equity investee, which would have represented its pro rata portion of the VI net loss.

         The Venetian Casino site is currently under development, and until the re-assessment is completed, it is unknown when the site will go live.

         The following represents summarized financial information for VI as of June 30, 2003, the latest date for which information is available:

                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

Current Assets          $       -         Current Liabilities         $       -
Site Development            1,313         Members' Equity                 1,313
                        ---------                                     ---------
                                          Total Members' Equity
Total Assets            $   1,313             & Liabilities           $   1,313
                        =========                                     =========

                                                      THREE MONTHS    SIX MONTHS
                                                          ENDED         ENDED
                                                        JUNE 30,       JUNE 30,
                                                          2003          2003
                                                       (UNAUDITED)   (UNAUDITED)
                                                       -----------   -----------
Selling, general & administrative                        $   142       $   546
                                                       -----------   -----------
Net loss                                                 $   142       $   546
                                                       ===========   ===========

         SSP Gaming's ownership interest decreases over time based upon the distribution of cashflow from VI. The operating agreement provides for SSP Gaming to receive two-thirds of the distributable cashflow until SSP Gaming receives the return of the full amount of capital invested in VI. After receiving the return of its invested capital, SSP Gaming is to receive the following portions of distributable cashflow: 50% of the first $2,000, 40% of the next $2,000, and 20% thereafter. Based upon forecasted operations, the ownership and distribution percentage held by SSP Gaming should be reduced to the 20% level within the first two full years of operation. Venetian and SSP Gaming each appoint three managers to oversee general management of VI, with an additional Manager appointed by mutual consent of the parties. Members owning at least 75% of the percentage interests of VI must approve defined major decisions.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that VI does not need to be consolidated.

(5) LONG -TERM DEBT

         A summary of long-term debt follows:

                                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                                      2002            2003
                                                                                  -------------   -------------
Secured convertible promissory notes with an interest rate of 10% per annum,
   interest payable quarterly, due December 31, 2005............................  $      5,796    $      5,796
Secured convertible promissory notes with an interest rate of 30% per annum,
   interest payable quarterly, due November 14, 2003............................           500             500
Note payable related to restructuring of facilities leases due in
   installments on or before September 19, 2003, without interest...............           425              --
Promissory note due July 18, 2003 with interest at 6.75% per annum, interest
   payable at maturity..........................................................           429              --
Promissory note due July 18, 2003 without interest..............................            27              --
Note payable secured by interest in SSP Gaming, payable in monthly
   installments of $15,000, including interest at 6% per annum..................           196              95
Bay View Funding accounts receivable financing, discount rate of 1.25% of
   the receivables factored, interest payable upon payment of receivable........           259             475
Secured promissory note with an interest rate of 15% per annum, interest
   payable quarterly, due on or before December 31, 2005........................            --             500
Secured promissory notes at various interest rates from 15% to 60% per
   annum, interest payable quarterly, due in July 2003..........................            --             400
Secured promissory note with an interest rate of 18% per annum, interest
   payable and principal due on or before in July 31, 2003......................            --             240
Convertible bridge loans with an interest rate of 10% per annum, interest
   payable and principal due on or before in November 30, 2003..................            --           1,250
                                                                                  -------------   -------------
                                                                                         7,632           9,256
Less unamortized value of warrants related to debt issued.......................         4,806           3,656
                                                                                  -------------   -------------
Long-term debt, net of debt discounts of $4,806 at December 31, 2002 and
   $3,656 at September 30, 2003 ................................................         2,826           5,600
Less current installments.......................................................         2,826           5,600
                                                                                  -------------   -------------
Long-term debt, net of debt discounts of $4,806 at December 31, 2002 and
   $3,656 at September 30, 2003.................................................  $         --    $         --
                                                                                  =============   =============

         The Company is in default on notes relative to the timely payment of obligations as they come due. The noteholders have not granted waivers of the default. This means the noteholders have the right to declare the Company in default and call all of their debt due and immediately payable. With the potential of the notes being called for payment, the Company classified the related debt as short-term debt in the condensed consolidated balance sheets as of December 31, 2002 and September 30, 2003. With the exception of the BVF financing, substantially all of these notes are subject to the Forbearance Agreement dated September 1, 2003, whereby the noteholders agreed not to take any action relative to rights under these notes until November 30, 2003, and whereby these notes, other than $2,000 of the 10% Convertible Notes discussed below, which will remain outstanding in accordance with the original terms of the 10% Convertible Notes (note 10), were tendered for the purchase of Series A Preferred Stock in accordance with the face value of such notes.

SECURED SUBORDINATED CONVERTIBLE NOTES

         On April 16, 2002, the Company raised $5,000 in cash through the issuance of $4,000 in 10% secured convertible promissory notes ("10% Convertible Notes"), $653 in unsecured non-convertible promissory notes ("Non-convertible Notes", $153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note receivable due to the Company from Kris Shah, less an early payment discount of $153. In connection with the issuance of the 10% Convertible Notes, the Company incurred approximately $626 of issuance costs, which primarily consisted of amortization of warrant costs, investment banking fees and legal and other professional fees. These notes mature December 31, 2005 and bear interest at a rate of 10% per annum to be paid quarterly in cash, or at the Company's discretion, in common shares based upon the trailing 30-day average prior to the interest due date. The $4,000 in 10% Convertible Notes were convertible, in whole or in part, at the option of the holder into an aggregate of 4,000,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions, and were issued with detachable warrants exercisable for three years to purchase up to an additional 2,400,000 shares at $1.30 per share, subject to adjustment under certain conditions. In conjunction with the closing of the sale of the 10% Convertible Notes, $1,750 of principal and $46 of accrued interest of subordinated notes issued in December 2001 were exchanged for the 10% Convertible Notes and detachable warrants to purchase 1,077,667 shares at $1.30 per share. In conjunction with the Convertible Bridge Loan described below, warrants to purchase 1,500,000 of common stock were re-priced to an exercise priced of $0.50 per common share and immediately exercised for cancellation of Warrant Notes totaling $750. The remaining warrants to purchase 1,977,667 shares of common stock were re-priced to the exercise of A-1 Warrants issued in the Series A Preferred financing (note 10).

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

         Of the aggregate $5,796 in 10% Convertible Notes issued, the Company allocated approximately $2,644 to the value of the warrants and the remaining $3,152 to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. These amounts have been recorded as discounts from the face value of the debt, with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Amortization expense of the discounts totaled $1,172 and $391 for the nine and three months ended September 30, 2003. Subsequent to September 30, 2003, with the exception of $1,986 in principal, the 10% Convertible Notes were exchanged in a private placement for Series A Preferred Stock or modified notes (note 10). In the quarter ending December 31, 2003, the Company expects to transfer to stockholders' equity the unamortized balance of warrant values and beneficial conversion feature of 10% Convertible Notes exchanged for Series A Preferred Stock, and will continue to amortize a non-cash charge related to the unamortized warrant values and beneficial conversion feature balances relative the remaining 10% Convertible Notes.

         In connection with issuances of the 10% Convertible Notes and warrants, the Company incurred approximately $741 of debt issuance costs comprised of legal and professional fees, in addition to $182 in value calculated for the 110,000 warrants issued to the placement agent in the transaction. These costs, which are included in other assets, are being amortized over the term of the 10% Convertible Notes. Amortization expense of these costs totaled $150 and $50 for the nine and three months ended September 30, 2003. The Company expects to make a non-cash charge against stockholder's equity in the quarter ending December 31, 2003, related to the unamortized balances of debt issuance costs related to the 10% Convertible Notes exchanged for Series A Preferred Stock or modified notes.

SECURED PROMISSORY NOTES

         On January 22, 2003, the Company issued to Richard P. Kiphart a $500 promissory note that bore interest at a rate of 15% per year, with a minimum interest charge of $50. Accrued interest was payable quarterly in arrears beginning, March 31, 2003. Principal and accrued but unpaid interest were due upon the earlier of December 31, 2005 and the Company's closing of $5,000 or more in equity or debt financing. Mr. Kiphart had the right to exchange the principal and outstanding interest on the note for securities that the Company issued in such an equity or debt financing. The Company had not re-paid the note prior to September 30, 2003. In conjunction with the Convertible Bridge Loan described below, a warrant to purchase up to 125,000 shares of common stock at an exercise price of $1.30 per common share that Mr. Kiphart received under the terms of the January 22, 2003 note was re-priced to an exercise price of $0.50 per common share and immediately exercised on a cashless basis. The note was to be secured by all of the unencumbered assets of SSP and its subsidiaries, including without limitation, intellectual property assets and any and all receivables due to the Company from SSP Gaming. The note is subject to a Forbearance Agreement dated September 1, 2003, whereby the noteholder agreed not to take any action relative to rights under this note until November 30, 2003, and whereby this note was tendered for the purchase of Series A Preferred Stock at face value (note 10). The Company will incur a non-cash charge in the quarter ending December 31, 2003, related to the unamortized balance of warrant value related to this note held by Mr. Kiphart, and exchanged for Series A Preferred Stock.

         On March 18, 2003 and March 19, 2003, the Company issued to each of Crestview Capital Fund II, L.P. and Richard P. Kiphart $100 promissory notes that were to be secured by all of the Company's assets, including SSP Gaming and any rights belonging to SSP Gaming. In addition, on March 28, 2003, Marvin Winkler agreed to pledge 350,000 shares of common stock held by JAW Financial, L.P., an entity controlled by Mr. Winkler, as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bore interest in an amount equal to the following percentage of the principal balance: 10%, if the notes were re-paid within 30 days; 12%, if the notes were re-paid within 60 days; 15%, if the notes were re-paid within 90 days; and 20%, if the notes were re-paid at maturity. Principal and interest under the notes were due upon the sooner of 120 days from the dates of the notes and the Company's raising of at least $3,500 in equity or debt financing. In conjunction with the September 2003 Convertible Bridge Loan described in the next paragraph, warrants issued with these notes to purchase up to an aggregate of 130,000 shares of common stock at an exercise price of $0.60 per common share were re-priced to an exercise price of $0.50 per common share and immediately exercised on a cashless basis. These notes are subject to the Forbearance Agreement dated September 1, 2003 described below, whereby the noteholders agreed not to take any action relative to rights under these notes until November 30, 2003, and whereby these notes were tendered for the purchase of Series A Preferred Stock in accordance with the face value of such notes (note 10).

         On March 28, 2003, the Company issued to Richard P. Kiphart, Crestview Capital Fund II, L.P., Kris Shah and Marvin Winkler promissory notes in the aggregate principal amount of $440, of which $180 was funded prior to March 31, 2003. The notes were to be secured by all of the Company's assets and the assets of SSP Gaming. In addition, Mr. Winkler agreed to pledge 350,000 shares of common stock held of record by JAW Financial, L.P. as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bore interest at the rate of 18% per year, with interest payable in cash monthly in arrears. The Company was required to use the proceeds of the notes only for payment of operating expenses. Principal and accrued but unpaid interest under the notes were due upon the sooner of July 26, 2003 and the Company's raising of $3,500 in equity or debt financing. In conjunction with the September 2003 Convertible Bridge Loan described below, warrants issued with these notes to purchase up to an aggregate of 200,000 shares of common stock at an exercise price to be the greater of $0.70 per common share or the conversion price of securities the Company considered issuing in a subsequent financing, but not to exceed $1.30 per common share were re-priced to an exercise priced of $0.50 per common share and immediately exercised on a cashless basis. The notes were not re-paid as of September 30, 2003. These notes, other than notes held Mr. Shah and Mr. Winkler, are subject to the Forbearance Agreement dated September 1, 2003 described below, whereby the noteholders agreed not to take any action relative to rights under these notes until November 30, 2003, and whereby these notes were tendered for the purchase of Series A Preferred Stock in accordance with the face value of such notes (note 10). The notes held by Messrs. Shah and Winkler are to be re-paid from the proceeds of the Series A Preferred Stock financing (note 10).

         On April 1, 2003, the Company issued to Richard P. Kiphart a $240 promissory note dated March 28, 2003 that bore interest at a rate of 18% per annum. Principal and accrued but unpaid interest were due upon the earliest of July 31, 2003 or the Company obtaining $3.5 million in equity or debt financing. In conjunction with the Convertible Bridge Loan described below, a warrant issued with this note to purchase 120,000 shares of common stock at an exercise price to be the greater of $0.70 per common share or the conversion price of securities the Company considered issuing in a subsequent financing, but not to exceed $1.30 per common share, were re-priced to an exercise price of $0.50 per common share and immediately exercised on a cashless basis. The note was not re-paid as of September 30, 2003. Of the $240, the Company allocated approximately $54 to the value of the warrant that was ascribed based upon fair values calculated for the warrant using a Black Scholes valuation model. This amount has been recorded as a discount from the face value of the debt, with an equal increase to additional paid-in capital. The discount is being amortized over the period from the date of issuance to the maturity date of the note. Amortization expense of the discount totaled $12 and $42 for the three and nine months ended September 30, 2003. This note is subject to the Forbearance Agreement dated September 1, 2003, whereby the noteholder agreed not to take any action relative to rights under this note until November 30, 2003, and whereby this note was tendered for the purchase of Series A Preferred Stock in accordance with the face value of such note (note 10).

OBLIGATIONS FOR RESTRUCTURING FACILITY LEASE

         In restructuring existing facility lease agreements (note 6), the Company agreed to pay $500 in installments without interest. The first payment of $75 was made as scheduled in December 2002, with additional payments scheduled of $100 due in March 2003, $150 due in June 2003 and a final payment of $175 due in September 2003. Although the Company tendered in August 2003 the remaining balance of the $150 payment that was due in June 2003, Research Venture claimed a default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against the Company per prior stipulation in the amount of $2.7 million. As such, the Company recorded a $1.3 million accrued liability as of June 30, 2003, which consisted of the original judgment amount of $3.1 million less $456 of cash previously paid and $1.4 million of shares previously issued. On August 29, 2003, the Company entered into an agreement of settlement on stipulated judgment with Research Venture. Under that settlement agreement, Research Venture retained 959,323 shares of common stock initially issued in connection with the restructuring arrangement and 96,919 shares of common stock issued upon conversion of $126 of the principal balance of the $360 non-interest bearing note that the Company had issued as prepaid rent, and the Company agreed to register those shares for resale by Research Venture. The Company completed the appropriate registration of those shares on September 18, 2003. In addition, Research Venture canceled and surrendered the note, the Company paid to Research Venture cash in the amount of $865 and issued to Research Venture 414,450 shares of common stock that are to be registered for resale by Research Venture under a separate registration statement on or prior to November 30, 2003, and the building lease agreement was terminated. The 414,450 shares were recorded at the fair value of $373. The settlement agreement contained mutual general release language, and the August 11, 2003 stipulated judgment was vacated. As a result of the above settlement, the Company adjusted the estimated accrued liability by $209, and the $500 obligation was fully satisfied as of September 30, 2003.

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

SECURED CONVERTIBLE NOTES

         In November 2002, the Company issued to Mr. Kiphart, Crestview Capital Fund, L.P. and Crestview Capital Fund II, L.P. three one-year notes totaling $500, bearing interest at 30% per annum ("Secured Convertible Notes"). In conjunction with the Convertible Bridge Loan described below, warrants to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per common share that accompanied the Secured Convertible Notes were re-priced to an exercise price of $0.50 per common share and immediately exercised on a cashless basis. SSP Gaming used the proceeds for investment into the joint venture with Venetian (note 4). Beginning May 14, 2003, the Secured Convertible Notes were convertible into the Company's common stock at a conversion price of $1.30 per share. The Secured Convertible Notes were to be due upon a Company financing of $3,500 or more, and were to be secured behind the Secured Subordinated Convertible Notes described above. These notes are subject to a Forbearance Agreement dated September 1, 2003, whereby the noteholders agreed not to take any action relative to rights under these notes until November 30, 2003, and whereby these notes were tendered for the purchase of Series A Preferred Stock in accordance with the face value of such notes (note 10).

         The fair value of the detachable warrants associated with the Secured Convertible Notes was estimated at $154 using the Black Scholes valuation model, based on the following assumptions: risk-free interest rate of 4.85%; dividend yield of 0.00%; and volatility of 119%. The amount has been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. The relative fair value of the warrants has been allocated as a debt discount and is being amortized over the period from the date of issuance to the maturity date of the Secured Convertible Notes. Amortization expense of the discounts totaled $142 and $35 for nine and three months ended September 30, 2003.

PROMISSORY NOTES

         In April 2002, the Company issued two promissory notes due in July 2003 as payment for goods sold by Pulsar's network solutions business. The note, with an original balance of $679, bore interest at 6.75% per annum, with interest payable at maturity on July 18, 2003. The note in the amount of $27 did not bear interest and was due on July 18, 2003. The notes were not re-paid on the due date. The holder of the notes filed an action to initiate collection of the balances due. On September 17, 2003, the Company entered into a final settlement agreement with the note holder and paid $400 in full settlement of principal and interest otherwise due under both notes. The final settlement agreement resulted in a gain of $95, which was recorded as other income.

         In March 2003, the Company executed documents to settle the action brought against the Company by Integral Systems, Inc. As part of the settlement, the Company entered into a Forbearance Agreement dated March 12, 2003 with Integral Systems that would allow Integral Systems to enter a judgment against the Company should the Company default in the $20 per month payments due under the agreement. The Company also issued to Integral Systems a warrant exercisable for three years to purchase 150,000 at an exercise price of $1.30 per common share. Additionally, because the Company did not pay off the agreed to obligation at a discount by June 30, 2003, the Company placed 400,000 shares of its common stock in a third party escrow as additional security for its performance under the Forbearance Agreement in July 2003 (note 9).

AUGUST 2003 EXCHANGEABLE BRIDGE LOAN

         On August 27, 2003, the Company issued two notes totaling $750 that were to be cancelled as payment of the exercise price of previously issued warrants to purchase 1,500,000 common shares ("Warrant Notes"), and a $500 note ("Exchange Note") that was to be exchanged for a note to be issued as part of the September 2003 Bridge Loan described below. As described below in the September 2003 Bridge Loan, the Warrant Notes were cancelled in September 2003 when the warrants were exercised, and the Exchange Note was surrendered and replaced by a note issued as part of the September 2003 Bridge Loan.

SEPTEMBER 2003 CONVERTIBLE BRIDGE LOAN

         Under a Bridge Loan Agreement dated September 1, 2003 ("September 2003 Bridge Loan"), certain investors agreed to fund a $1,500 10% bridge loan, which automatically converted at 110% of face value plus accrued interest into the securities issued in the Series A Financing (note 10). As of September 30, 2003, $1,250 of the $1,500 September 2003 Bridge Loan was funded to the Company and the remaining $250 was funded on October 6, 2003. The bridge loan investors are SDS Merchant Fund, L.P. ($750), Crestview Capital Fund, L.P. ($100), Crestview Capital Fund II, L.P. ($150) and Richard P. Kiphart, who surrendered the Exchange Note for a $500 note issued under the September 2003 Bridge Loan. The bridge loan investors were issued three-year warrants exercisable for 500,000 shares of the Company's common stock at the exercise price of A-1 Warrants to be issued with the Series A Preferred Stock ("Bridge Warrants") (note 10).

         The September 2003 Bridge Loan included the cash exercise of a portion of the warrants issued as part of financing obtained on April 16, 2002 (the "Registered Warrants"), and the cashless exercise of all other warrants issued to Mr. Kiphart, Crestview Fund, L.P., and Crestview Fund II, L.P. in financing obtained after April 2002 ("Unregistered Warrants"). In conjunction with the September 2003 Bridge Loan, the Company entered into agreements with holders of certain Registered Warrants to purchase 1,500,000 common shares, whereby they were immediately exercised upon the decrease of the exercise price to $0.50 per common share in exchange for the cancellation of the Warrant Notes. The exercise price of the remaining unexercised Registered Warrants was reduced to the exercise price of the Series A-1 Warrants (note 10). All other Unregistered Warrants owned by Mr. Kiphart, Crestview Fund, L.P., and Crestview Fund II, L.P. that were not subject to an effective registration statement were re-priced to $0.50 and immediately exercised on a cashless basis using the twenty-day weighted average closing price prior to August 20, 2003.

         In conjunction with decreasing the warrant exercise prices to $0.50 per common share on the Registered Warrants and Unregistered Warrants, the Company recorded a non-cash interest expense totaling $925.

FORBEARANCE AGREEMENT

         Under the terms of a Forbearance Agreement dated September 1, 2003 ("Forbearance Agreement"), with the exception of BVF, and the SSP Gaming repurchase noteholder, substantially all other noteholders with balances outstanding at September 1, 2003, agreed not to take any action relative to rights under their notes until November 30, 2003, and further agreed that their notes would be tendered for the purchase of Series A Preferred Stock at face value.

PENALTY SHARES

         As part of the Forbearance Agreement, the Company issued to Crestview Fund, L.P., Crestview Fund II, L.P. and Mr. Kiphart a total of 200,000 common shares in full satisfaction of all penalties and costs ("Penalty Shares") through November 30, 2003, related to securities issued after April 2002. During the three months ended September 30, 2003, the Company recorded a non-cash charge of $190 related to the issuance of the Penalty Shares.

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

         In October 2002, the Company terminated its remaining financing arrangement with WFBC and entered into a new financing arrangement with BVF. The new factoring agreement contains a maximum advance of $750, and was for an initial term of three months. At the Company's option, the agreement is renewable for additional three-month periods. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every 30-day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the 30-day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains certain representations, warranties and covenants and requires a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750, or approximately $2 per month. The BVF states among other things that a default occurs if the Company does not pay debts as they become due or if the Company maintains unreasonably small capital. The Company has notified BVF of the Company's failure to make certain payments on a timely basis and have requested but not received a waiver of such default.

         Gross receivables transferred to WFBC and WFBC/BVF amounted to $3,000 and $3,200 during the nine month periods ended September 30, 2002 and 2003, respectively. The Company is obligated to repurchase certain accounts receivable under the program and, therefore, the transaction does not qualify as a sale.

         Factored receivables included in the accounts receivable balance as of December 31, 2002 and September 30, 2003 were $314 and $675, respectively.

(6) RELATED PARTY TRANSACTIONS

KRDS REAL PROPERTY LEASE

         In 1999, the primary shareholders of SSP (then known as "Litronic Inc.") formed KRDS, Inc. ("KRDS") for the sole purpose of purchasing real property. KRDS's operations primarily consisted of a mortgage obligation, interest, depreciation and rental income from the Company related to the real property.

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

RELATED PARTY FACILITIES LEASING

         During 2001, the Company arranged for the lease of two buildings approximating 63 square feet that were under construction and were subsequently completed. In October 2002, the Company restructured its lease obligations with landlord, Research Venture, LLC, for the two buildings located in the Spectrum area of Irvine, California. This restructuring and settlement provided the basis for revising the estimate of costs relative to resolving the liability incurred under the original leases. In 2001 the Company recorded an estimated liability of $2,171, which was net of then anticipated offsetting sublease income. As a result of the restructuring and settlement, the Company increased stockholders' equity by $1,650 through the issuance of common stock valued for financial reporting purposes at $956 and recorded a gain of $700 for the year ended December 31, 2002. The settlement required the Company to issue 959,323 shares of common stock, pay $500 in cash over a one-year period, cancel the lease on one building approximating 23 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40 square feet for an initial monthly rental rate of $55, plus common area costs beginning in December 2002. The monthly rental rate on the seven-year lease was scheduled to increase to $73, plus common area costs, at the beginning of the third year. The Company recorded rent expense on a straight-line basis. At the Company's option, a portion of the rental rate was payable either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360 subordinated convertible promissory note that the Company issued as prepaid rent (note 5). In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. The lease was terminated in August 2003 (note 9). At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest. A total of 96,919 shares were issued in payment of rent (note 9).

(7) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 2002 and September 30, 2003, accounts receivable included $133 and $585, respectively, due from the U.S. government and related agencies. Sales to the U.S. government and related agencies accounted for 20% and 40% of total revenues for the nine months ended September 30, 2002 and 2003, respectively.

         The Company had sales to three customers that each represented 22%, 20% and 10% of the total revenues for the nine months ended September 30, 2002. The Company had sales to three customers that each represented 30%, 18% and 8% of total revenues for the nine months ended September 30, 2003. No other customers accounted for more than 10% of total revenues during the nine months ended September 30, 2002 or September 30, 2003. Trade accounts receivable totaled $165 and $1,028 from these major customers as of December 31, 2002 and September 30, 2003, respectively.

         Some key components used in the manufacture of the Company's products can only be obtained from single sources.

(8) LOSS PER SHARE

         The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants. The following table sets forth potential common shares that were excluded from the diluted net loss per share calculation for the three and nine months ended September 30, 2002 and 2003 because they are anti-dilutive for the periods indicated:

                                   THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                      ENDED           ENDED           ENDED            ENDED
                                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                   -------------   -------------   -------------   -------------
                                       2002            2003            2002             2003
                                       ----            ----            ----             ----
Warrants.........................     3,981,422       3,068,089       3,981,422       3,068,089
Stock options....................       864,950       1,730,746         864,950       1,730,746
                                   -------------   -------------   -------------   -------------
                                      4,846,372       4,798,835       4,846,372       4,798,835
                                   =============   =============   =============   =============

(9) CONTINGENT LIABILITIES

         Because the Company provides engineering and other services to various government agencies, it is subject to retrospective audits, which may result in adjustments to amounts recognized as revenues, and the Company may be subject to investigation by governmental entities. Failure to comply with the terms of any governmental contracts could result in civil and criminal fines and penalties, as well as suspension from future government contracts. The Company is not aware of any adjustments, fines or penalties that could have a material adverse effect on its financial position or results of operations.

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

         The Company is involved, from time to time, in various litigation matters that arise in the ordinary course of business. Except as specifically disclosed, the Company is unable to estimate a potential loss or potential range of loss associated with any of the pending claims described herein.

         On August 27, 2001, EDS and the Company executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for resale to Pulsar customers ("Pulsar Agreement"). Under the Pulsar Agreement, as of December 31, 2002, $1,049 remained outstanding and unpaid to EDS for purchases of hardware and software and was recorded in accounts payable in the consolidated balance sheet.

         The Company and EDS executed a Master Services Agreement ("MSA") dated as of November 14, 2001, whereby beginning December 1, 2001 and ending December 31, 2006, the Company and EDS established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a Trust Assurance Network ("TAN"). The MSA task order ("Task Order") requires that the Company pay a monthly fee of $44 for account, test and lab management services beginning January 1, 2002. On June 30, 2003, EDS and the Company entered into a Termination and General Release Agreement ("TGRA") regarding the MSA and Task Order whereby the Company agreed to pay $231 in six monthly installments. As of September 30, 2003, the Company carried in accounts payable the $122 due under the TGRA. As of September 30, 2003, the Company had made the payments due as required under the TGRA.

         On January 16, 1998, G2 Resources Inc. ("G2") filed a complaint against Pulsar in the Fifteenth Judicial Circuit in Palm Beach County, Florida. G2 claimed that Pulsar breached a contract under which G2 agreed to provide services related to the monitoring of government contracts available for bid and the preparation and submission of bids on behalf of Pulsar. The contract provided that Pulsar pay G2 $500 in 30 monthly installments of $16 and an additional fee of 2% of the gross dollar amount generated by awards. In its complaint, G2 alleged that Pulsar failed to make payments under the contract, and G2 claimed damages in excess of $525 plus interest, costs and attorneys' fees. In the course of discovery, G2 asserted that its losses/costs arising out of its claim amounted to approximately $10,300. Pulsar asserted that G2 failed to perform the services required under the contract and Pulsar filed a claim for compensatory damages, interest and attorneys' fees against G2. Classical Financial Services, LLC ("Classical") intervened in the case. Classical claimed that G2 assigned its accounts receivable to Classical under a financing program and that Pulsar breached its obligations to Classical by failing to make payments under the contract with G2. Pulsar asserted defenses to Classical's claim. On April 20, 2001, a court hearing was held and G2's complaint against Pulsar was dismissed without prejudice on the basis of no prosecution activity for more than 12 months. On May 22, 2001, G2 filed a new complaint against Pulsar. In August 2002, the case was moved from Division AF to Division AH of the Fifteenth Judicial Circuit in Palm Beach County Court, Civil Division. In April 2003, the court stayed all matters in the case pending the outcome of litigation between G2 and Classical. The Company believes that the claims made by G2 and Classical against Pulsar are without merit and intends to vigorously defend against these claims.

         In May 2002, Integral Systems, Inc. filed an action against us in the Circuit Court for Montgomery County, Maryland, Case No. 232706, alleging that the Company breached a promissory note for the payment of $390. Integral Systems then obtained a confessed judgment against us for approximately $327 and amounts related the judgment have been accrued in the financial statements for the year ended December 31, 2002. In March 2003, the Company executed settlement papers that would permit Integral Systems to file a stipulated judgment against the Company in the amount of the unpaid balance if the Company default on a payment schedule that requires the Company to make payments of $20 per month until the balance is paid in full. As the agreed upon amount was not paid in full by June 30, 2003, the Company deposited 400,000 common shares into a third party escrow in July 2003. In March 2003, the Company also issued a warrant to purchase up to 150,000 shares of common stock at an exercise price of $1.30 per share as part of the settlement. The warrant has a three-year term and contains a cashless exercise provision. The shares of common stock underlying the warrants bear registration rights.

         In restructuring existing facility lease agreements (note 6) and to resolve litigation brought by Research Venture, LLC ("Research Venture"), the Company agreed to pay $500 in installments without interest. The first payment of $75 was made as scheduled in December 2002, with additional payments scheduled of $100 due in March 2003, $150 due in June 2003 and a final payment of $175 due in September 2003. The Company did not timely make the full $150 payment that was due in March 2003. The Company subsequently tendered the balance of the March payment due, but did not pay the full $150 due in June 2003. While the Company subsequently tendered the balance of the payment due, Research Venture claimed a default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against the Company per prior stipulation in the amount of $2,700. As such, the Company recorded a $1,300 accrued liability as of June 30, 2003, which consisted of the original judgment amount of $3,100 less $456 of cash previously paid and $1,400 of shares previously issued.

         On August 29, 2003, the Company entered into an agreement of settlement on stipulated judgment with Research Venture. Under that settlement agreement, Research Venture retained the 959,323 shares of common stock initially issued in connection with the restructuring arrangement and 96,919 shares of common stock issued upon conversion of the note, and the Company agreed to register those shares for resale by Research Venture. The Company completed the appropriate registration of those shares on September 18, 2003. Under the settlement, Research Venture canceled and surrendered the note that had been issued as prepaid rent, and cancelled the $300 balance remaining of $500 installments, the Company paid to Research Venture $865 in cash and issued to Research Venture 414,450 shares of common stock, and the building lease agreement was terminated. The 414,450 shares were recorded at the amount of $373 and must be registered for resale by Research Venture under a separate registration statement on or prior to November 30, 2003, or be subject to re-purchase by the Company for up to $373 as described below. The settlement agreement contained mutual general release language, and the August 11, 2003 stipulated judgment was vacated. As a result of the above settlement, the Company adjusted the estimated accrued liability by $209 in the quarter ended September 30, 2003. Upon completion of the required registration statement, the Company expects to reverse the remaining estimated liability of $373, or if the registration statement is not completed on a timely basis, the $373 will be paid out to re-purchase the 414,450 unregistered shares of common stock, as described below.

         The Company and Research Venture also entered into an amended stipulation for entry of judgment on August 29, 2003. Under the amended stipulation, if the Company does not timely obtain and maintain effectiveness of the registration statement covering the additional 414,450 shares of common stock issued as of August 29, 2003, then subject to a grace period if the Company's failure to meet the requirements is solely as a result of a Commission review of the registration statement to which the Company responds diligently, Research Venture will be entitled to obtain entry against the Company of a stipulated judgment in the amount of $373 less the product of $0.90 multiplied by the number of the additional 414,450 shares of common stock that Research Venture sells prior to entry of the stipulated judgment. If the stipulated judgment is entered, any unsold shares will be returned to the Company for cancellation upon payment as described in this paragraph.

         At the end of June 2003, the Venetian sent a demand letter to the Company's subsidiary demanding funding, or alternatively taking action to terminate the operating agreement for failure of the Company's subsidiary to meet its funding commitment (note 4). The Venetian threatened to take action against the Company's subsidiary in the matter, but this obligation, if any, is contractually limited to the Company's subsidiary. Other than the subsidiary's investment in VI, it has no other assets.

         As of September 30, 2003, accounts payable totaled $3,350. Of that amount, $2,000 was aged at least 90 days. Unless payment is made or satisfactory payment plans agreed to, it is likely that the vendors will eventually initiate legal actions to collect the amounts owed to them. Currently, the Company intends to satisfy its vendor obligations through a combination of payment negotiations, which include extending the terms over time.

(10) SUBSEQUENT EVENTS

         In November 2003, the Company sold and received proceeds from the sale of a Series A Convertible Preferred Stock ("Series A"), and warrants to purchase common stock ("Warrants") to 86 accredited investors in a transaction exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act of 1933. The private placement consisted of the following:

SERIES A CONVERTIBLE PREFERRED STOCK
------------------------------------

         The Company sold 2,150 shares of Series A and Warrants for a total amount of $15,050, of which $9,510 was for new capital and $5,540 was issued in exchange for cancellation of previously issued promissory notes.

         The aggregate purchase price for 2,150 shares of the Series A and Warrants was $15,050 ("Stated Value"), or $7 per share, with an initial conversion price of $0.70 per common share. The Series A will initially be convertible into 21,500,000 shares of the Company's common stock, with Warrants to purchase an additional 10,750,000 shares of common stock on terms described below.

         The holders of the Series A are entitled to a dividend payable semi-annually at the rate of 8% per annum, increasing to 12% per annum eighteen months from closing, payable in cash or common stock at the Company's option, with the shares of common stock valued at the arithmetic mean of the Company's closing sales price of common stock for the thirty-day period before the dividend payment is due.

         Mandatory Conversion
         --------------------

         Provided there is a minimum average of $400 trading volume for lowest twenty dollar volume trading days for the thirty trading days prior to the Trigger Date and certain other requirements are met, beginning eighteen months after the Effective Date, as defined below, the Series A shall automatically convert into common stock at a conversion price calculated as if an optional conversion were occurring, if the common stock closes at a price equal to or greater than $2.10 per share for at least ten of fifteen consecutive trading days (the tenth day is the "Trigger Date"). If a holder is prohibited from converting due to a 4.99% ownership limitation, or cap (discussed further below), the excess portion of the Series A shall remain outstanding, but shall cease to accrue any dividends, and will be converted into shares of common stock as the limitations, from time to time, permit.

         A-1 and A-2 Warrants
         --------------------

         The holders of the Series A received a five-year A-1 Warrant to purchase 2,500 shares of common stock and a five-year A-2 Warrant to purchase 2,500 shares of common stock for each share of Series A purchased. The A-1 Warrants have an initial exercise price of $1.25 per share, which increases to $1.50 six months and one day after the Effective Date, as defined below. The A-2 Warrants have an initial exercise price of $1.50 per share, which increases to $1.75 six months and one day after the Effective Date. Beginning on the date of the Company's 2003 annual meeting of the stockholders, the A-1 and A-2 Warrants will be exercisable for up to an aggregate total of 10,750,000 shares of the Company's common stock, subject to customary anti-dilution provisions and weighted average anti-dilution provisions if the Company issues shares of common stock or securities convertible into or exercisable for common stock, other than excluded securities, at per share prices less than the then effective exercise price

         Beginning thirty-six months and one day after the Effective Date, and subject to a minimum average dollar trading volume, the Company may redeem the A-1 and A-2 Warrants for $0.10 per Warrant if the stock closes above $3.00 relative to the A-1 Warrants and $3.50 relative to the A-2 Warrant for ten consecutive trading days and the exercise limitations described below are not in effect.

         At any time after twelve months after the date of issuance, a holder may exercise a Warrant on a cashless basis for a net number of common shares, provided that a registration statement covering the resale of those shares is not then effective.

         A holder may not exercise a Warrant to the extent the number of common shares to be issued upon exercise would cause the holder and its affiliates to beneficially own more than 4.99% of the Company's then outstanding shares of common stock, or would exceed the holder's pro rata share of the Cap Amount (defined below) if the cap is then applicable.

         Registration Rights
         -------------------

         The Company agreed to file with the Securities and Exchange Commission ("SEC") a registration statement covering the resale of the shares of common stock underlying the Series A, Warrants and certain other securities no later than thirty days after the closing and use best efforts to have the registration statement declared effective within 120 days after the closing. The date the SEC declares effective the Registration Statement covering the common shares reserved for issuance under the Series A, A-1 Warrants and A-2 Warrants is defined as the "Effective Date." In the event the registration statement has not been declared effective within 120 days after the closing, or does not remain effective as required, the Company agreed to pay cash liquidated damages equal to 3.5% of the amount invested for the thirty-day period beginning ninety days after the closing and all waivers in connection with accrued interest and penalties shall be rescinded. For each thirty-day period thereafter, the Company agreed to pay cash liquidated damages equal to 1.5% of the amount invested. Until the registration statement is declared effective, the Series A will be presented as a debt instrument in the consolidated financial statements.

         Exchange Right and Right of First Offer
         ---------------------------------------

         If the Company completes a private equity or equity linked financing in future periods ("New Financing"), the Series A holders may exchange their Series A at 100% of Stated Value for the securities issued in the New Financing. However, this right terminates when the New Financing is at least $5,000 of additional equity capital at a price of not less than the then effective Series A conversion price per share. In addition, for any New Financing consummated within eighteen months after the closing, the holders of the Series A shall have a right to purchase up to 50% of their investment amount in the Series A in the New Financing provided they respond within five trading days. New Financings do not include strategic partnerships, acquisition candidates, public offerings, and certain other issuances as defined in the Series A financing agreement.

         Rank and Liquidation Preference
         -------------------------------

         In the event of any liquidation, dissolution, or winding up of the Company, the holders of the Series A shall be entitled to receive prior and in preference to, any distribution of any assets of the Company's to any holders of the Company's common stock by reason of their ownership thereof, an amount per share equal to the greater of 143% of Stated Value plus any accrued and unpaid dividends, or the amount that would be distributed upon the number of shares of common stock into which shares of the Series A could be converted immediately prior to a liquidation event. If upon the occurrence of such event, the assets and funds thus distributed to the Series A shall be insufficient to permit such payment to all holders of Series A, all of the Company's assets and funds legally available for distribution shall be distributed ratably among the holders of the Series A. Once the liquidation preference has been paid to the holders of the Series A, any remaining assets shall be distributed pro rata among to the holders of the Company's common stock. A consolidation or merger, as defined in the Series A financing agreement, shall not be deemed to be a liquidation, dissolution or winding up under this provision.

         Optional Conversion Rights
         --------------------------

         Subject to limitations on certain conversions, redemptions and transfers described below, each share of Series A is convertible at the option of the holder into shares of common stock at any time or from time to time after the Company's 2003 annual meeting of stockholders at a conversion price that depends upon whether a conversion event has occurred. The initial conversion price for an optional conversion that occurs prior to a conversion event is $0.70 per share and is subject to adjustments described below. The number of shares of common stock issuable upon an optional conversion of a share of Series A that occurs after a conversion event will be equal to the quotient of the applicable percentage of the face amount of the share divided by either the conversion event price or, if the conversion event price is greater than $1.00, then the then-effective conversion price. The conversion event price in the case of a sale of all or substantially all of the Company's assets will be equal to the total consideration the Company receives per share of common stock outstanding at the time of the conversion event. In the case of any other conversion event, the conversion event price will be equal to the arithmetic mean of the closing sales price of the Company's common stock for the 30-day period prior to the day the Company receives the notice of conversion. If the conversion event price is greater than $1.00, then the applicable percentage of the face amount is 100%. If the conversion event price is less than or equal to $1.00, then the applicable percentage of the face amount is 143%.

         If, after the occurrence of a conversion event, the Company is prohibited from issuing shares of common stock upon an optional conversion as a result of conversion limitations, then the holders will have the right, at any time and from time to time thereafter, to require the Company to redeem for cash up to the number of shares of Series A that, after giving effect to the redemption, the then unissued shares portion of the holder's pro rata share of the Cap Amount is at least equal to 100% of the total number of shares of common stock issuable upon conversion of such holder's shares of Series A.

         Redemption Rights
         -----------------

         Each holder of Series A will have the right to require the Company to redeem by purchasing for cash any or all of their then outstanding shares of Series A for an amount per share equal to the redemption amount in effect at the time of redemption, at any time and from time to time after a redemption event occurs and is continuing. If the redemption event is the failure of the Company's stockholders to timely authorize the issuance of shares of common stock in excess of the Cap Amount, then the redemption amount for each share of Series A in excess of a holder's pro rata share of the cap amount will be equal to the face amount of the share plus all accrued dividends on the share through the date of payment of the redemption amount. In the case of all other redemption events, except as described in the following paragraph, the redemption amount will be equal to the quotient of 143% of the face amount plus accrued dividends divided by the lesser of the then current conversion price and the value of a share of common stock valued at the arithmetic mean of the closing sales price of the Company's common stock for the 30-day period prior to when the Company receives the redemption notice.

         With respect to the redemption events relating to the Company's failure to remove restrictive legends and the Company's indication that it does not intend to honor conversions of shares of Series A in accordance with the terms of the certificate of designation, the redemption amount will be the greater of the redemption amount described in the last sentence of the preceding paragraph and the "parity value" of the shares to be redeemed. The "parity value" will be the product of (i) the highest number of shares of common stock issuable upon an optional conversion of the shares of Series A without giving effect to any limitations on conversion and treating the trading day immediately preceding the redemption date as the conversion date and (ii) the highest closing price of a share of common stock during the period beginning on the date of first occurrence of the redemption event and ending one trading day prior to the redemption date.

         If the Company fails to pay the redemption amount for a share of Series A within five business days after receiving a redemption notice, then the holder of the share will be entitled to interest on the redemption amount at a rate equal to the lower of 24% per annum and the highest legal rate until the Company pays the redemption amount. If the Company is unable to redeem all shares of Series A that are covered by redemption notices, then the Company must redeem shares to the extent it is able from each redeeming holder on a pro rata basis.

         Conversion Price Adjustments
         ----------------------------

         The conversion price of the Series A is subject to customary anti-dilution adjustments and also is subject to downward weighted-average anti-dilution adjustments if the Company issues shares of common stock or securities convertible into or exercisable for shares of common stock, other than certain excluded securities, at per share prices less than the then effective conversion price.

         Stockholder Approval
         --------------------

         The Company has agreed to solicit by proxy, and shall file a preliminary proxy statement for this purpose with the SEC no later than 20 days after the closing date, stockholder approval authorizing the issuance of common shares upon conversion of the Series A and upon exercise of the A-1 and A-2 Warrants in excess of 19.99% (the "Cap Amount") of the common shares outstanding on the closing date.

         Board Representation and Voting Rights
         --------------------------------------

         The holders of the Series A shall have the right to appoint two independent members to the Company's Board of Directors. If the Company satisfies its registration requirements discussed above, the number of independent members that can be appointed by the holders of the Series A shall be reduced to one. Additionally, the Company agreed that its Board of Directors would appoint a chief operating officer no later than 120 days after closing.

         On any matters as to which Delaware law requires the vote of the holders of Series A, voting together as one class with the holders of common stock, each share of Series A will have a number of votes equal to the number of shares of common stock into which it is then convertible, subject to 4.999% ownership limitations described below and except that the number of votes to which a share of Series A is entitled will be determined without taking into account any conversion price adjustments that may have occurred. Subject to the voting requirements described below, and except as otherwise may be required under Delaware law, on the matters described in the preceding sentence, the affirmative vote or consent of the holders of at least a majority of the then outstanding shares of Series A will constitute approval of the holders of Series A.

         The approval of holders of at least 75% of the then-outstanding shares of Series A is required in order for the Company to enter into an agreement, commitment or understanding regarding altering the terms or rights of the Series A or issuing additional shares of Series A or any securities ranking senior to the Series A as to distribution of assets upon liquidation. The approval of holders of a majority of the then-outstanding shares of Series A is required in order for the Company to enter into an agreement, commitment or understanding in which the Company would repurchase or pay dividends or distribution on securities ranking junior to the Series A as to distribution of assets upon liquidation, other than pursuant to an equity compensation plan approved by the board of directors, or create or allow to exist most liens or security interests on the Company's assets.

         Limitations On Certain Conversions, Redemptions and Transfers
         -------------------------------------------------------------

         The number of shares issuable in connection with optional conversions, mandatory conversions and redemptions may not exceed the Cap Amount or any other cap amount prescribed by any market upon which the Company's common stock is listed or traded. The cap amount shall be allocated PRO RATA to the holders of Series A and other securities issued pursuant to the securities purchase agreement or related agreements.

         In addition, no holder of Series A may receive in connection with optional conversions, mandatory conversions or redemptions a number of shares of common stock that would result in the holder and its affiliates together beneficially owning more than 4.99% of the then-outstanding shares of the Company's common stock. This limitation may only be altered or removed with the vote or written approval of a majority of the outstanding shares of the Company's common stock and the written approval of holders of at least 50% of the outstanding shares of Series A.

Exchange of Previously Issued Notes
-----------------------------------

         On April 16, 2002, the Company issued $5,796 of 10% Convertible Notes (note 5) to investors in exchange for cash and previously issued notes. In addition to the $1,500 raised in the September 2003 Bridge Loan, in a series of transactions beginning in November 2002 through April 2003, the Company issued other bridge notes totaling $1,640. The principal amount outstanding under the 10% Convertible Notes, the September 2003 Bridge Loan and the series of other bridge loans totaled $8,936 ("Total Notes") immediately prior to the closing of the Series A financing. As part of the Series A financing, the Company issued 982 shares of Series A and related Series A-1 and A-2 Warrants in exchange for cancellation of $6,876 of the principal amount of the Total Notes ("Exchanged Notes"), leaving outstanding a $1,986 principal balance of 10% Convertible Notes. In addition, the Company cancelled 10% Convertible Notes in the principal amount of $1,500 held by Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., and Crestview Offshore Fund, Inc. in exchange for the issuance of notes with identical terms except that, automatically upon approval at the 2003 annual meeting of shareholders, the new notes will convert into shares of common stock at a conversion price of $0.70 per common share. The replacement notes were accompanied by warrants to purchase up to 1,071,429 shares of common stock, which warrants were identical to the A-1 Warrants except that their exercise price is $1.00 per common share.

Placement Agent Agreement and Warrants
--------------------------------------

         On August 26, 2003, the Company executed an engagement letter with Burnham Hill Partners ("BHP") to act as the Company's exclusive placement agent for the Series A financing. As compensation related to the Series A financing, the Company agreed to pay BHP a cash fee equal to 3.5% of the gross proceeds received by the Company in connection with the cash exercise of the 1,500,000 Registered Warrants (note 5). The Company also agreed to pay approximately 7.6% of the gross cash proceeds of new capital in connection with the Series A financing. The Company also agreed to pay BHP 4% of the gross proceeds received by the Company in connection with the future exercise of the A-1 Warrants and A-2 Warrants.

         The Company also agreed to issue warrants to BHP in an amount equal to 7% of the common shares underlying the aggregate number of Series A shares issued for new capital ("Placement Warrants") and warrants in an amount equal to 2.5% of the amount of Series A shares issued in exchange for the cancellation of notes ("Exchange Warrants"). The Placement Warrants are exercisable at the conversion price of the Series A, expire five years from the issuance date, are redeemable in accordance with the terms of the Series A, have standard piggyback registration rights, have a cashless exercise provision and have the right to have the underlying shares of common stock registered for re-sale in connection with the Series A financing. The Exchange Warrants have the same terms as the Placement Warrants, but the exercise price is agreed to be $.01 per share.

         As part of the engagement letter with BHP, the Company agreed to execute a separate letter indemnifying BHP and its related parties for services provided under the engagement letter. The term of the engagement letter with BHP is twelve months.

Cashless Exercise of Warrants
-----------------------------

         In November 2003, the bridge notes held by the Company's co-chairmen, Kris Shah and Marvin Winkler, totaling $40 were repaid simultaneously with the closing of the Series A financing in exchange for a waiver of all penalties and costs related to their bridge notes and their related warrants to purchase up to 40,000 common shares. On October 21, 2003, these warrants, which were to have an exercise price equal to the greater of $0.70 per common share or the conversion price of securities the Company considered issuing in a subsequent financing, but not to exceed $1.30 per common share were re-priced to an exercise priced of $0.50 per common share and immediately exercised by Mr. Shah and Mr. Winkler on a cashless basis resulting in the issuance to them of an aggregate of 9,474 shares of common stock.

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

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review the "Risk Factors" sections of this report and our latest annual report on Form 10-K and our other filings with the Securities and Exchange Commission.

         Any of the factors described above or in the "Risk Factors" sections of those filings could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We provide professional Internet data security services and develop and market software and microprocessor-based products used to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings use public key infrastructure, or PKI, which is the standard technology for securing Internet-based commerce and communications. In addition, Pulsar, one of our wholly-owned subsidiaries, was a computer and networking product reseller that focused on resales to government agencies, large corporate accounts and state and local governments. We acquired Pulsar in June 1999 in exchange for 2,169,938 shares of our common stock. Due to the intensive capital requirements and low margin returns, subsequent to December 31, 2002, we decided to exit the Pulsar line of business and as a result, we have completed a wind down of the Pulsar operations.

         Our lack of liquidity and shortage of working capital has limited our operations. Subsequent to September 30, 2003, we completed a private placement of Series A Preferred Stock that should provide adequate working capital through December 31, 2004 (see note 10 to the condensed consolidated financial statements included in this report). Prior to completing the Series A financing, creditors and vendors generally cooperated with us, which has given us time to reduce our operating expenses and realize increases in revenues in our core business. We have done both in the last three quarters of our operations. To reach profitability, we will need to continue improving our sales and continue controlling our operating expenses.

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

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies, among others, affect significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a detailed discussion of the application of these and other accounting policies, see the notes to our condensed consolidated financial statements included in this report and in our latest annual report on Form 10-K.

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

         We performed an assessment of the fair value of the goodwill of its information security products and services reporting unit as of December 31, 2002 using a multi-period discounted cash flow method, a variation of the income forecast approach. The process is used to determine the fair value of an asset by estimating its future cash flows and then discounting the cash flows to present day utilizing a discount rate that reflects the time value of money and the risk inherent in the asset. The present value of the cash flows was determined using a discount rate of 30%, which was found to be our weighted average cost of capital. The results of the analysis indicated that there was no impairment as of the valuation date of December 31, 2002.

         We believe that our daily market stock price does not provide a reliable indicator of the fair value of our equity. Due to the absence of any research coverage, the market is generally unaware of our new technology advancements. This lack of research coverage is evidenced by a limited trading activity and irregular price behavior of our thinly traded stock. Consequently, the daily closing price of our stock does not provide a meaningful benchmark for our fair value at any one point in time. While our stock price was considered as part of the review process, we deemed it more appropriate to assess the fair value of our goodwill by using a multi-period discounted cash flow method, discussed above.

         We are required to perform reviews for impairment at least annually that may result in future write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. Based upon no events or circumstances having occurred that would indicate a likely reduction in the fair value of the net carrying amount, including the weighted average share price for the third quarter, there does not appear to be an impairment of goodwill as of September, 30, 2003.

         As the markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible in the near-term that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both will be reduced. Reasonably possible is defined as more than remote but less than likely. As a result, the remaining goodwill of $25.9 million at September 30, 2003, may be reduced within the next year.

         The following table sets forth the percentage of total revenues represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

                                                 Percentage of Total Revenues
------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                    Nine Months Ended
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                            -----------------------------      -------------------------------
                                                               2002               2003              2002               2003
                                                            ---------          ---------          ---------        ---------
Revenues:
   Product                                                     82.1%              63.1%              69.1%            42.7%
   Service                                                     15.9               26.7               20.4             39.1
   License                                                      2.0               10.2               10.5             18.2
                                                            ---------          ---------          ---------        ---------
Total revenues                                                100.0              100.0              100.0            100.0
                                                            ---------          ---------          ---------        ---------
Cost of sales:
   Product                                                     27.6               23.9               26.9             14.1
   Service                                                      3.8               13.4                6.5             12.0
   License                                                      1.2                0.2                1.8              4.1
                                                            ---------          ---------          ---------        ---------
Total cost of sales                                            32.6               37.5               35.2             30.2
                                                            ---------          ---------          ---------        ---------
Gross Margin                                                   67.4               62.5               64.8             69.8
                                                            ---------          ---------          ---------        ---------
Operating expenses:
   Selling, general and administrative                         42.2               32.5               73.6             49.9
   Research and development                                    30.5               27.0               54.0             28.5
   Research and development - Wave Systems Corp.              (17.0)               -                 13.4              -
   Amortization of intangibles                                  0.6                -                  0.9              -
                                                            ---------          ---------          ---------        ---------
Total operating expenses                                       56.3               59.5              141.9             78.4
                                                            ---------          ---------          ---------        ---------
Operating income (loss)                                        11.1                3.0              (77.1)            (8.6)
                                                            ---------          ---------          ---------        ---------
Non-operating expenses:
   Loss (gain) on sale of trading securities                   (0.1)              (3.2)               1.5             (0.9)
   Interest expense, net                                        4.6                9.7                6.3              8.8
   Non-cash interest and financing expense                     12.0               43.5               10.4             25.3
   Equity loss from investee                                    -                  -                  -                3.7
   Impairment of equity investee                                -                  -                  -                1.3
   Other (income) expense, net                                  2.3               (2.6)               3.5             (0.9)
                                                            ---------          ---------          ---------        ---------
Total non-operating expenses                                   18.8               47.4               21.7             37.3
                                                            ---------          ---------          ---------        ---------
Loss before income taxes                                       (7.7)             (44.4)             (98.8)           (45.9)
                                                            ---------          ---------          ---------        ---------
Provision for income taxes                                      -                  -                  -                -
Loss from continuing operations                                (7.7)             (44.4)             (98.8)           (45.9)
Loss from discontinued operations                              (4.0)               -                 (6.6)             -
Loss on disposal of discontinued operations                       -                -                    -             (1.0)
                                                            ---------          ---------          ---------        ---------
Net loss                                                      (11.7)%            (44.4)%           (105.4)%          (46.9)%
                                                            =========          =========          =========        =========

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

         TOTAL REVENUES. Total revenues increased 3.2% from $3.7 million during the three months ended September 30, 2002 to $3.8 million during the three months ended September 30, 2003. The change was attributable to an increase in service revenues of $433,000 and an increase in license revenue of $344,000 offset by a decrease in product revenues of $626,000. We expect total revenues to continue to increase during the remainder of 2003 due to the delivery of products under previously existing contracts and new contracts.

         During the three months ended September 30, 2002, we derived 8.9%, 9.0% and 36.4% of our revenues from sales to each of General Dynamics ("GD"), agencies of the Department of Defense ("DoD"), and Micron PC, LLC, respectively. During the three months ended September 30, 2003, we derived 11.0%, 24.6% and 18.5% of our revenues from sales to GD, DoD and Micron PC, LLC. Sales to government agencies accounted for approximately 18.04% and 32.9% of our sales during the three months ended September 30, 2002 and 2003, respectively. We expect our revenues to continue to be heavily concentrated with a few key customers and concentrated in government projects throughout 2003.

         PRODUCT REVENUES. Product revenues decreased $626,000, or 20.7%, from $3.0 million during the three months ended September 30, 2002 to $2.4 million during the three months ended September 30, 2003. The decrease was primarily attributable to our inability to fulfill certain orders due to the lack of sufficient capital required to purchase products from vendors. We expect modest increases in product revenues during the remainder of 2003 based on a shift of customer purchases to newer product models.

         SERVICE REVENUES. Service revenues increased by $433,000, or 74.1%, from $584,000 during the three months ended September 30, 2002 to $1.0 million during the three months ended September 30, 2003. The increase was primarily attributable to a $792,000 increase in revenues associated with a new contract to add a Java operating system to our USA Card (TM), also referred to as JForte ("JForte") for the DoD, and was partially offset by a $288,000 decrease associated with the completion of a contract with GD. We expect service revenues to continue to increase during 2003 as a result of newly signed and existing service contracts.

         LICENSE REVENUES. License revenues increased by $311,000, or 414%, from $75,000 during the three months ended September 30, 2002 to $386,000 during the three months ended September 30, 2003. The increase was primarily attributable to a $336,000 increase of sales under our contract with GD. We expect license revenues to increase during 2003 based on incremental sales under the Common Access Card ("CAC") program coupled with increased sales of our Profile Manage
(TM) ("PM") software.

         PRODUCT GROSS MARGIN. Product gross margin decreased as a percentage of net product revenues from 66.4% during the three months ended September 30, 2002 to 62.2% during the three months ended September 30, 2003. The decrease was primarily attributable to a change in the mix of products sold during the quarter ended September 30, 2003 compared to the prior year. We expect product gross margins to remain at levels similar to third quarter gross margins for the remainder of 2003.

         SERVICE GROSS MARGIN. Service gross margin decreased as a percentage of net service revenues from 76.2% during the three months ended September 30, 2002 to 50.0% during the three months ended September 30, 2003. The margin percentage decrease was primarily attributable to lower margins obtained in our new service contracts. We expect service gross margin percentages to continue to decrease somewhat during the remainder of 2003 due to the addition of the JForte project. Certain compensation costs formerly considered research and development expense prior to 2003 are included as cost of sales in 2003 due to the JForte contract.

         LICENSE GROSS MARGIN. License gross margin increased as a percentage of net license revenues from 42.7% during the three months ended September 30, 2002 to 97.7% during the three months ended September 30, 2003. The margin percentage increase was primarily attributable to higher margins obtained under the CAC program. We expect the annual license gross margin percentages during the remainder of 2003 to remain at 2002 levels based on our projected sales mix for the remainder of 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses decreased by $232,000, or 14.9%, from $1.5 million during the three months ended September 30, 2002 to $1.2 million during the three months ended September 30, 2003. The decrease was primarily attributable to our settlement with Research Venture, LLC (see note 9 to the condensed consolidated financial statements included in this report), which resulted in us decreasing an estimated accrued liability by $209,000 during the three months ended September 30, 2003. As a percentage of total revenues, S,G&A expenses decreased from 42.2% during the three months ended September 30, 2002 to 34.7% during the three months ended September 30, 2003. The percentage decrease was the result of our success in increasing total revenues by $118,000 while decreasing S,G&A expenses by $232,000. The adjustment to our estimated accrued liability of $209,000 related to our settlement with Research Venture, LLC is expected to be non-recurring and, therefore, we anticipate S,G&A to increase for the remainder of 2003.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses decreased $97,000, or 8.6%, from $1.1 million during the three months ended September 30, 2002 to $1.0 million during the three months ended September 30, 2003. The decrease was primarily attributable to reductions in work force and compensation levels that occurred subsequent to September 30, 2002. As a percentage of total revenues, R&D expenses decreased from 30.5% during the three months ended September 30, 2002 to 27.0% during the three months ended September 30, 2003. As noted in the discussion of Service Gross Margin above, certain compensation costs formerly considered R&D expenses prior to 2003 are included as cost of sales in 2003. As such, we expect R&D expenses to decrease for the remainder of 2003.

         RESEARCH AND DEVELOPMENT EXPENSES - WAVE SYSTEMS CORP. Effective August 31, 2002, we terminated a development contract with Wave Systems Corp. By canceling the development contract, we no longer incur the monthly development charge of $278,000. The negative expense for the three months ended September 30, 2002 was attributable to a $1.2 million gain recorded as a result of the settlement and termination, which reduced the estimated amounts previously recorded under the terms of the original contract.

         AMORTIZATION OF INTANGIBLES. As described under the heading "Critical Accounting Policies," amortization of intangibles ceased with the adoption of Statement No. 142.

         GAIN ON SALE OF TRADING SECURITIES. During the three months ended September 30, 2003, we recognized a gain of $120,000 from selling 57,000 shares of our holdings in Wave Systems Corp. for $170,000. We expect no further gains since we did not hold any trading securities at September 30, 2003.

         INTEREST EXPENSE, NET. Interest expense, net increased from $170,000 during the three months ended September 30, 2002 to $370,000 during the three months ended September 30, 2003. The increase was primarily attributable to the increase in accrued interest from notes payable and interest expense related to settlement with certain vendors. We expect interest expense to increase until the level of debt is reduced, which will be dependent upon the registration statement for the Series A Preferred Stock being declared effective.

         NON-CASH INTEREST AND FINANCING EXPENSE. Non-cash interest and financing expense increased from $441,000 for the three months ended September 30, 2002 to $1.7 million during the three months ended September 30, 2003. The increase is related to the issuance of common stock in lieu of cash interest payments on convertible secured promissory notes issued on April 16, 2002, and amortization of other debt issue costs. We expect non-cash interest and financing expense to continue for the remainder of 2003, until the registration statement for the Series A Preferred Stock is declared effective.

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

         Of the aggregate $5.8 million convertible secured promissory notes issued on April 16, 2002, we allocated approximately $2.6 million to the value of the warrants and the remaining $3.2 million to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $391,000 for the three months ended September 30, 2003.

         In connection with issuances of the April 16, 2002 convertible secured promissory notes and warrants, we incurred approximately $741,000 of debt issuance costs comprised of legal and professional fees, in addition to $183,000 in value calculated for the 110,000 warrants issued to the placement agent in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $50,000 for the quarter ended September 30, 2003.

         In connection with the issuance of 1,762,895 common shares related to the exercise of certain warrants by Richard P. Kiphart, Crestview Capital Fund, L.P. and Crestview Capital Fund II, L.P.(see note 5 to the condensed consolidated financial statements included in this report), we recorded a charge for the re-pricing of the exercised warrants of $925,000 as non-cash interest expense during the three months ended September 30, 2003.

         In connection with the Forbearance Agreement (see note 5 to the condensed consolidated financial statements included in this report), we issued to Crestview Fund, L.P., Crestview Fund II, L.P. and Mr. Kiphart a total of 200,000 common shares in full satisfaction of all penalties and costs through November 30, 2003, related to securities issued after April 2002. During the three months ended September 30, 2003, we recorded a non-cash charge of $190,000 related to this issuance.

         OTHER (INCOME) EXPENSE, NET. Other (income) expense, net, improved from $83,000 of other expense, net, during the three months ended September 30, 2002 to $97,000 of other income during the three months ended September 30, 2003. During the three months ended September 2002, there were expenses associated with the unoccupied Spectrum building of $150,000, which were partially offset by $69,000 of gains on settlement of amounts owed to vendors. During the three months ended September 30, 2003, there were $95,000 of gains associated with settlements of debts owed to vendors.

         LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation decreased from $149,000 for the three months ended September 30, 2002 to zero dollars for the three months ended September 30, 2003. During the first quarter of 2003, management decided to discontinue the Pulsar operations and to focus solely on the core business of information security products and services. We expect minimal, if any, further losses from discontinued operations for the remainder of 2003.

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

         TOTAL REVENUES. Total revenues increased by $3.2 million, or 41.3%, from $7.7 million during the nine months ended September 30, 2002 to $10.9 million during the nine months ended September 30, 2003. The change was attributable to increases in service revenues and license revenues of $2.7 million and $1.2 million, respectively, offset by a decrease in product revenues of $678,000. We expect total revenues to continue to increase during the remainder of 2003 due to the delivery of products under existing and new contracts .

         During the nine months ended September 30, 2002, we derived 20.2%, 10.4% and 22.3% of our revenues from sales to GD, and DoD Micron PC, LLC, respectively. During the nine months ended September 30, 2003, we derived 18.2%, 30.4% and 8.2% of our revenues from sales to GD, DoD and Micron PC, LLC. Sales to government agencies accounted for approximately 20% and 40% of our sales during the nine months ended September 30, 2002 and 2003, respectively. We expect our revenues to continue to be heavily concentrated with a few key customers and concentrated in government projects throughout the remainder of 2003.

         PRODUCT REVENUES. Product revenues decreased by $678,000, or 12.7%, from $5.4 million during the nine months ended September 30, 2002 to $4.7 million during the nine months ended September 30, 2003. We expect modest increases in product revenues during the remainder of 2003 based on a shift of customer purchases to newer product models.

         SERVICE REVENUES. Service revenues increased by $2.7 million, or 170.9%, from $1.6 million during the nine months ended September 30, 2002 to $4.3 million during the nine months ended September 30, 2003. The increase was primarily attributable to a $2.5 million increase in revenues associated with a new contract for the development of JForte, a $552,000 increase in revenues associated with an additional new contract for the next generation PKI infrastructure, a $246,000 increase in revenues associated with an existing contract for the next generation PKI infrastructure support and a $261,000 increase in revenues associated with an existing contract for Fortezza support. We expect service revenues to continue to increase during 2003 as a result of newly signed and existing service contracts.

         LICENSE REVENUES. License revenues increased by $1.2 million, or 144.1%, from $817,000 during the nine months ended September 30, 2002 to $2.0 million during the nine months ended September 30, 2003. The increase was primarily attributable to a $700,000 increase in revenues associated with the purchased licenses related to the new contract for JForte and was partially offset by a $234,000 net decrease in sales generated from GD. We expect licensing revenues to continue to increase during the remainder of 2003 based on incremental sales under the CAC program coupled with increased sales of our PM software.

         PRODUCT GROSS MARGIN. Product gross margin increased as a percentage of net product revenues from 61.0% during the nine months ended September 30, 2002 to 67.0% during the nine months ended September 30, 2003. The increase was primarily attributable to reduced costs of products sold during the second quarter of 2003, and a change in the mix of products sold during the nine months ended September 30, 2003 as compared to the prior year. We expect product gross margins to remain at similar levels for the remainder of 2003.

         SERVICE GROSS MARGIN. Service gross margin increased as a percentage of net service revenues from 68.1% during the nine months ended September 30, 2002 to 69.2% during the nine months ended September 30, 2003. The margin percentage increase was primarily attributable to higher margins obtained in our new service contracts. However, we expect service gross margin percentages to decrease somewhat during the remainder of 2003 due to increased cost estimates for the JForte project. We also expect that certain compensation costs formerly considered R&D expenses prior to 2003 will continue to be included as cost of sales in 2003 due to the JForte contract.

         LICENSE GROSS MARGIN. License gross margin decreased as a percentage of net license revenues from 83.0% during the nine months ended September 30, 2002 to 77.4% during the nine months ended September 30, 2003. The margin percentage decrease was primarily attributable to increased costs associated with our new JForte program licensing costs. We expect the annual license gross margin percentages during 2003 to remain at 2002 levels based on our projected sales mix for the remainder of 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. S,G&A expenses decreased by $240,000, or 4.2%, from $5.7 million during the nine months ended September 30, 2002 to $5.4 million during the nine months ended September 30, 2003. The decrease was primarily attributable to a recovery of expense in the amount of $532,000 related to the final settlement with Research Venture, LLC (see note 9 to the condensed consolidated financial statements included in this report), reductions in workforce, a reduction in compensation levels, , and reductions in professional fees partially offset by a $1.1 million charge ($1.3 million charge recorded during the quarter ended June 30, 2003, less a $209,000 decrease in estimated accrued liability recorded during the quarter ended September 30,
2003) related to the settlement with Research Venture, LLC (see note 9 to the condensed consolidated financial statements included in this report). As a percentage of total revenues, S,G&A expenses decreased from 73.6% during the nine months ended September 30, 2002 to 49.9% during the nine months ended September 30, 2003. The percentage decrease was the result of our success in increasing total revenues by $3.2 million while decreasing S,G&A expenses by $240,000. The amounts related to the final settlement with Research Venture, LLC are expected to be non-recurring and, therefore, we anticipate S,G&A to increase for the remainder of 2003.

         RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased $1.1 million, or 25.4%, from $4.2 million during the nine months ended September 30, 2002 to $3.1 million during the nine months ended September 30, 2003. The decrease was primarily attributable to reductions in work force and compensation levels during the nine months ended September 30, 2003. As a percentage of total revenues, R&D expenses decreased from 54.0% during the nine months ended September 30, 2002 to 28.5% during the nine months ended September 30, 2003. As noted in the discussion of Service Gross Margin above, certain compensation costs formerly considered R&D expenses prior to 2003 are included as cost of sales in 2003. As such, we expect R&D expenses to continue to decrease for the remainder of 2003.

         RESEARCH AND DEVELOPMENT EXPENSES - WAVE SYSTEMS CORP. Effective August 31, 2002, we terminated a development contract with Wave Systems Corp. By canceling the development contract, we no longer incur the monthly development charge of $278,000. This caused a reduction of $1.0 million in expenses during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles ceased with the adoption of Statement No. 142. Accordingly, during the nine months ended September 30, 2002, we had amortization expense of $69,000 as compared to zero dollars during the nine months ended September 30, 2003.

         GAIN ON SALE OF TRADING SECURITIES. During the nine months ended September 30, 2003, we recognized a gain of $120,000 from selling 57,000 shares of our holdings in Wave Systems Corp. for $170,000. The gain of $120,000 was partially offset by losses on trading securities in the amount of $26,000. We expect no further gains or losses since we did not hold any trading securities at September 30, 2003.

         INTEREST EXPENSE, NET. Interest expense, net increased from $487,000 during the nine months ended September 30, 2002 to $960,000 during the nine months ended September 30, 2003. The increase was primarily attributable to the increase in accrued interest from notes payable and interest expense related to settlement with certain vendors. We expect interest expense to increase until the level of debt is reduced, which will be dependent upon the registration statement for the Series A Preferred Stock being declared effective.

         NON-CASH INTEREST AND FINANCING EXPENSE. Non-cash interest and financing expense increased by $1.8 million, or 218.6%, from $808,000 for the nine months ended September 30, 2002 to $2.8 million during the nine months ended September 30, 2003. The increase related to the issuance of common stock in lieu of cash interest payments on convertible secured promissory notes issued on April 16, 2002, and amortization of other debt issue costs. We expect non-cash interest and financing expense to continue for the remainder of 2003, until the registration statement for the Series A Preferred Stock is declared effective.

         The beneficial conversion feature methodology and related dollar amounts allocated to the warrants and beneficial conversion feature is discussed in the non-cash interest and financing expense in the three month period above. Accretion of the discounts totaled $1.2 million for the nine months ended September 30, 2003.

         In connection with issuances of the April 16, 2002 convertible secured promissory notes and warrants, we incurred approximately $741,000 of debt issuance costs comprised of legal and professional fees, in addition to $183,000 in value calculated for the 110,000 warrants issued to the placement agent in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $150,000 for the nine months ended September 30, 2003.

         In connection with the issuance of 1,762,895 common shares related to the exercise of certain warrants by Mr. Kiphart, Crestview Capital Fund, L.P. and Crestview Capital Fund II, L.P. (see note 5 to the condensed consolidated financial statements included in this report), we recorded a charge for the re-pricing of the exercised warrants of $925,000 as non-cash interest expense during the nine months ended September 30, 2003.

         In connection with the Forbearance Agreement (see note 5 to the condensed consolidated financial statements included in this report), we issued to Crestview Fund, L.P., Crestview Fund II, L.P. and Mr. Kiphart a total of 200,000 common shares in full satisfaction of all penalties and costs through November 30, 2003, related to securities issued after April 2002. During the nine months ended September 30, 2003, we recorded a non-cash charge of $190,000 related to this issuance.

         In connection with the Series A Financing, we expect there will be continued non-cash charges relative to a conversion price that was below market at the time of commitment and relative to warrants to purchase common stock issued with the Series A Preferred Stock. As part of the exchange by noteholders of previously issued notes for Series A Preferred Stock, we anticipate charging directly to stockholders' equity the unamortized balances related to warrants and beneficial conversion features. The unamortized balances related to warrants and beneficial conversion features related to previously issued notes that remain outstanding will continue to be amortized through non-cash charges over the life of those remaining notes.

         OTHER (INCOME) EXPENSE, NET. Other (income) expense, net, improved from $270,000 of other expense, net during the nine months ended September 30, 2002 to $102,000 of other income during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, there were expenses associated with the unoccupied Spectrum building of $216,000, a $153,000 note discount associated with the repayment of a note from our co-chairman, a $42,000 write-off of interest receivable with the same note and $140,000 of gains on settlement of debts owed to vendors. During the nine months ended September 30, 2003, there were gains associated with settlements of debts owed to vendors of $95,000.

         INCOME TAXES. Tax expense remained unchanged at $2,000 for the nine months ended September 30, 2002 and 2003. The tax expense for the nine months ended September 30, 2003, is related to minimum franchise taxes for the State of California.

         LOSS FROM DISCONTINUED OPERATION AND LOSS ON DISPOSAL OF DISCONTINUED OPERATION. Loss from discontinued operation decreased by $503,000, or 98.2%, from $512,000 for the nine months ended September 30, 2002 to $9,000 for the nine months ended September 30, 2003. Loss on disposal of discontinued operation increased from zero dollars for the nine months ended September 30, 2002 to $97,000 for the nine months ended September 30, 2003. During to the first quarter of 2003, management decided to discontinue the Pulsar operations and to focus solely on the core business of information security products and services. We expect minimal, if any, further losses from discontinued operations for the remainder of 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had a working capital deficit of $7.3 million. We incurred net losses of $1.7 million and $5.1 million for the three and nine months then ended, respectively. We expect to continue to incur additional losses in the current year. Given our September 30, 2003, cash balance of $600,000 and our projected operating cash requirements for the next year, subsequent to September 30, 2003, we completed a private placement of Series A Preferred Stock to satisfy cash flow requirements through December 31, 2004. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses, and liquidity available under our accounts receivable financing.

         In October 2002, we executed a new factoring agreement with Bay View Funding ("BVF"). During the quarter ended September 30, 2003, we incurred defaults for other than payment of principal or interest under both our accounts receivable financing with BVF and our long-term convertible notes. We previously requested waivers from the holders of the notes, but the noteholders did not grant such waivers. Though noteholders executed a Forbearance Agreement dated September 1, 2003 (see note 5 to the condensed consolidated financial statements included in this report), we re-classified what would have otherwise been long-term debt as short-term debt in the consolidated balance sheets as of September 30, 2003 and December 31, 2002. The BVF agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore requested, but have not received, a waiver of such default.

         Cash used in operations for the nine months ended September 30, 2003 was $2.4 million compared to $7.0 million during the same period last year. The decrease in cash used in operations was primarily attributable to a reduction in operating loss for the nine month period and smaller reductions of $1.1 million, $332,000 and $667,000 in accounts payable, deferred revenue and accounts receivable, respectively. Also, the decrease was partially offset by an increase of $706,000 in accrued liabilities. At September 30, 2003, the balance in accounts receivable was $2.3 million and the balance in accounts payable was $3.4 million, of which approximately $2.0 million had aged 90 days or more. As of September 30, 2003, $675,000 in accounts receivable was factored under our arrangement with BVF. As a result, sufficient amounts of accounts receivable will not be available to provide us with cash to meet our future cash needs and we will need to continue using cash to reduce accounts payable. We expect to continue to use cash in operations due to existing current liabilities that will need to be paid in 2003.

         Cash provided by investing activities for the nine months ended September 30, 2003 was $67,000 compared to $1.1 million for the same period in 2002. The change in cash provided by investing activities during the nine months ended September 30, 2003 was primarily attributable to our having sold less trading securities during the nine months ended September 30, 2003. Cash provided by investing activities during the nine months ended September 30, 2002 was primarily attributable to proceeds from the sale of trading securities of $1.1 million as compared to $170,000 during the same period this year. We did not hold any trading securities as of September 30, 2003. We do not expect any significant increases or decreases from cash provided by or used in investing activities in the remainder of 2003.

         Cash provided by financing activities for the nine months ended September 30, 2003 was $2.4 million compared to $3.0 million during the nine months ended September 30, 2002. The cash provided by financing activities during the nine months ended September 30, 2003 was primarily attributable to additional borrowings of $3.1 million required for working capital issued under notes payable partially offset by principal payments on note payables to related party of $1.7 million. As part of the $3.1 million of additional borrowings, $1,250,000 funds were related to September 2003 Bridge Loan (see note 5 to the condensed consolidated financial statements included in this report). Also, during September 2003, we received cash proceeds of $750,000 in connection with the exercise of certain warrants (see note 5 to the condensed consolidated financial statements included in this report) and issued 1,500,000 shares of our common stock. We expect to have increases in cash provided by financing activities in 2003 due the closing of the Series A Preferred Stock issued through a private placement (see note 10 to the condensed consolidated financial statements included in this report).

         During the three months ended September 30, 2003, we sold the remainder of our investment securities for an approximate amount of $170,000. As of September 30, 2003, accounts receivable totaled $2.3 million as compared to $1.6 million as of December 31, 2002. This increase was mainly attributable to increased revenues for the quarter primarily associated with the funded JForte development project. Accounts payable of $3.4 million as of September 30, 2003 decreased from $4.4 million as of December 31, 2002. The decrease is attributable primarily to payments on balances due to vendors. Accrued liabilities increased from $1.3 million at December 31, 2002, to $2.0 million as of September 30, 2003. This increase in accrued liabilities was mainly attributable to increases in accruals for deferred compensation and interest expense. We expect accounts receivable to remain level until we experience a change in revenues. We anticipate the trend of lower accounts payable and higher accrued liabilities to continue until revenues increase and the increased operations require an expanded workforce.

         We have experienced net losses and negative cash flows from operations for the last several years, and as of September 30, 2003, we had an accumulated deficit of $113 million. We have financed our past operations principally through the issuance of common stock in a public offering in June 1999, the issuance of convertible debt and the issuance of preferred stock in private financing arrangements. The net proceeds from our public offering were approximately $35.3 million. The proceeds from the issuance of convertible debt for the year ended December 31, 2002 were $4.8 million. We raised $3.1 million through the issuance of secured convertible promissory notes during the nine months ended September 30, 2003. We raised approximately $8.8 million in net cash proceeds through the issuance of Series A Preferred Stock in November 2003. We have also issued notes and common stock to settle or restructure previously executed agreements.

         Over the past three years, we have spent substantial sums on R&D activities. During that time period, we incurred substantial losses from continuing operations. While we believe the R&D expenditures created significant future revenue producing opportunities, some of the related products are just entering production. We are currently involved in sales pursuits relative to these products that, if successful, will generate significant revenues. However, unless we receive orders for these new products, we will not be able to support the planned level of R&D activity. While we have reduced our staffing levels, if sales fail to materialize, we will need to further reduce expenses through additional reductions in staff.

         The combination of reduced accounts receivable financing availability and the unwillingness of primary vendors of our now discontinued network deployment business to sell additional product to us on open account because of significant past due amounts caused a substantial reduction in the sales and related cost of sales during the year ended December 31, 2002, which in turn reduced cash flow. The reduced cash flow impaired our ability to meet vendor commitments as they became due. Due to the intensive capital requirements and low margin returns, during the quarter ended March 31, 2003 we decided to exit the Pulsar line of business and, as a result, we subsequently wound down the Pulsar operations.

         In November 2000, we executed an alliance agreement with EDS for the marketing of our products to EDS customers. This alliance called for a joint working relationship between the two companies, was non-exclusive and had a term of ten years. On August 27, 2001, EDS and we executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers. Under this agreement, as of December 31, 2002, $1.0 million remained outstanding and unpaid to EDS for purchases of hardware and software. EDS and we executed a Master Services Agreement dated as of November 14, 2001 ("MSA") whereby beginning December 1, 2001 and ending December 31, 2006, EDS and we established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a trust assurance network ("TAN"). The MSA task order required that we pay a monthly fee of $44,000 for account, test and lab management services beginning January 1, 2002. On June 30, 2003, EDS and we executed a Termination and General Release Agreement ("TGRA") whereby the MSA has been terminated effective December 31, 2002. Pursuant to the TGRA, we agreed to pay EDS a total of $230,579 prior to December 1, 2003 related to past due charges and, accordingly, EDS and we released each other from further obligation, thereby terminating the MSA.

         During 2001, we arranged for the lease of two buildings approximating 63,000 square feet that were under construction and were subsequently completed in the Spectrum area of Irvine, California from an entity that was partially owned by our co-chairman, Mr. Shah. On one building totaling approximately 23,000 square feet, we sublet one-half of the building on terms and conditions matching the underlying lease. The sublease was with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it did not make any monthly rent payments. In October 2002, we restructured our lease obligations with our landlord, Research Venture, LLC, for the two buildings. This restructuring and settlement revised the estimate of anticipated costs relative to the disposition of one of the building leases that was recorded in 2001 in the amount of $2.2 million, which was net of anticipated offsetting sublease income. As a result of the restructuring and settlement, we increased stockholders' equity by $1.7 million through the issuance of common stock valued for financial reporting purposes at $956,000 and recorded a gain of $700,000 for the year ended December 31, 2002. The settlement required us to issue 959,323 shares of common stock, pay $500,000 in cash over a one-year period, cancel the lease on one building approximating 23,000 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40,000 square feet for an initial monthly rental rate of $55,000 plus common area costs beginning in December 2002. The first payment of $75,000 toward the $500,000 was made as scheduled in December 2002, with additional payments scheduled of $100,000 due in March 2003, $150,000 due in June 2003 and a final payment of $175,000 due in September 2003. We did not timely make the full $150,000 payment that was due in March 2003. Although we subsequently paid the balance of the March payment due, we did not pay the full $150,000 due in June 2003. Although we subsequently tendered the full amount due, the late payment meant we were in default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against us per prior stipulation in the amount of $2.7 million. As such, we recorded a $1.3 million accrued liability as of June 30, 2003, which consisted of the original judgment amount of $3.1 million less $456,000 of cash previously paid and $1.4 million of shares previously issued. On August 29, 2003, we entered into an agreement of settlement on stipulated judgment with Research Venture and paid cash of $865,000 and issued 414,450 common shares. As a result of this settlement, we adjusted the estimated accrued liability by $209,000 and the $500,000 obligation was satisfied as of September 30, 2003 (see note 9 to the condensed consolidated financial statements included in this report). Should a registration statement covering the resale of the additional 414,450 common shares not be declared effective by November 30, 2003, Research Venture may seek entry of a judgment obligating us to re-purchase the 414,450 shares for $373,000, which amount is included in accrued liabilities at September 30, 2003. As part of this settlement the building lease was terminated, as such future rental payments are no longer expected. In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest.

         In October 2002, we terminated our accounts receivable financing arrangement with Wells Fargo Business Credit, Inc. and entered into a factoring agreement with BVF. The new factoring agreement contains a maximum advance of $750,000, was for an initial term of three months, and we have the option to renew for successive three-month periods. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every 30-day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the 30-day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day period beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains representations, warranties, and covenants and requires a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750,000 or approximately $2,000 per month. The agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We have notified BVF of our failure to make certain payments on a timely basis and have therefore requested but have not received a waiver.

         Our significant fixed commitments with respect to term debt, leases and inventory purchases as of September 30, 2003 were as follows:

                                                   PAYMENTS FOR THE YEARS ENDING DECEMBER 31,
                                      -----------------------------------------------------------------------
                                            TOTAL         2003       2004 & 2005   2006 & 2007   2008 & AFTER
                                            -----         ----       -----------   -----------   ------------
CONTRACTUAL OBLIGATIONS
Convertible Notes Long Term Debt .....   $ 8,782,000   $ 2,463,000   $ 6,319,000   $        --   $        --
Operating Leases .....................     1,716,000       267,000       928,000       521,000            --
Unconditional Purchase Obligations ...       921,000       921,000            --            --            --
-------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations ...   $11,419,000   $ 3,651,000   $ 7,247,000   $   521,000   $        --

         Subsequent to September 30, 2003, we completed a private placement of Series A Preferred Stock that should provide adequate working capital through December 31, 2004. The amount of capital that we will need in the future will depend on many factors including, but not limited to:

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

         o periodic analysis of our goodwill valuation that may require us to take additional write-downs in future periods; and

         o defaults on financing that will impact the availability of borrowings, or result in notes being declared immediately due and payable.

         Prior to completing the private placement of Series A Preferred Stock subsequent to September 30, 2003, our deficit working capital financial condition was the result of several factors including the following:

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

         o entering into the lease for additional facilities was a poor decision that burdened us with additional fixed expenses that were a drain on operating results; and

         o investment in our subsidiary, SSP Gaming, formed to conduct business and activities relative to the gaming industry, was a financial drain.

         While we have a history of selling products in government markets, our new products that are just entering production after years of development have no sales history. Additionally, we are entering commercial markets with our products and are still developing acceptance of our offerings. We believe the private placement of Series A Preferred Stock completed after September 30, 2003, will provide adequate resources to complete our first product offering for the commercial market, but there can be no certainty the commercial markets will be receptive to our offerings.

         We may elect to raise capital in the future, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued marketing of current product offerings together with development of new technology, products and services. There can be no assurance that we can raise additional financing in the future.

         Based upon the private placement of Series A Preferred Stock completed after September 30, 2003, together with forecasted sales and expense levels, we currently anticipate that existing cash, cash equivalents, investments, term-out arrangements with vendors and the current availability under our BVF factoring agreement will be sufficient to satisfy our contemplated cash requirements through December 31, 2004. However, our forecast is based upon certain assumptions, which may differ from actual future outcomes. We have incurred defaults under our financing agreements in the past, but believe we have adequate capital resources to satisfy our funding needs. In prior periods, we have notified BVF of our failure to make certain payments on a timely basis and requested a waiver of such default. Should we incur defaults in the future, we may not be able to draw funds in the future, which would affect our ability to fund our operations. Additionally, without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses.

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

         We may not become profitable or significantly increase our revenue. We incurred net losses of $8.6 million, for the year ended December 31, 2002 and $5.1 million for the nine months ended September 30, 2003. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis.

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

         We depend on a limited number of customers for a substantial portion of our revenue. During the year ended December 31, 2002, and the three and nine months ended September 30, 2003, we derived 28%, 25% and 30%, respectively, of our consolidated net revenue for that period from an individual customer. Many of our contracts with our significant customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from those customers.

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

         Sales to United States government agencies accounted for 18%, 33% and 40% of our consolidated revenues for the year ended December 31, 2002, and the three and nine months ended September 30, 2003, respectively. Our sales to these agencies are subject to risks that include:

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

     OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT TEAM.

         Our founder, co-chairman, president, and chief operating officer, Kris Shah, has been with us since 1970, and our co-chairman and chief executive officer, Marvin Winkler, co-founded one of our wholly-owned subsidiaries. Their experience, expertise, industry knowledge and historical company knowledge would be extremely difficult to replace if we were to lose the services of either of them. The precise impact of the loss of services of either of them is difficult to predict, but would likely result in, at a minimum, significant costs to recruit, hire and retain a successor and impaired operating results while the successor was being recruited and transitioning into the position. We do not currently maintain life insurance on the lives of either of these officers.

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

         In June 2002, Research Venture, LLC filed two lawsuits against us alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. In October 2002, we negotiated a restructuring of our obligations under the leases. We subsequently defaulted on those obligations, and Research Venture obtained a judgment against us per prior stipulation in the amount of $2.7 million. In August 2003, we entered into a settlement agreement with Research Venture that imposes, among other things, registration obligations on us regarding shares of common stock that we issued to Research Venture. If we are unable to comply with those obligations, Research Venture will be entitled to entry of a stipulated judgment against us in an amount up to $373,000.

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

         In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." We adopted this statement effective January 1, 2002. Under this statement, goodwill is no longer amortized and is subject to periodic testing for impairment beginning January 1, 2002. The provisions of this statement require us to perform a two-step test to assess goodwill for impairment. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and we need not proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then we must determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we will record an impairment loss in the amount of the excess.

         We accounted for our August 2001 acquisition of BIZ as a purchase. Under the purchase method of accounting, the purchase price was allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from BIZ. The excess of the purchase price over BIZ's tangible net assets resulted in goodwill and other intangible assets. As of September 30, 2003, we had goodwill in the amount of $25.9 million.

         We are required to perform tests for impairment at least annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. We cannot predict whether or when there will be additional impairment charges, or the amount of any such charges. If the charges are significant, they could cause the market price of our common stock to decline.

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

     THE NON-CASH INTEREST EXPENSE REQUIRED IN CONNECTION WITH THE DETACHABLE WARRANTS AND BENEFICIAL CONVERSION FEATURES OF OUR APRIL 2002 FINANCING AND THE SERIES A PREFERRED STOCK AND WARRANTS ISSUED IN NOVEMBER 2003 MAY ADVERSELY AFFECT OUR STOCK PRICE.

         The secured convertible promissory notes we issued in April 2002 and the Series A Preferred Stock and replacement notes we issued in November 2003 are or will become convertible into shares of our common stock at a conversion price below the market price of our common stock at the commitment date for each of those securities. In addition, the securities were accompanied by common stock purchase warrants with an exercise price below the market price of our common stock at the commitment date. Accordingly, under accounting guidelines, we were required to record a substantial non-cash charge as interest expense for the April 2002 notes and may record similar non-cash items for the Series A Preferred Stock and the Warrants, with an offsetting increase to our paid-in-capital. While recording these entries had no effect on our stockholders' equity, the entry substantially increased our reported loss for the year ended December 31, 2002, and will substantially increase our reported loss for the year ended December 31, 2003, and may cause a decline in our stock price.

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the 52-week period ended November 10, 2003, the high and low closing sale prices of our common stock were $1.84 and $0.50, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

     A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ARE OR WILL BECOME ELIGIBLE FOR PUBLIC SALE, AND SALES OF LARGE NUMBERS OF OUR SHARES COULD ADVERSELY AFFECT THEIR MARKET PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL, IF NEEDED, THROUGH SALES OF EQUITY SECURITIES.

         As of November 19, 2003, we had issued and outstanding 28,450,177 shares of common stock, a majority of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. In addition, we were obligated to register for resale approximately 42,500,000 shares of common stock that were issued and outstanding or that were issuable or may become issuable under derivative securities that were outstanding as of that date. Our common stock historically has been thinly traded. While our recent trading activity has increased, our average daily trading volume between November 11, 2002 and November 10, 2003 was 42,256 shares. If our stockholders seek to sell numbers of shares significantly in excess of our typical volume, the market price of our shares may decline. Any adverse effect on the market price for our common stock could make it more difficult for us to sell equity securities at a time and at a price that we deem appropriate.

     THE MARKET PRICE OF OUR COMMON STOCK COULD SUBSTANTIALLY DECLINE IF ALL OR A SIGNIFICANT PORTION OF OUR OUTSTANDING DERIVATIVE SECURITIES WERE CONVERTED INTO OR EXERCISED FOR SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OR EXERCISE AND THEN RESOLD INTO THE MARKET.

         As of November 19, 2003, we had outstanding 28,450,177 shares of common stock and also had outstanding options, warrants, and promissory notes that were then exercisable for or convertible into approximately 5,902,000 shares of our common stock, and additional options, warrants, promissory notes and shares of preferred stock that could become exercisable or convertible into up to approximately 39,650,000 shares of our common stock. If the conversion or exercise prices at which our outstanding derivative securities are converted or exercised are lower than the market price, immediate dilution will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion or exercise of our outstanding derivative securities, or even the perception that such sales could occur, could adversely affect the market price of our common stock. Therefore, a substantial decline in the value of our shares could result from both the actual and potential conversion or exercise of our outstanding derivative securities and the actual and potential resale of the underlying shares into the market.

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

     IF WE ARE UNSUCCESSFUL IN COMPLYING WITH OUR SECURITIES REGISTRATION OBLIGATIONS, WE MAY BE IN DEFAULT UNDER VARIOUS AGREEMENTS AND COULD FACE SIGNIFICANT PENALTIES AND A SUBSTANTIAL STIPULATED JUDGMENT.

         The agreements we entered into in connection with our issuance of secured convertible promissory notes and related warrants, our preferred stock and related warrants and in connection with settlement of litigation require us to, among other things, register for resale the shares of common stock issued or issuable under those arrangements and to maintain the effectiveness of the registration statements for an extended period of time. If we are unable to timely obtain and maintain effectiveness of the required registration statements or obtain appropriate waivers or if we default under the arrangements for any other reason, then the holders of the notes could, among other things, require us to pay substantial penalties, require us to repay the notes at a premium and/or foreclose upon their security interest in our assets, and the parties to the settlement arrangements could take action against us that could include the filing of a substantial stipulated judgment. Any of these events would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by negatively impacting our cash flows.

     NASDAQ MAY DEEM THE ISSUANCE OF OUR SERIES A PREFERRED STOCK TO CONSTITUTE A CHANGE IN CONTROL, WHICH WILL REQUIRE US TO APPLY FOR A NEW LISTING OF OUR COMMON STOCK, LIKELY ON THE NASDAQ SMALLCAP MARKET.

         Nasdaq has the right to review the terms of the Series A Preferred Stock issued in November 2003 and may determine that such terms constitute a change in control, which would require us to re-apply for a listing of our common stock on the Nasdaq. At a minimum, this will cause us to incur additional expenses, and may cause our shares to be de-listed from trading until a new application for listing is approved by Nasdaq. Based upon the current level of our stock price, we would not meet The Nadsdaq National Market listing requirements and would have to apply for listing on The Nasdaq SmallCap Market. If we are required but unable to obtain a new listing, we would be in default under our Series A Preferred Stock financing documents and could be subject to substantial contractual penalties. In addition, the ability of our common stockholders to achieve liquidity from out common stock could be severely limited.

     A SMALL NUMBER OF STOCKHOLDERS, WHO INCLUDE CERTAIN OF OUR OFFICERS AND DIRECTORS, HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES AND TO TAKE ACTION BY WRITTEN CONSENT WITHOUT A MEETING OF STOCKHOLDERS.

         As of November 7, 2003, our co-chairmen, Kris Shah and Marvin Winkler and certain of their family members and affiliates owned, in the aggregate, approximately 43.7% of our outstanding common stock. Those stockholders, if acting together with several other stockholders, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote. Further, those stockholders have the ability to take action by written consent on those matters without a meeting of stockholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. Also, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders, and may adversely affect the market price of our common stock. Certain of these actions are subject to the restrictions contained in our newly issued Series A Preferred Stock

     THE RECENTLY COMPLETED SERIES A PREFERRED STOCK FINANCING AND WARRANT ISSUANCE WERE HIGHLY DILUTIVE, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

         On November 19, 2003, we issued shares of Series A Preferred Stock, convertible promissory notes, investor warrants and placement warrants that will become exercisable for or convertible after our 2003 annual stockholders' meeting into up to approximately 37,610,000 shares of common stock. The initial exercise and conversion prices of these securities ranged from $0.01 per share to $1.50 per share, which means that most or all of these derivative securities had exercise or conversion prices that were below the then current market price of our common stock. Therefore, the issuance of shares upon exercise or conversion of these derivative securities will be highly dilutive to the voting power and value of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         (b) During the quarter ended September 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Research Venture, LLC filed a complaint against us on June 4, 2002 and filed first amended complaints against us on August 6 and August 7, 2002 in the Superior Court for the State of California, County of Orange, Central Justice Center (Case Nos. 02CC10109 and 02CC10111) alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. We surrendered possession of both properties and negotiated a restructuring of our obligations under the leases. The restructuring involved, among other terms, our entry on October 23, 2002 into a stipulation for entry of judgment that will permit Research Venture, LLC to file a judgment against us in the maximum aggregate amount of $3.1 million, less consideration we pay prior to any entry of the judgment, if we do not comply with the terms of the restructuring arrangement for the next two years. We have issued 959,323 shares of common stock with an agreed upon value of $1.2 million as payment toward the maximum aggregate amount. The first payment of $75,000 was made as scheduled in December 2002, with additional payments scheduled of $100,000 due in March 2003, $150,000 due in June 2003 and a final payment of $175,000 due in September 2003. We did not timely make the full $150,000 payment that was due in March 2003. We subsequently paid the balance of the March payment due but did not pay the full $150,000 due in June 2003. Research Venture claimed a default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against us per prior stipulation in the amount of $2.7 million. As such, we have recorded a $1.3 million accrued liability as of June 30, 2003, which consists of the original judgment amount of $3.1 million less $456,000 of cash previously paid and $1.4 million of shares previously issued.

         On August 29, 2003, we entered into an agreement of settlement on stipulated judgment with Research Venture. Under that settlement agreement, Research Venture retained the 959,323 shares of common stock initially issued in connection with the restructuring arrangement and 96,919 shares of common stock issued upon conversion of the note, and we agreed to register those shares for resale by Research Venture on or prior to September 15, 2003. We completed the appropriate registration of those shares on September 15, 2003. In addition, Research Venture canceled and surrendered the note, we paid to Research Venture cash in the amount of $865,000 and issued to Research Venture 414,450 shares of common stock that are to be registered for resale by Research Venture under a separate registration statement on or prior to November 30, 2003, and the building lease agreement was terminated. The settlement agreement contained mutual general release language, and Research Venture authorized us to obtain entry of a stipulation to vacate the August 11, 2003 stipulated judgment.

         On or about July 25, 2003, Control Break International, Inc. ("CBI") filed a suit in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida (case no. 03-3048 CA) alleging non-payment of amounts due under two notes issued in April 2002 totaling $456,000 in principal and $40,000 in accrued, but unpaid interest. On September 17, 2003, we entered into a settlement agreement and paid $400,000 in complete and final settlement of all amounts due under the note two notes.

          In July 2003 we issued 400,000 shares our common stock to a third party escrow relative to the Integral matter (see Part II, Item 2 below).

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 2002, Integral Systems, Inc. filed an action against us in the Circuit Court for Montgomery County, Maryland, Case No. 232706, alleging that we breached a promissory note for the payment of $389,610. Integral Systems then obtained a confessed judgment against us for approximately $327,250, and we accrued amounts related the judgment in our financial statements for the year ended December 31, 2002. In March 2003, we executed settlement papers that would permit Integral Systems to file a stipulated judgment against us in the amount of the unpaid balance if we default on a payment schedule that requires us to make payments of $20,000 per month until the balance is paid in full. As an agreed upon amount was not paid in full by June 30, 2003, we were required to place 400,000 common shares into a third party escrow in July 2003. In March 2003, we also issued a warrant to purchase up to 150,000 shares of our common stock at an exercise price of $1.30 per share as part of the settlement. The warrant has a three-year term and contains a cashless exercise provision. The shares of common stock underlying the warrants bear registration rights.

         In July 2003, we issued an aggregate of 166,096 shares of our common stock to four entities and two individuals upon conversion of $144,500 of interest due to them on 10% secured convertible promissory notes due December 31, 2005.

         In each of July and August of 2003, we issued 11,538 shares of our common stock with an agreed upon value of $30,000 to Research Venture, LLC as payment of a portion the monthly rent due under a facility lease.

         On August 27, 2003, we issued three notes totaling $1.25 million, two notes to Richard P. Kiphart and one to Crestview Capital Fund II, L.P. Two of the notes totaling $750,000 were to be cancelled as part of the exercise of warrants to purchase 1,500,000 common shares issued in the April 2002 financing upon the re-pricing of those warrants to an exercise price of $0.50 per share. Under the terms of the Forbearance Agreement dated September 1, 2003, the two notes totaling $750,000 were cancelled in accordance with the subscription agreements that were tendered for the purchase of 1,500,000 common shares immediately upon the re-pricing of the exercise price of the warrants to $0.50 per common share. The other note was to convert into the Series A financing, but was first exchanged for a new note issued under the Bridge Loan Agreement dated September 1, 2003, as outlined below. The cash proceeds received were used to pay the final settlement with Research Venture, LLC described in Part II, Item 1, above.

         On August 29, 2003, we issued to Research Venture, LLC 414,450 shares of common stock pursuant to a settlement agreement described in Part II, Item 1, above.

         Under a Bridge Loan Agreement dated September 1, 2003, the two August 27, 2003 bridge note holders and SDS Merchant Fund, L.P., agreed to fund a $1.5 million 10% bridge loan, which automatically converted at 110% of face value plus accrued interest into the securities issued in the Series A financing on November 14, 2003. As of September 30, 2003, $1.25 million of the $1.5 million bridge loan was funded, with a $500,000 note issued August 27, 2003 surrendered in exchange for a $500,000 note issued under the September 2003 bridge loan, with the remaining $250,000 funding on October 6, 2003. The bridge loan investors were issued five-year warrants exercisable into 500,000 shares of our common stock at the exercise price of the A-1 Warrants issue with the Series A Preferred Stock (see note 5 and note 10 to the condensed consolidated financial statements included in this report). As of September 30, 2003, based upon funding received we had issued bridge loan warrants for the purchase of 416,667 of the 500,000 common shares. Cash proceeds received from the September 2003 bridge loan were used to pay other obligations existing at the time of funding and for general working capital purposes.

         Under a Forbearance Agreement dated September 1, 2003 ("Forbearance Agreement"), with the exception of BVF, and the holder of a note whereby we repurchased the noteholder's interest in SSP Gaming, LLC, the holders of then outstanding notes agreed to refrain from taking any action under their notes, agreed to accept 200,000 common shares as payment of all penalties and costs that otherwise might be due under their notes and related warrants ("Penalty Shares"), agreed that -- with the exception of $1,986,444 in principal of the April 2002 notes -- their notes would be exchanged in the Series A financing at face value, and to the exercise warrants to purchase 1,500,000 common shares issued in the April 2002 note financing in exchange for the cancellation of two notes totaling $750,000 issued August 27, 2003 and the cashless exercise of their remaining warrants based upon the average of the closing prices of our common stock during the 20-day trading period prior to August 20, 2003, subject to the re-pricing of the warrant exercise prices to $0.50 per common share. Under a separate letter agreement, our co-chairmen also agreed to refrain from taking any action under their notes in exchange for being repaid the $40,000 principal balances of their notes.

         During September 2003, in accordance with the terms of the Forbearance Agreement, we cancelled warrants for the purchase of 2,055,000 having exercise prices per common share varying from $0.60 to $1.30 and issued 2,055,000 of new warrants with a reduced the exercise price of $0.50 per common share. Immediately upon the re-pricing these warrants in September 2003, two notes totaling $750,000 issued August 27, 2003, were cancelled in conjunction with our issuance of 1,500,000 common shares related to the exercise of warrants issued as part of the April 2002 financing, and we issued 262,895 common shares in exchange for a cashless exercise of warrants to purchase 555,000 common shares (see note 5 and note 10 to the condensed consolidated financial statements included in this report).

         During September 2003, in accordance with the terms of the Forbearance Agreement, we agreed to re-price warrants to purchase up to 1,977,666 shares of common stock, which were issued as part of the April 2002 financing, to the exercise price of A-1 warrants that were issued in the Series A financing.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and the securities were issued with restricted legends.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Our agreement with BVF states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. During the quarter ended September 30, 2003, we incurred defaults not related to payment of principal or interest under both our accounts receivable financing with BVF and our obligations for long-term and short-term debt due December 31, 2005. We previously requested, but did not receive, waivers from BVF and the holders of those obligations. This means the noteholders had the right to declare us in default and call all of their debt due and immediately payable. In accordance with the Forbearance Agreement dated September 1, 2003, noteholders agreed to refrain from taking any action on the notes until the earlier of the closing of the Series A financing, in which case all except $1,986,444 in principal amount of the notes were to be exchanged for other instruments, or November 30, 2003. However, with the potential of the notes being called for payment, we re-classified what would have otherwise been long-term debt as short-term debt in our consolidated balance sheets as of December 31, 2002 and September 30, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS.

Exhibit
Number          Description
------          -----------

10.1 Promissory Note dated August 27, 2003, in the amount of $500,000 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, to be exchanged for exercise of re-priced warrants

10.2 Promissory Note dated August 27, 2003, in the amount of $500,000 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, to be exchanged for September 1 Bridge Note

10.3 Promissory Note dated August 27, 2003, in the amount of $250,000 made by SSP Solutions, Inc. in favor of Crestview Capital Fund II, L.P., to be exchanged for exercise of re-priced warrants

10.4 Agreement of Settlement on Stipulated Judgment dated August 29, 2003 between SSP Solutions, Inc. and Research Venture, LLC (1)

10.5 Lease Surrender and Termination Agreement dated August 29, 2003 between SSP Solutions, Inc. and Research Venture, LLC (1)

10.6 Amended Stipulation for Entry of Judgment dated August 29, 2003 between SSP Solutions, Inc. and Research Venture, LLC (1)

10.7 Settlement Agreement and Mutual Release of Claims dated September 17, 2003 by and between SSP Solutions, Inc., Marvin Winkler, Kris Shah, Richard M. Depew, and Thomas E. Schiff, and Control Break International, Inc.

10.8 Bridge Loan Agreement dated September 1, 2003, by and among Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., SDS Merchant Fund, LP, and SSP Solutions, Inc. in the amount of $1,500,000

10.9 Form of 10% Convertible Bridge Notes dated September 1, 2003, September 17, 2003 and October 6, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, SDS Merchant Fund, LP, Crestview Capital Fund, L.P., and Crestview Capital Fund II, L.P., respectively, in the principal amounts of $500,000, $750,000, $100,000 and $150,000, respectively

10.10 Form of Warrants issued with 10% Convertible Bridge Notes dated September 1, 2003, September 17, 2003 and October 6, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, SDS Merchant Fund, LP, Crestview Capital Fund, L.P., and Crestview Capital Fund II, L.P., respectively, as to 166,667, 250,000, 33,333 and 50,000 shares of common stock, respectively.

10.11 Forbearance Agreement dated September 1, 2003, made by and among SSP Solutions, Inc. and Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras and Nefilim Associates, LLC

10.12 Form of First Amendment to Warrants to Purchase Common Stock (subject to a registration statement) made and entered into as of September 1, 2003, by and between SSP Solutions, Inc., and Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras and Nefilim Associates, LLC, respectively

10.13 Form of First Amendment to Warrants to Purchase Common Stock (not subject to a registration statement) made and entered into as of September 1, 2003, by and between SSP Solutions, Inc., and Richard P. Kiphart, Crestview Capital Fund, L.P., and Crestview Capital Fund II, L.P., respectively

10.14 Placement Agent Agreement dated August 26, 2003, between SSP Solutions, Inc. and Burnham Hill Partners in connection with the sale of Series A Convertible Preferred Stock

31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________

         (1) Filed as an exhibit to our Form 8-K report for August 27, 2003 (file no. 000-26227) and incorporated herein by reference.

         (b) REPORTS ON FORM 8-K.

            On July 18, 2003, we filed Amendment No. 1 to Form 8-K for April 9, 2003, that contained Item 9 - Regulation FD Disclosure - Information Furnished Under Item 12 - Results of Operations and Financial Condition. The Form 8-K included as an exhibit an April 9, 2003, furnished press release discussing the annual results of operations for 2002.

          On August 5, 2003, we filed a Form 8-K for July 11, 2003, that contained Item 5 - Other Events and Required FD Disclosure. The Form 8-K included as an exhibit a July 11, 2003, press release discussing the resignation of an independent director.

         On September 9, 2003, we filed a Form 8-K for August 27, 2003, that contained Item 5 - Other Events and Required FD Disclosure and Item 12 - Results of Operations and Financial Condition. The Form 8-K included as exhibits a September 3, 2003, press release regarding the settlement of lease obligations, a September 2, 2003, furnished press release regarding the results of operations for the quarter ended June 30, 2003, and an August 27, 2003, press release discussing our listing status on The Nasdaq National Market and three agreements related to the settlement of lease obligations.

         On September 30, 2003, we filed a Form 8-K for September 26, 2003, that contained Item 5 - Other Events and Required FD Disclosure. The Form 8-K included disclosure of the appoint David A. Janes as an independent director and member of the Audit Committee effective September 29, 2003; an update regarding our listing status on The Nasdaq National Market; and notice of our 2003 Annual Meeting of Stockholders. The Form 8-K included as an exhibit a copy of the Action With Respect to Bylaws of SSP Solutions, Inc. as of September 24, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2003               SSP SOLUTIONS, INC.

                                      By: /S/ MARVIN J. WINKLER
                                          --------------------------------------
                                          Marvin J. Winkler
                                          CO-CHAIRMAN OF THE BOARD OF DIRECTORS,
                                          DIRECTOR AND CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)

                                      By: /S/ THOMAS E. SCHIFF
                                          --------------------------------------
                                          Thomas E. Schiff
                                          EXECUTIVE VICE PRESIDENT AND CHIEF
                                          FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                          OFFICER AND PRINCIPAL ACCOUNTING
                                          OFFICER)

                         EXHIBITS FILED WITH THIS REPORT

Exhibit
Number                Description
------                -----------

10.1 Promissory Note dated August 27, 2003, in the amount of $500,000 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, to be exchanged for exercise of re-priced warrants

10.2 Promissory Note dated August 27, 2003, in the amount of $500,000 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, to be exchanged for September 1 Bridge Note

10.3 Promissory Note dated August 27, 2003, in the amount of $250,000 made by SSP Solutions, Inc. in favor of Crestview Capital Fund II, L.P., to be exchanged for exercise of re-priced warrants

10.7 Settlement Agreement and Mutual Release of Claims dated September 17, 2003 by and between SSP Solutions, Inc., a Delaware corporation, Marvin Winkler, Kris Shah, Richard M. Depew, and Thomas E. Schiff, and Control Break International, Inc., a Florida corporation

10.8 Bridge Loan Agreement dated September 1, 2003, by and among Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., SDS Merchant Fund, LP, and SSP Solutions, Inc. in the amount of $1,500,000

10.9 Form of 10% Convertible Bridge Notes dated September 1, 2003, September 17, 2003 and October 6, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, SDS Merchant Fund, LP, Crestview Capital Fund, L.P., and Crestview Capital Fund II, L.P., respectively, in the principal amounts of $500,000, $750,000, $100,000 and $150,000, respectively

10.10 Form of Warrants issued with 10% Convertible Bridge Notes dated September 1, 2003, September 17, 2003 and October 6, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, SDS Merchant Fund, LP, Crestview Capital Fund, L.P., and Crestview Capital Fund II, L.P., respectively, as to 166,667, 250,000, 33,333 and 50,000 shares of common stock, respectively

10.11 Forbearance Agreement dated September 1, 2003, made by and among SSP Solutions, Inc. and Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras and Nefilim Associates, LLC

10.12 Form of First Amendment to Warrants to Purchase Common Stock (subject to a registration statement) made and entered into as of September 1, 2003, by and between SSP Solutions, Inc., and Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras and Nefilim Associates, LLC, respectively

10.13 Form of First Amendment to Warrants to Purchase Common Stock (not subject to a registration statement) made and entered into as of September 1, 2003, by and between SSP Solutions, Inc., and Richard P. Kiphart, Crestview Capital Fund, L.P., and Crestview Capital Fund II, L.P., respectively

10.14 Placement Agent Agreement dated August 26, 2003, between SSP Solutions, Inc. and Burnham Hill Partners in connection with the sale of Series A Convertible Preferred Stock

31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002