Form 10KSB
period 2003-12-31
SSP SOLUTIONS INC
filed 2004-03-30
CIK 1078717

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                   FORM 10-KSB
                                ________________

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.
                                       OR
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         ____________.

                        COMMISSION FILE NUMBER 000-26227

                               SSP SOLUTIONS, INC.
                               -------------------
             (exact name of registrant as specified in its charter)

           DELAWARE                                              33-0757190
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

17861 CARTWRIGHT ROAD, IRVINE, CALIFORNIA                          92614
-----------------------------------------                          -----
(Address Of Principal Executive Offices)                         (Zip Code)

                                 (949) 851-1085
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                  ------------
                                (Title Of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's total revenues for the year ended December 31, 2003 were $13,345,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the common equity, as of the close of business on March 23, 2004, was $25,193,882. The registrant has no non-voting common equity.

As of March 23, 2004 the number of outstanding shares of the registrant's common stock was 38,138,998.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                                                            PAGE
                                     PART I

Item 1.   Description of Business...........................................  3

Item 2.   Description of Property........................................... 18

Item 3.   Legal Proceedings................................................. 19

Item 4.   Submission of Matters to a Vote of Security Holders............... 20

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities.............. 21

Item 6.   Management's Discussion and Analysis or Plan of Operation......... 23

Item 7.   Financial Statements ............................................. 46

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure ............................................. 46

Item 8A.  Controls and Procedures .......................................... 47

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant ............... 47

Item 10.  Executive Compensation ........................................... 51

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.................................... 56

Item 12.  Certain Relationships and Related Transactions.................... 58

Item 13.  Exhibits, List and Reports on Form 8-K............................ 61

Item 14.  Principal Accountant Fees and Services............................ 63

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTORY NOTE

         For purposes of this report, unless the context indicates otherwise, references to "we," "us," "our," "SSP" and the "Company" shall mean or refer to SSP Solutions, Inc. In addition, unless the text indicates otherwise, the term "SSP" refers to SSP Solutions, Inc. and its subsidiaries. We own a number of trademarks and have rights to trademarks owned by others. Any trademarks or trade names referred to in this report are the property of their respective owners.

CORPORATE OVERVIEW

         We are a leading provider of high-grade information security solutions. We are a Delaware corporation formed January 30, 1997 and own Litronic Industries, Inc., a California corporation that has helped set the standard for high assurance in communications, information protection and network security since its incorporation in 1970.

         During the past three years, our other subsidiaries engaged in various activities that have been discontinued, as described below under the heading "Other Business Activities During the Past Three Years." These activities included the sale of computer hardware, software, peripheral equipment, and support services to governmental agencies and commercial enterprises throughout the United States and the development of online gaming Internet web sites. As a result, we currently operate in one business segment: information security.

         As described below under the heading "Proposed Merger with SAFLINK Corporation," we are preparing to engage in a merger and reorganization that, if consummated, would result in SSP Solutions, Inc. becoming a wholly-owned subsidiary of SAFLINK Corporation.

INDUSTRY BACKGROUND

         Consumers, businesses and government agencies are increasingly dependent on the Internet and Internet protocol-based networks to conduct electronic commerce and communications. The increasing reliance on shared electronic information has caused information security to become a paramount concern for both government and private industry. Continued expansion of electronic commerce and communications, including instant messaging, and recent world events necessitate improved security measures to irrefutably verify the identity of a party over a communication channel and to ensure the maintenance of confidentiality when transmitting information. Many client operating systems and Internet protocol-based networks lack fundamental, yet critical, security features such as information privacy and integrity, identification, authentication, non-repudiation, and auditing. Internet protocol, or IP, is a protocol developed to enable the transmission of information in packets from a source to a recipient using dynamically changing routes, with the information being reassembled at the recipient's location into the original format.

         End-to-end information security concerns can be addressed in a variety of ways. Historically, enterprises relied heavily on passwords to restrict access to proprietary information and materials. However, because of the risk of loss or theft, more advanced protective measures have been developed to include combinations of passwords and tokens with message encryption and biometric devices. Biometric devices are hardware devices that incorporate fingerprint identification, voice, hand geometry, facial recognition, iris scan or other methods to positively identify an individual. A token based upon instructions or permissions authorized by administration can take any number of forms (a ring, a key, a credit card-sized piece of plastic), into which an electronic device can be embedded. The token carrying the electronic device can then be used for any number of purposes: to access a facility; to access a computer network or desktop; or to validate the identity of the token holder. Regardless of the form of the information security device, the level of security provided is evaluated based on a set of fundamental principles, which include the following:

         o IDENTIFICATION AND AUTHENTICATION. Verifies the identity of the authorized users to prevent unauthorized access to proprietary information and resources.

         o CONFIDENTIALITY. Ensures privacy by encrypting data transmissions and stored data so that only the intended recipient can access the information.

         o INFORMATION INTEGRITY. Ensures that information is not compromised or manipulated. Confirms that the file received is exactly the same as the file transmitted.

         o NON-REPUDIATION. Prevents the sender of data transmissions from disclaiming or repudiating authorship so that the sender cannot deny the occurrence of the transaction.

         o AUDIT CONTROL. Retraces information access and facilities use over a particular time period. This action is performed at a system administration level so that an enterprise can monitor and record authorized and unauthorized user activity.

         o SECURE SYSTEM ADMINISTRATION. Maintains and controls corporate intranets centrally through file encryption, password maintenance, audit control, certificate and cryptographic key management, and device accessibility control.

         o PRIVACY CONTROL. Protects the digital information stored on a computer and safeguards network access, online communications, and digital transactions from malicious attempts to compromise a system. Removes any trace of digital information from discarded devices.

         The process of implementing appropriately stringent, best-in-class information security solutions requires specialized skills that generally are not resident within corporate information technology departments. We provide the technology, products and services necessary for most companies to implement or manage their information security infrastructure. The open architecture of our products makes them compatible with virtually all commonly used network hardware and enables them to operate independently of algorithms, platforms, applications and tokens. We believe that as the use of the Internet and Internet-based networks grows, the need for security solutions will fuel demand for our products and services.

OUR SOLUTION

         We provide information security solutions for network communication systems, including secure instant messaging. We have provided innovative information security solutions for government communications systems for more than thirty years. We provide software, a secure operating system and hardware products. Following are examples of the uses for these products:

         o software for the for the authorization, authentication, and administration of an organization's security protocols;

         o tokens and card reader products that can be used by an organization and its members to protect digital information, thereby securing the transmission of that digital information via encryption or decryption of that information on a real-time basis; and

         o privacy control technology to protect the user's digital identity, personal information, email, passwords, and files.

         In addition to selling hardware and software products, we develop technologies and provide support and maintenance services for specific government communications programs. Our products sold to government are designed and developed in the United States.

         Our products are based upon an open standards platform, public key infrastructure ("PKI") technology. PKI is the standard for securing Internet-based commerce and communications. PKI uses encryption algorithms that provide strong and persistent protection of digital content and information. Our tokens can take nearly any form that meets a customer's requirements, but most often take the form of a smart card, which makes the token portable. Our smart card token combines a secure operating system and software within the hardware device. Our card reader products include software that allows secure communications between a smart card and a client device, such as a desktop or laptop computer.

         Our products target the authorization, authentication, and administration security marketplace, which is referred to as the "AAA" market space. We developed Profile Manager(TM) to service AAA requirements. Originally developed for use within the federal government, the Profile Manager product provides digital identity management administration for either a public or private organization. This administration includes the ability to verify the identity of an individual (authentication); assign the permitted activities or access rights of that particular individual (authorization); and track or modify the digital identity and authorizations of the individual (administration).

         To provide a high-level assurance token for use in government programs and commercial markets, we developed the Forte(TM) chip. Evaluation copies of the Forte(TM) chip were delivered in the fall of 2003 to several government agencies and a private sector customer for testing. Combining our Universal Secure Access Operating Security System(TM) ("USA OSS") with the Forte chip, we created an embedded security system on a chip that can encrypt and decrypt streaming digital information, such as music or voice over IP ("VOIP"). By placing the Forte chip and the USA OSS onto a smart card, we created the Universal Secure Access Card(TM) ("USA Card") that allows the streaming of audio content to wireless devices and personal computers, or PCs, without the need for storage and redundant data processing. Through the flexibility of its design, our USA Card allows the management of multiple digital IDs, passwords, certificates and credentials. This means our USA Card is programmable and addressable, and can securely support and store multiple applications and can be updated from a remote location. Based upon an open standards platform, our Forte/USA OSS technology can secure the transmission and authorized access of digital content, regardless of the method of transmission or method of encryption. Our USA Card contains our patented universal serial bus ("USB") interface that recognizes and automatically adjusts to high-speed USB data transmission or to the slower International Standards Organization ("ISO") standard of legacy systems.

         Building on our history of supplying robust security products for the intelligence community, we believe our NetSign(R), Profile Manager and the USA Forte chip core technologies, are positioned to become a part of the standard for secure government communications. Profile Manager and the USA Forte chip, together with the services we provide to support government secure communications programs, may form the building blocks for the Department of Defense ("DoD") next generation PKI initiative. We anticipate that over time, this next generation PKI initiative will touch nearly every application and security measure used by members of the intelligence community - both inside and outside of federal and state governments.

         In addition, our NetSign line of middleware has been expanded to include a new version called NetSign Privacy Agent(TM) that addresses the privacy concerns of both the consumer and business user. NetSign Privacy Agent is an easy to install and easy to use set of applications that uses privacy control technology to obtain a verified digital identity and protect that user's digital identity, personal information, instant messaging, e-mail, passwords, and files. The applications include Secure Email, Secure Instant Messenger, Password Manager, File Shredder, File Encryption and Decryption, and Spam Agent. NetSign Privacy Agent can generate a transcript of private or instant message communications and file this transcript with an audit log to an area designated by the user.

         To communicate securely with governments in the future, non-government organizations may need to use elements of security that we have developed for government programs. By building our products on open standards platforms, we enable organizations to incorporate our security products with other security solutions in a manner similar to adding a utility function to their current application programs. Alternatively, an organization may license and install our entire robust PKI-based system as its internal secure communications and use it to communicate with government entities. Organizations can use our USA Card with the Forte chip as the security token used by their members, and our Profile Manager product can administer and manage the card issuance, authorization, and authentication functions. Adoption by customers of our recently developed products is part of the continuing migration of secure communications to ever increasing levels of trust as outlined below.

         We are a supplier of products and services to the Defense Messaging System ("DMS") and Common Access Card ("CAC") programs described below. The products we supply to those programs can be migrated, without replacing entire systems, into planned evolutions to higher assurance levels and more flexible systems also outlined below.

     DMS/FORTEZZA PROGRAM

         DMS is one of the largest PKI implementations in the world. DMS messages travel over the Defense Information Systems Network, which distributes voice, video and data messages. FORTEZZA(R), Italian for "fortress," is a family of security encryption products trademarked by the U.S. government's National Security Agency ("NSA"). DMS is a worldwide effort to secure DoD communications, and is designed for sending classified and top-secret information and delivering messages to DoD users as well as to other agencies and contractors.

         Our hardware products that support DMS include the ARGUS(TM) line of readers and smart cards. Products sold by us and other vendors for use in DMS must be FORTEZZA compliant, meaning the products must be based upon FORTEZZA encryption standards. We are the sole source of support services for FORTEZZA compliant products used in the DMS, whether the products are sold by us or by any other vendor. While widely used by U.S. government agencies, the U.S. government has identified the need to migrate many FORTEZZA users to more flexible levels of higher security developed under the next generation PKI initiative outlined below.

     CAC PROGRAM

         CAC is a DoD access card badge that provides government employees and designated contractors with secure physical and logical access. Logical access is an industry term for using a card to access files on a computer. CAC also manages individual benefits, such as medical benefits, for government employees. Our NetSign CAC middleware for the armed forces is an easy to use, complete smart card client package that provides network security and desktop protection for CAC users. To date, we have been chosen by two branches of the armed services to deliver NetSign CAC software for smart card integration. We began delivering shipments of this software in 2003 for initial deployment to one of the armed services. Based upon deployment within the DoD, there are approximately 4.5 million potential users of this product. We anticipate there will be sufficient demand to migrate many, if not all, CAC users to our next generation PKI products.

     DOD NEXT GENERATION PKI AND EXTENSION INITIATIVES

         We were selected to develop the architecture for the next generation PKI and related extension initiatives for the DoD. This PKI initiative is a single framework for modernizing and unifying the management of keys used to encode and decode information for government departments and agencies throughout the entire national security community, including the Department of Homeland Security ("DHS"). The federal government's PKI initiative program uses our Profile Manager and NetSign solutions, and may eventually incorporate our USA Card.

     FORTE-BASED USA CARD

         Although the USA Card Forte chip was developed to government specifications, its processing power and flexibility are suitable for a variety of government and commercial applications. The USA Card using the Forte chip will be compatible with our NetSign CAC product, which will allow migration of CAC users and FORTEZZA-based security users to higher assurance levels. At the same time, the flexible design of the USA Card will allow for multiple uses of the card. For example, while functioning as a CAC card, the USA Card can provide secure processing of VOIP and secure access to commercial functions, including financial services. The USA Card can support multiple applications, all partitioned or separated from other applications resident on the card. The USA Card can provide an interface or crossover between processing government security needs and can serve as a platform for secure commercial applications.

         When used in conjunction with biometrics, such as a fingerprint or an iris scan, the USA Card provides three levels of authentication consisting of identifying: something you have (the USA Card), something you know (a personal identification number or PIN), and something you are (a biometric, such as a thumbprint). An authentication occurs when all three items are present simultaneously. This provides a high level of authentication and protection in the commercial and government markets. We are working under a development contract to enable the USA Card to work with Java, a high-level programming language developed by Sun Microsystems. This will allow the USA Card to support commercial users, which frequently use Java-based applications. Adding Java to our USA OSS will increase number of potential USA Card users.

PLANNED COMMERCIAL AND PUBLIC AGENCY INITIATIVES

         Building on our success with secure government communications and organizations communicating with government agencies, we are developing independent initiatives to make our products available to both commercial and public agency markets.

         We view future extension of our core technologies into the private sector as follows:

         o PROFILE MANAGER ENTERPRISE. Profile Manager Enterprise is our comprehensive management tool that controls smart card and digital certificate lifecycles. The product handles every step of a smart card's life cycle, from enrolling new members and issuing cards and certificates, to replacing lost or damaged cards, updating cards, and renewing and revoking certificates. Profile Manager Enterprise can be deployed with NetSign Enterprise middleware to provide a comprehensive PKI solution. Both products integrate with existing employee and customer databases.

         o USA CARD. The USA Card is based upon our Forte chip, which is scheduled to be released for limited production in the second quarter of 2004. The USA Card can serve as an identity card and support multiple applications in disparate markets. The USA Card will combine a sophisticated operating system with a tamper proof, patented USB interface having transfer speeds of up to 12 megabits (millions of bits) per second. If a USB interface is not available on the device that is connected to the USA Card, the card will automatically adjust to the slower ISO standard speed.

         o USA JAVA CARD. The USA JAVA Card is a special version of our USA Card designed to incorporate Java-based applications. This product is still in development.

         o THE ENTERPRISE CREDENTIAL MANAGEMENT SYSTEM. The Enterprise Credential Management System is an integrated combination of our Profile Manager Enterprise and NetSign Enterprise products. Based on tested and proven technologies, the Enterprise Credential Management System offers a full range of support for PKI activities, including certificate issuance and revocation, key recovery, and certificate update, re-key and renewal. A web-based architecture and interface offers both administrators and users multiple options for card use, service and support.

         o NETSIGN PRIVACY AGENT. NetSign Privacy Agent is an easy to install and easy to use application that uses privacy control technology to obtain and protect the user's digital identity, personal information, email, passwords, and files. The applications include Secure Email, Secure Instant Messenger, Password Manager, File Shredder, File Encryption and Decryption, and Spam Agent. NetSign Privacy Agent supports enterprises striving to meet the security requirements of the Health Insurance Portability and Accountability Act ("HIPAA") and the Gramm-Leach-Bliley Act. Feature sets of NetSign Privacy Agent can be configured to meet the specific requirements of individual clients. This product is in beta testing and scheduled for release into pilot tests during the second quarter of 2004.

         The following examples illustrate our information security offerings in government and commercial settings:

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

         CASE 2: CAC MIDDLEWARE PRODUCTS. The CAC is the electronic identification card for the DoD is designed to give employees and contractors access, both physically and electronically, to DoD infrastructure such as facilities and secure e-mail. Our CAC middleware allows the CAC to utilize a PKI token in the DoD electronic infrastructure. The CAC middleware then interfaces with the e-mail system to enable several key functions, including digital signatures for e-mail and encryption of e-mail content. These products also allow the CAC to be used for web-based Secure Socket Layer, or SSL, sessions and for PKI-based computer log-on. Under existing purchase contracts, our middleware products may be used throughout the DoD and other government civilian agencies.

         CASE 3: NETSIGN PRIVACY AGENT. The cost of identity theft is in the billions of dollars. NetSign Privacy Agent uses privacy control technology to protect the digital information stored on a user's computer and the user's communications with other parties. The tools included with NetSign
Privacy Agent can help protect users from becoming victims. Whether online or off, NetSign Privacy Agent protects a user's personal digital information and privacy. The applications include Secure Email, Private Messenger, Password Manager, File Shredder, File Guard, and Spam Agent. For use by professional services providers such as attorneys, accountants and consultants, within their firms and in communication with their customers.

         CASE 4: DIGITAL/SATELLITE SERVICE PROVIDERS AND THE USA CARD. Industry periodicals estimate there are currently over 200 million pay television subscribers around the world and a large untapped market in China. Generating billions of dollars in annual revenues, pay television has the associated problem of widespread signal piracy. To combat this piracy, network operators have implemented a security technology known as conditional access ("CA") to protect their networks. CA is implemented via smart card technology. The USA Card's high level of assurances and tamper resistant design, and the ability to download secure upgrades to previously issued USA Cards, creates a flexible platform for security. The addition of Java to the USA Card will build a competitive advantage by allowing for commercial applications that today are limited by slow speed data transmission over phone lines.

PRODUCTS AND SERVICES

         The following sections describe our individual products and their functions. These products are used within the FORTEZZA and CAC programs described above, and are designed to be used as migration tools for users who upgrade to the DoD's next generation PKI initiative. Our Internet information security products provide a high level of security for secure e-mail, secure instant messaging, secure file transport, file protection, and remote access, authentication and authorization in an open standards platform so they can operate independently of encryption algorithms, platforms, applications and tokens.

     SOFTWARE

         NETSIGN CAC. NetSign CAC is a complete smart card client package that provides network security and desktop protection for users of the General Services Administration ("GSA") CAC. With a NetSign CAC-enabled system, users can be assured of strong authentication, confidentiality and non-repudiation at speeds substantially faster than those available with competitors' products. Non-repudiation means that the identity of the user is established in such away that the user cannot deny that he or she participated in or initiated a particular transaction. NetSign CAC allows users to digitally sign and encrypt e-mail and access secure web sites via Microsoft and Netscape e-mail and browser packages. By supporting Windows 2000 certificate-based logon and workstation locking through the use of CAC smart cards issued by DoD, NetSign CAC offers a high level of desktop security. We have collaborated with prime contractors in bidding on some CAC programs and have bid directly on other CAC programs. In 2002, we were awarded one direct bid $9 million indefinite-delivery, indefinite-quantity contract and in 2003, we were awarded one $9 million indefinite-delivery, indefinite-quantity contract as a sub-contractor. The pricing of our products is the same under both bidding processes.

         NETSIGN PRIVACY AGENT. NetSign Privacy Agent builds on the improvements implemented in NetSign CAC and for the first time brings to the commercial business world features developed to meet rigorous government specifications. NetSign Privacy Agent has many new features that enable consumers and businesses to take charge of their privacy and digital assets. NetSign Privacy Agent is specifically designed to be a full-featured integrated middleware solution.

         NETSIGN. This software integrates smart cards and digital certificate technology to enhance security in electronic commerce software systems and can be used for e-mail, Internet access, file access, and web browsers like Netscape Communicator and Microsoft Explorer. NetSign software products are bundled, or packaged, with a smart card reader/writer and with smart cards.

         PROFILE MANAGER. Profile Manager is a complete PKI lifecycle management solution. Profile Manager provides token-based security systems management from initialization to secure archive and recovery of information. For the recovery of token-based information, Profile Manager provides an optional integration with a secured database of private keys and other user identification data, and the use of third-party certificate authorities. Profile Manager integrates with NetSign, and other token-enabled products to provide a complete solution for a company's security requirements. Profile Manager includes secure Internet access, digitally signed and encrypted e-mail, desktop file encryption and secure remote network access.

         ENTERPRISE CREDENTIAL MANAGEMENT SYSTEM. The Enterprise Credential Management System is an integrated combination of our Profile Manager Enterprise and NetSign Enterprise products. Both Profile Manager Enterprise and NetSign Enterprise are based on tested and proven technologies and together provide a comprehensive solution for issuing and managing the lifecycles of digital certificates, secure credentials, and smart cards.

         MAESTRO(TM) CRYPTOGRAPHIC LIBRARY. Maestro is a multi-protocol cryptographic library that enables software developers to incorporate secure token-based, symmetric-key and asymmetric-key cryptography into their application software. Maestro is a multi/concurrent access, cross-platform system that supports multiple types of tokens such as smart cards, Personal Computer Memory Card International Association (" PCMCIA") cards and cryptographic algorithms. Coupled with token readers/writers, Maestro supports devices over commonly used interfaces, including keyboard, serial, small computer system interface, or SCSI, parallel port and USB. Maestro currently supports two commonly used cryptographic interface protocols. For Maestro development, we are currently concentrating on cryptOS development to expand the functionality of Maestro. CryptOS is a smart card middleware library that connects applications requiring cryptographic services with the smart cards supporting those services. CryptOS acts as a cryptographic service provider for Microsoft's Cryptographic Application Interface. Maestro is compatible with Windows 95, 98, 2000 and NT operating systems as well as all popular UNIX platforms.

     TOKENS AND TOKEN READERS

         THE USA CARD FAMILY. In cooperation with Atmel Corporation and the NSA, we have completed the development of, and are preparing for initial limited production of, a next generation secure chip, the Forte, which can support PKI cards. Forte, the newest member of the USA Card family, is a high-speed 32-bit system on a chip microprocessor that is designed with a high-speed USB interface in addition to the ISO interface. USA Cards will have a larger storage capacity and faster processing speed than existing smart cards. Forte offers PCMCIA level of performance at a price competitive with less expensive PKI smart cards. We expect shipments of the Forte based USA Card will begin in the third quarter of 2004.

         OTHER LEGACY SECURITY TOKENS. In addition to the USA family of smart cards, we offer commercial off-the-shelf ISO standard smart cards ranging from data storage-only cards to cards containing cryptographic capabilities. Because our readers/writers and software are open-architecture, open-platform and open-token, as well as algorithm and API independent, they work with third-party tokens, such as PCMCIA cards, smart cards, rings, proximity cards and plastic keys and other commercially available tokens.

         SSP 210 SMART CARD READER. Our NetSignia 210 Smart Card Reader is an ISO 7816-compliant device enabling direct communication between the host computer and the smart card.

         SSP 250 BIOMETRIC SMART CARD READER. Our 250 Biometric Smart Card Reader integrates fingerprint biometrics to secure data transmissions, protect communications and transactions, and prove identity in networked and physical environments. With its embedded fingerprint verification system, this reader represents a significant advance in digital security, bringing the same level of protection, authentication and non-repudiation to virtual transactions. Our 250 card reader also enables strong levels of physical access and verification of identity, promising powerful security for employee verification, funds transfer, encrypted communications and granting of physical and electronic access to personal records, documents or transactions.

         ARGUS 3015 DUAL CARD READER. Our 3015 Dual Card Reader is a USB device that can simultaneously accommodate a DMS FORTEZZA card and a CAC card. Our 3015 Dual Card Reader is plug-n-play solution that provides full functionality for a variety of DMS applications and is available as an internal bay-mounted unit and as an external freestanding device. While supporting both DMS FORTEZZA and CAC, this reader provides an interface to PC systems. Our 3015 Dual Card Reader is forward compatible with 64K memory capacity smart cards that have a USB connector, which will be a feature of the next generation of secure USA Card.

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

         PCMCIA CLIENT READER/WRITER. We offer a series of single and dual-socket PCMCIA card readers/writers for both internal and external application, that interface via various ports such as SCSI, ISA bus, PCI bus, USB and parallel port. These readers/writers incorporate our proprietary device drivers, which provide the interface between the reader/writer and its application software, such as Maestro and third-party application software.

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

     SERVICES

         JFORTE DEVELOPMENT. In 2003, we were awarded a development contract to add the Java operating system to the USA Cards's USA OSS. Once complete, the addition of a Java operating system will allow existing Java applications to run in the secure USA Card environment. This will make the USA Card interoperable for government or commercial markets, and will broaden the status of USA Card as a flexible and secure standard for identification and processing of encrypted digital information. Work on this program is a fixed price, milestone delivery contract with scheduled completion at the end of the second quarter of 2004.

         FORTEZZA SUPPORT SERVICES. We are the sole source for support of the cryptologic interface ("CI") library for FORTEZZA cards. This library can be linked into an application, giving FORTEZZA cryptographic capabilities such as encryption, hashing, and digital signatures. The CI Library relieves the developer from the complexity of interacting with the device drivers and PCMCIA readers on the various platforms and input/output ("I/O") buses. Our multiple-access library was designed to meet the needs of the most demanding applications. These include sophisticated applications such as web and database servers, firewalls, mail transport agents, and other high-availability, high-performance systems. The contract for these services is awarded annually, with work performed on a cost-plus-award-fee basis.

         NEXT GENERATION PKI INITIATIVE. We perform development work for this program under firm-fixed price, cost-plus-award-fee, and time-and-materials contracts. We may sell site licenses for the completed web-enabled technology to both government and private sector users.

         SUPPORT AND MAINTENANCE. Purchasers of site licenses will be required to separately purchase annual support contracts for those licenses in order to maintain support services for the operating systems.

     LICENSING

         NEXT GENERATION PKI INITIATIVE. We license the web-enabled software package in two different forms of per site license: either an unlimited number of users per server or 50,000 users per server. Each requires the separate purchase of annual maintenance at the time a site license is executed or at a later date. To date, we have sold two site licenses to a federal government user, together with a maintenance contract.

         USA OSS. Certain large-scale original equipment manufacturers ("OEMs") may license this technology for inclusion in their design in lieu of purchasing a chip set containing the USA OSS. Potential users are in the wireless chip manufacturing and design and hardware security module manufacturing areas. Wireless can include cell phones, personal data assistants and wireless laptop computers. As of March 23, 2004, we have not entered into any licensing arrangements, but we may do so in the future.

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

BUSINESS STRATEGY

         Our objective is to become the leading provider of information security solutions for the digital economy. We intend to build upon our open standards core technologies, Profile Manager, NetSign and the Forte(TM) chip, originally developed for government deployment. Organizations supporting or communicating with government agencies that adopt the next generation PKI initiatives will be heavily influenced to adopt those same standards for their own communications. We believe the ability of the Forte chip or USA OSS to add existing applications to a product already deployed to millions of users will be of great appeal to providers of commercial products and services, as they will be able to instantly present their products or services to new targeted markets. Key elements of our strategy include:

         o MAINTAIN TECHNICAL LEADERSHIP IN SECURED COMMUNICATIONS. We plan to continue to innovate and maintain a leadership position in the digital security arena. We have provided innovative information security solutions for several leading government programs. For instance, our NetSign CAC smart card client package and Argus FORTEZZA products have been chosen by the DoD to provide network security and desktop protection for many of its organizations. We were also selected by General Dynamics to participate in developing the next generation PKI driven identity management framework for the U.S. government. By adapting current products produced under these programs for commercial requirements, we believe our open architecture approach can potentially become a standard for the private sector.

         o PRODUCTIZE OUR INTELLECTUAL PROPERTY. Over the past thirty years we have developed a large portfolio of intellectual property. We are implementing a plan to develop standard products incorporating this intellectual property for sale into the government, commercial, and small business markets. By leveraging our experience at creating custom solutions for government contracts, we believe we will be able to create, market, distribute, and sell commercial off the shelf ("COTS") products. As part of this plan, we have created NetSign Privacy Agent based on our NetSign CAC middleware. Development plans are underway to create commercial products from our projects with the DoD.

         o EXPAND OUR TARGETED CUSTOMER BASE. Our business strategy is to continue deployment of our core technology in the government market. We will then leverage that deployment, together with our expertise in driving Internet security solutions, into various commercial and consumer markets.

         o STRENGTHEN RELATIONSHIPS WITH STRATEGIC PARTNERS, SYSTEMS INTEGRATORS, AND OEMS. We intend to continue developing relationships with strategic partners, systems integrators, and OEMs to further penetrate government and commercial information security markets. As digital security becomes an imperative, our large-scale solutions will enable systems integrators and OEMs to create value-added solutions for their customers. We believe that by leveraging these types of relationships, we will have the greatest opportunity to be included in large-scale installations.

         o PROMOTE SALES OF STAND-ALONE COMPONENTS. We have created the first open embedded, portable security architecture that simultaneously supports PKI and multiple standards of digital rights management. Our open standards approach will enable our various products to be sold as individual components. For example, by connecting a smart card reader through a USB port, a PC user can incorporate a secure device for accessing music and digital information, paying for products, or securing data transmission.

         o PROMOTE COMMERCIAL SALES OF NETSIGN PRIVACY AGENT AND PROFILE MANAGER ENTERPRISE. We have created a commercial version of our NetSign CAC software and have developed sales and marketing plans for releasing the new product during the second quarter of 2004. In addition, the enterprise version of our identity management solution, Profile Manager, is scheduled to be available for commercial sales during the third quarter of 2004.

         o EXPAND AWARENESS OF OUR BRAND NAME. It is our goal to establish a brand name equated with assurance and security. We intend to build our brand by emphasizing our assurance capabilities in our sales message, and through joint marketing efforts with strategic partners.

     SALES, MARKETING AND DISTRIBUTION

         We market, sell and distribute our information security products and services via the Internet, our direct sales force, sales representatives and other targeted sales channels. Our targeted channels include systems integrators, value added resellers ("VARs"), OEMs, strategic alliances, and international distributors. We intend to devote significant resources toward marketing efforts and business development activities designed to build our brand name and expand our business distribution channels.

     DIRECT MARKETING

         As of March 23, 2004, we employed 10 full-time personnel to perform direct sales, technical sales support, business development and marketing. This sales force targets markets that include: enterprises, consumers, home entertainment, various vertical markets, and federal, state, local and foreign government agencies. Our sales force is responsible for soliciting prospective customers and providing technical and application advice and support for our products and services. We intend to further penetrate these target markets by using direct sales personnel with significant expertise.

     INDIRECT MARKETING

         In addition to our direct sales force and key strategic relationships, our sales strategy includes the development of supplemental sales channels. These channels include systems integrators, value-added network service providers, VARs, and OEMs. We anticipate that these third parties will provide us with contacts to prospective customers to which we would not otherwise have access. As part of our expansion strategy, we will seek to develop relationships with additional third-party sales channels.. It is our intention that these sales channels will also be used as supplemental distribution channels to augment our current distribution efforts.

     ADVERTISING AND PUBLIC RELATIONS

         Our advertising efforts include our web site, print product materials, events, sales presentation tools, and corporate marketing materials. Our current public relations efforts include press kits and press releases. These efforts are designed to complement our sales and marketing efforts. We have hired an independent firm to supplement our internal advertising and public relations efforts.

     TRADE SHOWS AND PRESENTATIONS

         We attend and exhibit our products and services at selected trade shows in the U.S. and around the world. We intend to continue attending selected trade shows and to join with strategic partners in presenting our products and services to prospective customers. In February 2004, at the RSA security trade show held in San Francisco, we made a joint presentation of our NetSign CAC product together with biometric products from SAFLINK Corporation. As discussed later in this report, we subsequently executed a definitive merger agreement with SAFLINK Corporation.

     COMMERCIAL SALES

         To drive our commercial product sales effectively, we will need to expand our commercial sales force. Should we complete the recently announced merger with SAFLINK, we will gain access to an in-place sales force having an existing account base. We believe this will accelerate our ability to achieve sale in the commercial market space. We anticipate that some of our commercial products will create demand for delivery of our software based products via the Internet. We will also use re-seller agreements with selected sales representatives, and other sales channels, such as systems integrators, VARs, OEMs, strategic alliances, chip manufacturers or designers and international distributors. Our target market includes enterprises, consumers, home entertainment, and selected vertical markets. We recently hired personnel targeted at positioning our products in the commercial markets, and we are currently evaluating various target markets and their potential return.

     GOVERNMENT SALES

         We distribute our information security and PKI-based products to the federal, and state governments through our direct sales force. Our sales force also works with strategic accounts and programs, as well as with large prime contractors and systems integrators such as General Dynamics, Northrup Grumman, Gateway, Lockheed Martin Corporation, and OEM's such as Micron PC, LLC and Gateway.

         The government information technology market is highly structured, with strict procurement rules and procedures. Government projects often have large contracts with relatively long sales cycles, and significant barriers to entry, but low collection risks. Several of our products, such as the Argus 300 reader and NetSign CAC, have received high levels of government certifications. As a result, we have created a highly respected and positive relationship with many government agencies and their systems integrators, OEMs, and preferred suppliers.

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

CUSTOMERS

         We work hard to meet the needs of our varied customers. Our customers represent a wide range of enterprises, consumers and vertical markets, as well as federal, state, local and foreign government agencies. A representative list of our customers includes:

      CDW Computer Centers, Inc.                Lockheed Martin Corporation
      Booz Allen & Hamilton Inc.                Micron PC, LLC
      Department of the Air Force               National Security Agency
      Department of Defense                     Northrop Grumman Corp.
      Department of the Navy                    TRW Systems, Inc.
      Gateway Inc.                              U.S. Army Corps of Engineers
      General Dynamics                          U.S. Department of State
      Gradkell Computers, Inc.                  U.S. Joint Forces Command
      Itochu Techno-Science Corp.               VeriSign

         During 2003, agencies of the DoD, General Dynamics and Micron PC, LLC accounted for 28%, 18% and 12% of our revenues, respectively. No other individual customer accounted for more than 10% of our revenues during 2003.

BACKLOG

         As of March 23, 2004, we had backlog of $1.8 million, of which $1.3 million, or 77%, was related to licenses and services and $406,000, or 23%, was related to information security products. The license and service backlog consisted of $640,000 related to our contracts or sales to government agencies and $601,000 related to our subcontract with General Dynamics. As of December 31, 2003, we had backlog of $1.9 million, of which $1.5 million, or 83%, was related to licenses and services and $313,000, or 17%, was related to information security products. The license and service backlog at December 31, 2003 consisted of $938,000 related to our contracts with the DoD and $602,000 related to our subcontract with General Dynamics.

CUSTOMER SERVICE AND SUPPORT

         As of March 23, 2004, our customer service and support staff consisted of 38 persons, including 36 engineers and technical support personnel. Our customer service department works closely with customers and prospective customers to provide comprehensive service and support for our products and systems.

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

STRATEGIC ALLIANCES

         We plan to increase our vertical market penetration and enhance our product line by continuing to develop strategic alliances with other companies in the information security and network integration industries. We have developed strategic alliances with companies in an effort to:

         o    incorporate our components into third party products;
         o    develop additional products and services;
         o    increase research and development efforts;
         o generate more proposals and presentations for products and services; and
         o    license technology.

         We intend to pursue and develop strategic alliances with systems integrators for the marketing, sale and distribution of our products in the information security market. Strategic alliances assist in expanding our marketing and technical capabilities. They are intended to increase the distribution and market acceptance of our information security products.

         We anticipate that strategic alliances will allow us to integrate third-party products into our product offerings in a cost effective manner and provide our clients with customized information technology solutions. We believe that strategic alliances also will allow us to incorporate our products into third parties' products thereby accelerating the adoption of our products into the market. This enhances and helps to establish the SSP brand name. Our strategic alliances currently include the following:

         o NETSCAPE AND MICROSOFT. We provide enhanced e-mail security features to Netscape and Microsoft browser programs through integration of our NetSign product lines;

         o    VERISIGN. We have a marketing agreement with VeriSign; and

         o ATMEL CORPORATION AND THE NATIONAL SECURITY AGENCY. We have an alliance with Atmel Corporation and the NSA. Through this alliance, we jointly developed Forte, an advanced 32-bit system on a chip microprocessor, which will be embedded in our USA Card next generation PKI cards. We signed a teaming agreement with Atmel Corporation to further exploit the technologies incorporated in the Forte product.

RESEARCH AND DEVELOPMENT

         We will continue to devote research and development ("R&D") resources to enhance our information security product line. We conduct extensive research and development focusing on cryptographic embedded systems, software, and hardware products, including cryptographic token reader/writer devices and cryptographic tokens such as smart cards. These products can be readily integrated and adapted to meet the expanding security requirements of the Internet, intranets and extranets.

         Our R&D team has broad expertise in the development of cryptographic products, with an emphasis on products that meet leading industry security standards for global markets. Furthermore, our R&D team is experienced in implementing our information security hardware and software solutions for an extensive family of Windows and Unix operating systems. We also have expertise in bringing our products to a variety of sectors, such as government, finance and system integrators. During 2002 and 2003, we spent $4.9 million and $4.2 million, respectively, on research and development projects. The development of the Forte chip constituted the major focus of our R&D efforts, together with the related operating system, and enhancements to other software and hardware projects. In accordance with accounting principles generally accepted in the United States, R&D amounts have been expensed against operations and are shown on separate line items in the consolidated statements of operations for the respective years.

         Our current R&D efforts include:

         o We have recently completed work as a core technology provider for the first phase of a contract awarded to General Dynamics C4 Systems Next Generation PKI Initiative Team for the DoD. Through our Profile Manager product, we provided smart card and digital certificate management software and engineering services to implement the secure next generation PKI initiative, a significant element of the DoD long-term roadmap for information assurance strategy. This contract, known as CI-1, encompasses the first capability increment of the DoD next generation PKI initiative and includes the development and fielding of a system for providing high-assurance digital certificates to the DoD and other government agency users. Profile Manager, a comprehensive smart card and digital certificate issuance and lifecycle management application, was used to satisfy certificate and token management requirements, as the DoD high-grade digital certificates have strict criteria for the distribution and use of certificates, protection and recovery of keys, and stringent auditing requirements. The first phase of the contract is now complete, and evaluation of the next phase of this program is underway. As of

              March 23, 2004, the second phase of program work had not yet been awarded.

         o The R&D team will be supporting a product rollout of Forte. The pre-production run of the Forte smart card has been delivered to both government and commercial users for evaluation, and the production version is scheduled for release in the second quarter of 2004. In addition to the smart card version of our Forte product, we are investigating other markets for the chip, and for embedding the USA OSS in various integrated circuit form-factors manufactured by other parties.

         o Under a development contract, we are developing a Java version of Forte. This design, JForte, supports the standard Java card and Visa open platform protocols. JForte is scheduled for production release toward the end of 2004.

         o Based upon market feedback, we continue to develop a series of USB interface readers/writers, some of which include fingerprint biometric capability.

         o We are developing technologies to incorporate a number of biometric technologies (fingerprint, iris scan, voice recognition, handwriting recognition) into our PKI products to provide further advanced identification and authentication protection. In addition, future versions of both NetSign Privacy Agent and the Enterprise Certificate Management System will have biometric capabilities.

         o We are beta testing a new commercial product offering based on NetSign CAC called NetSign Privacy Agent. The applications being integrated into NetSign Privacy Agent are the result of market research conducted with large enterprises. An updated product is scheduled to be available for delivery in the second quarter of 2004. A number of organizations in different industries have requested to conduct pilot programs for this product.

         o We are developing commercial versions of both the server and client components of the KMI project. The server side component is called Profile Manager Enterprise, and the client side component is called NetSign Enterprise. By leveraging our development work under the next generation PKI initiative program, we believe that we can bring commercial versions to market that will be state-of-the-art in network-based PKI.

         o We plan to expand Maestro to offer additional application program interfaces, including an interface to the GSA CAC protocol, enabling the Maestro to function on a number of Unix operating system platforms, and to add to the suite of tokens supported by Maestro.

INTELLECTUAL PROPERTY

         To date, we have developed and protected intellectual property for a number of information security products. Due to the rapid pace of technological innovation in the information security market, our ability to maintain a position of technology leadership is dependent upon the skills of our development personnel more than upon the legal protections afforded to our existing and future technology. When protecting our proprietary technology, we rely on a combination of trademarks, patents, copyrights, trade secret laws, non-disclosure agreements, technical measures, and other methods. In addition, we employ shrink-wrap license agreements with end users. Since these license agreements are not signed, they may not always be enforceable.

         We currently have patents issued by and applications pending with the U.S. Patent and Trademark Office. All of our patents and patent applications cover aspects of our information security technology that enable competitive advantages. In addition, we have foreign patent applications pending approval. Prosecution of these patent applications and any other patent applications that we may later file may require us to expend substantial resources.

         We initially developed Forte under a task order issued under a contract with the NSA. The contract incorporates the standard licenses for technical data and computer software from the DoD, commonly known as the data rights clauses. Data rights clauses are only applicable to data or software actually delivered to the federal government under a contract. If the data rights clause, or the government purpose rights license, is applicable to our agreement with the NSA, it would permit the federal government to create second supply sources without paying us royalties. We do not believe the data rights clause or the government purpose license applies to Forte because our contract with the NSA does not provide for the delivery of this product to the federal government. However, the task order does allow NSA to obtain detailed design information about Forte.

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

         The markets for our products and services are intensely competitive and are characterized by rapidly changing technology and industry standards, evolving user needs and frequent introduction of new products. We believe that the main factors affecting competition in our key markets include:

         o ease of use, performance and product functionality - our products have been in the marketplace for over thirty years and generally have performed to the expectations of their users.

         o flexibility and features - our products are designed with the features requested by our customers with the functionality and flexibility to meet the operating requirements of field personnel.

         o use of open standards - by using open standards architecture, our products are compatible with most operating platforms and applications developed by other vendors.

         o quality of service support - our services and products have consistently received high ratings from post contract reviewers.

         o corporate reputation - based upon over thirty years of operation, we have a reputation for developing innovative and sophisticated solutions for digital security needs.

         o ease of installation - to the extent technologically possible, we design products for ease of use and installation by the end user.

         o enterprise wide management of applications and tokens - our products are scalable to service users located throughout the world by web-enabled client side products; and

         o price - our products are priced to provide the best value to our customers.

         Based upon the combination of all these competitive factors, we believe we maintain a strong position in the security market for government digital communications. We are based in the U.S., while certain competitors, such as ActivCard and Schlumberger, have products based upon foreign-developed technology despite having offices in the U.S. In providing security solutions to sensitive U.S. government agencies and branches of the armed forces, this may be a significant competitive advantage. We face significant competition from a number of different sources. We believe that the competition will likely increase as a result of higher demand for security products and consolidation in the information security technology market. Many of our competitors are large firms that have several advantages, including greater name recognition and greater financial, technical and marketing resources.

         Some of our significant information security competitors include Datakey, RSA Data Security, SCM Microsystems, and ActivCard. In addition, there are several start-up companies with whom we compete from time to time.

         We believe that our existing relationships and the relationships we intend to pursue with systems integrators and OEMs provide us with an important competitive advantage in the information security industry. We also have extensive experience in developing hardened security solutions for government projects and have been used in several leading government programs.

GOVERNMENT REGULATION

         Because we sell our products internationally as well as domestically, we must comply with federal laws regulating the export, and applicable foreign government laws regulating the import, of our products. The U.S. government has recently relaxed the export restrictions for our NetSign and Profile Manager products. However, the U.S. government may rescind these approvals at any time. Under current regulations, these products can be exported without a license to most countries for use by banks, healthcare and insurance organizations, and overseas subsidiaries of U.S. companies.

         Additionally, we may apply for export approval, on a specific criteria basis, for future products. It is possible that we will not receive changes to export future products on a timely basis, on the basis we request, or at all. As a result of government regulation of our products, we may be at a disadvantage when competing for international sales with foreign companies that are not subject to these restrictions.

OTHER BUSINESS ACTIVITIES DURING THE PAST THREE YEARS

     COMBINATION WITH BIZ INTERACTIVE ZONE, INC.

         In August 2001, in a stock for stock transaction we acquired BIZ Interactive Zone, Inc. ("BIZ"), a Delaware corporation that had developed, designed, and was in the process of marketing security solutions for the financial, government, healthcare, education, and entertainment industries, and we changed our name to SSP Solutions, Inc. We have combined the businesses of Litronic Industries and BIZ into a single operating unit, which operates under the names SSP Solutions, Inc. and SSP-Litronic.

     PULSAR PRODUCT RESELLING

         In June 1999, we acquired Pulsar Data Systems, Inc., a Delaware corporation ("Pulsar"), in a stock for stock transaction. Pulsar operated independently as a separate business segment. Pulsar specialized in solutions that required the deployment of large-scale networks and secure PCs. Pulsar offered secure computers using elements of our product offering. Due to the intensive capital requirements and low margin returns, as of March 28, 2003, we decided to exit this line of business. As a result, we stopped accepting new orders and discontinued the operations of Pulsar.

     VENETIAN INTERACTIVE ONLINE GAMING

         In January 2002, we formed SSP Gaming, LLC, a Nevada limited liability company ("SSP Gaming"). In June 2002, SSP Gaming and the Venetian Casino Resort, LLC, a Nevada limited liability company based in Las Vegas, Nevada ("Venetian"), executed an operating agreement to form Venetian Interactive, LLC ("VI"), a Nevada limited liability company that was to provide management services, consulting services, financial services, intellectual property licensing services, and equipment to the online gaming industry and to develop and operate Venetian-branded casino Internet sites. Due to a dispute regarding funding of VI, the VI operating agreement was terminated in August 2003 by the Venetian, and we are no longer engaged in this business.

PROPOSED MERGER WITH SAFLINK CORPORATION

         In March 2004, we entered into an Agreement and Plan of Merger and Reorganization with SAFLINK Corporation, an unaffiliated Delaware corporation ("SAFLINK") that offers biometric software solutions that protect intellectual property, secure information assets and eliminate passwords. SAFLINK's biometric software provides Identity Assurance Management(TM), allowing administrators to verify the identity of users and control their access to computer networks, physical facilities, applications, manufacturing process control systems, and time and attendance systems.

         The merger agreement with SAFLINK contemplates that SSP Solutions will merge with a newly-formed wholly-owned subsidiary of SAFLINK and become as a wholly-owned subsidiary of SAFLINK, with each share of our common stock being exchanged for 0.6 shares of SAFLINK common stock. The consummation of the merger is subject to the adoption by our stockholders of the merger agreement, the approval by SAFLINK stockholders of the issuance of shares of SAFLINK common stock in the merger, and other customary closing conditions.

EMPLOYEES

         As of March 23, 2004, we employed 75 people, of which 73 were full-time and 2 were part-time, including 36 in research, development, and support; 10 in operations, sales, marketing and MIS; 2 in technical support, and 21 in executive management, finance, human resources, legal, and administration. Our employees are not represented by labor unions. While we have reduced our staffing levels, if sales fail to materialize, we will need to further reduce expenses through additional reductions in staff.

ITEM 2.  DESCRIPTION OF PROPERTY

         We are headquartered in Irvine, California, where we currently lease approximately 20,702 square feet of office space for our executive offices under a seven-year lease that expires on February 28, 2007, and we have an option to renew the lease for a five-year period, which we may exercise by providing notice to the landlord not less than six months prior to the expiration of the initial seven-year term. The facility has a current annual rent of $429,000, which is subject to future annual increases of 4%, and is leased to us by KRDS, Inc., an entity owned in part by Kris Shah, our co-chairman.

         We lease a 5,200-square foot information security products sales office in Reston, Virginia to service our government accounts located in the Washington, D.C. area. The Reston lease provides for a monthly base rent of $9,600, subject to an annual 3% increase, plus prorated portions of increased building operation costs. The lease expires in February 2009, subject to our right to terminate the lease in March 2007 by paying an early termination fee of approximately $10,500.

ITEM 3.  LEGAL PROCEEDINGS

         G2 Resources, Inc. ("G2") and Classical Financial Services, LLC ("Classical") have filed complaints against one of our subsidiaries, Pulsar Data Systems, Inc. ("Pulsar"), alleging that Pulsar breached a contract by failing to make payments to G2 in connection with services allegedly provided by G2. In April 2001, the court dismissed, for lack of prosecution activity for more than twelve months, the original complaint that G2 had filed against Pulsar in January 1998. G2 re-filed the action in May 2001. In 2002, the court moved this case into the same division handling other matters related to G2 and Classical, and stayed any further action in this case pending the resolution of matters between G2 and Classical. We have been vigorously defending ourselves against the plaintiffs' claims and have asserted defenses and counterclaims.

         Research Venture, LLC filed a complaint against us on June 4, 2002 and filed first amended complaints against us on August 6 and August 7, 2002 in the Superior Court for the State of California, County of Orange, Central Justice Center (Case Nos. 02CC10109 and 02CC10111) alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. We surrendered possession of both properties and negotiated a restructuring of our obligations under the leases. The restructuring involved, among other terms, our entry on October 23, 2002 into a stipulation for entry of judgment that would have permitted Research Venture to file a judgment against us in the maximum aggregate amount of $3.1 million, less consideration we paid prior to any entry of the judgment, if we did not comply with the terms of the restructuring arrangement for the next two years. We issued 959,323 shares of common stock with an agreed upon value of $1.2 million as payment toward the maximum aggregate amount. The first payment of $75,000 was made as scheduled in December 2002, with additional scheduled payments of $100,000 due in March 2003, $150,000 due in June 2003 and $175,000 due in September 2003. We did not timely make the full $150,000 payment that was due in March 2003. We subsequently paid the balance of the March payment but did not pay the full $150,000 due in June 2003. Research Venture claimed a default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against us per prior stipulation in the amount of $2.7 million.

         On August 29, 2003, we entered into an agreement of settlement on stipulated judgment with Research Venture. Under that settlement agreement, Research Venture retained 959,323 shares of common stock initially issued in connection with the restructuring arrangement and 96,919 shares of common stock issued upon conversion of $126,000 of the principal balance of a $360,000 non-interest bearing note that we had issued as prepaid rent, and we registered those shares for resale by Research Venture. In addition, Research Venture canceled and surrendered the note, we paid to Research Venture cash in the amount of $865,000 and issued to Research Venture 414,450 shares of common stock that were to be registered for resale under a separate registration statement on or prior to November 30, 2003, and the building lease agreement was terminated. The settlement agreement contained mutual general release language, and the August 11, 2003 stipulated judgment was vacated. Because we did not timely obtain effectiveness of the registration statement covering the 414,450 shares of common stock we issued in the August 2003 settlement, Research Venture may be entitled to entry of a stipulated judgment against us in an amount up to $373,000 less the product of $.90 multiplied by the number of those shares that Research Venture sells prior to entry of the stipulated judgment. If the stipulated judgment is entered, any unsold shares will be returned to us for cancellation upon payment of the judgment.

         Shane Brophy, an ex-employee, filed a complaint against us on December 5, 2003, in the Superior Court for the State of California, County of Orange, Central Justice Center (Case Nos. 03CC14345) alleging causes of action for breach of employment contract, unpaid wages and wrongful termination in violation of public policy arising from our termination of his employment in July 2003. We have responded to the complaint, but no discovery has been conducted. Therefore, we cannot quantify the outcome or exposure. However, we strongly deny the claims and believe the complaint is without merit. We intend to assert claims for damages against Mr. Brophy and parties affiliated with him. Legal counsel for both parties have agreed to dismiss the complaint against us and have this matter settled through binding arbitration. As of March 25, 2004, there had been no dismissal entered or arbitration hearing set in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 2003 annual meeting of stockholders on December 19, 2003. At the meeting, four proposals were presented and voted on:

         (1)  to elect two Class I directors to our board of directors:

              o Gregg Amber was re-elected by a vote of 20,675,154 shares "for" and 69,400 shares "withheld."

              o Joel K. Rubenstein was re-elected by a vote of 20,740,154 shares "for" and 3,400 shares "withheld."

         (2) to ratify and approve the adoption of our Second Amended and Restated 1999 Stock Option Plan in order to increase the number of shares of common stock authorized for issuance from 4,000,000 to 10,000,000; provide our board of directors or the committee that administers the plan added flexibility with regard to post-employment exercises of plan options (including options granted to our executive officers or directors); clarify the classes of persons eligible to participate in the plan; and make other changes as are necessary or desirable to ensure the plan is in compliance with existing rules and regulations:

              o This proposal was approved by a vote of 20,624,032 "for" and 119,622 shares "against."

         (3) to ratify and approve the issuance of securities in certain financing transactions as described in the proxy statement relating to the annual meeting:

              o This proposal was approved by a vote of 18,674,973 shares "for" and 96,212 shares "against."

         (4) to ratify the selection of Haskell & White LLP, independent auditors, to audit our consolidated financial statements for the year ending December 31, 2003:

              o This proposal was approved by a vote of 20,739,154 "for" and 4,400 shares "against."

         The terms of our Class I directors (Messrs. Amber and Rubenstein) will expire upon the election and qualification of directors at our 2006 annual stockholders' meeting. However, Mr. Rubenstein passed away in February 2004, and his seat remains vacant. The terms of our Class II directors (Marvin J. Winkler and David A. Janes) will expire upon the election and qualification of directors at our 2004 annual stockholders' meeting; and the terms of our Class III directors (Kris Shah and Ron R. Goldie) will expire upon the election and qualification of directors at our 2005 annual stockholders' meeting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET PRICE AND HOLDERS

         Our common stock is listed on The Nasdaq National Market under the symbol "SSPX." The following table sets forth, for the quarters indicated, the high and low closing sale prices per share of our common stock as reported on The Nasdaq National Market.

                                                                HIGH        LOW
                                                                ----        ---

        Quarter ended March 31, 2002.......................    $  4.40   $  2.31
        Quarter ended June 30, 2002........................    $  1.93   $   .98
        Quarter ended September 30, 2002...................    $  1.54   $   .95
        Quarter ended December 31, 2002....................    $  1.05   $   .59
        Quarter ended March 31, 2003.......................    $  1.06   $   .54
        Quarter ended June 30, 2003........................    $  1.02   $   .50
        Quarter ended September 30, 2003...................    $  1.17   $   .73
        Quarter ended December 31, 2003....................    $  1.84   $   .94

         On March 23, 2004, the last reported sale price for our common stock on The Nasdaq National Market was $1.47. As of March 23, 2004, the approximate number of holders of record of our common stock was 38,138,998.

     DIVIDEND POLICY

         We have not paid dividends on our common stock to date. We do not anticipate declaring dividends on our common stock in the foreseeable future. Most of our debt instruments prohibit us from paying dividends on our common stock.

         Each outstanding share of our Series A Convertible Preferred Stock ("Series A Preferred Stock") has a face amount of $7,000. The holders of Series A Preferred Stock are entitled to a dividend payable semi-annually on June 30 and December 31 of each year, commencing December 31, 2003. The initial dividend rate of 8% per annum will be adjusted to 12% per annum on May 19, 2005. The dividend is payable in cash or, at our option if there are a sufficient number of shares of common stock available, in shares of our common stock valued at the arithmetic mean of the closing sales price of our common stock for the 30-day period ending on the day prior to the day the dividend payment is due. Dividends declared on our Series A Preferred Stock as of December 31, 2003 were paid on various dates in 2004 through the issuance of an aggregate of 101,915 shares of common stock valued at $139,000.

     RECENT SALES OF UNREGISTERED SECURITIES

         In November 2003, we sold 2,150 shares of Series A Preferred Stock and related investor warrants for a total amount of $15,050,000, of which $9,510,000 represented new capital and $5,540,000 represented cancellation of previously issued promissory notes.

         The shares of Series A Preferred Stock have an initial conversion price of $0.70 per common share and initially were convertible into an aggregate of 21,500,000 shares of common stock. The warrants provide for the purchase of up to an additional 10,750,000 shares of common stock. The holders of shares of Series A Preferred Stock are entitled to dividends as described above under "Dividend Policy." We reflected the Series A Preferred Stock outside of permanent equity, and recorded the value of the warrants and beneficial conversion feature as an increase in additional paid in capital.

         The purchasers of Series A Preferred Stock received a five-year A-1 Warrant to purchase 2,500 shares of common stock and a five-year A-2 Warrant to purchase 2,500 shares of common stock for each share of Series A Preferred Stock purchased. The A-1 Warrants have an initial exercise price of $1.25 per share, which increases to $1.50 on July 24, 2004. The A-2 Warrants have an initial exercise price of $1.50 per share, which increases to $1.75 on July 24, 2004. Beginning on December 19, 2003, the date of our 2003 annual meeting of the stockholders, the A-1 and A-2 Warrants became exercisable for up to an aggregate total of 10,750,000 shares of common stock, subject to weighted average anti-dilution provisions if we issue shares of common stock or securities convertible into or exercisable for common stock, other than excluded securities, at per share prices less than the then effective exercise price.

         On April 16, 2002, we issued $5,796,000 of 10% Convertible Notes (see note 9 to the consolidated financial statements included in this report) to investors in exchange for cash and previously issued notes. In 2003, we issued 714,383 common shares in payment of interest on the 10% Convertible Notes. Between November 2002 and October 2003, we issued bridge notes totaling $3,140,000. The principal amount outstanding under the 10% Convertible Notes and the bridge notes totaled $8,936,000 ("Total Notes") immediately prior to the closing of the Series A Preferred Stock financing. As part of the Series A Preferred Stock financing, we issued 791 shares of Series A Preferred Stock and issued related A-1 and A-2 Warrants in exchange for cancellation of $5,540,000 of the principal amount of the Total Notes ("Exchanged Notes"), leaving outstanding a $1,986,000 principal balance of 10% Convertible Notes. In addition, we cancelled 10% Convertible Notes in the principal amount of $1,500,000 held by Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., and Crestview Offshore Fund, Inc. in exchange for the issuance of notes with identical terms except that the replacement notes automatically converted into 2,153,589 shares of common stock at a conversion price of $0.70 per common share after our 2003 annual stockholders' meeting on December 19, 2003. The replacement notes were accompanied by warrants to purchase up to 1,071,429 shares of common stock, which warrants are identical to the A-1 Warrants except that their exercise price is $1.00 per common share.

         On August 26, 2003, we executed an engagement letter with Burnham Hill Partners ("BHP") to act as our exclusive placement agent for the Series A Preferred Stock financing. As compensation related to the Series A Preferred Stock financing, we agreed to pay BHP a cash fee equal to 3.5% of the gross proceeds received by us in connection with the cash exercise of 1,500,000 Registered Warrants (see note 9 to the consolidated financial statements included in this report). We also agreed to pay to BHP approximately 7.6% of the gross cash proceeds of new capital in connection with the Series A Preferred Stock financing and 4% of the gross proceeds received by us in connection with the future exercise of the A-1 Warrants and A-2 Warrants. We issued to BHP warrants to purchase up to 1,102,389 shares of common stock, which number was equal to 7% of the common shares underlying the aggregate number of shares of Series A Preferred Stock issued for new capital ("Placement Warrants"). We also issued to BHP warrants to purchase up to 192,004 shares of common stock, which number was equal to 2.5% of the common shares underlying the aggregate number of shares of Series A Preferred Stock issued in exchange for the cancellation of notes ("Exchange Warrants"). The Placement Warrants are exercisable at the conversion price of the Series A Preferred Stock, expire five years from the issuance date, have standard piggyback registration rights, have a cashless exercise provision and have the right to have the underlying shares of common stock registered for resale in connection with the Series A Preferred Stock financing. The Exchange Warrants have the same terms as the Placement Warrants, except that their exercise price is $.01 per share. As part of the engagement letter with BHP, we agreed to execute a separate letter indemnifying BHP and its related parties for services provided under the engagement letter. The term of the engagement letter with BHP is twelve months.

         In conjunction with a bridge note agreement entered into during September 2003, we repriced warrants to purchase up to 2,055,000 shares of common stock, which warrants had per share exercise prices ranging from $.60 to $1.30, to a new exercise price of $.50 per share. Of the repriced warrants, 1,500,000 shares of common stock were issued in exchange for warrants exercised for cash. The remaining repriced warrants to purchase up to 555,000 shares of common stock, which warrants had been issued in previous bridge financings, were exercised on a net exercise cashless basis in exchange for the issuance of 262,895 shares of common stock. We recorded a $925,000 non-cash financing expense in connection with the repricing.

         In November 2003, the bridge notes held by our co-chairmen, Kris Shah and Marvin Winkler, totaling $40,000 were repaid using proceeds from the Series A Preferred Stock financing. On October 21, 2003, warrants to purchase up to 40,000 shares of our common stock, which warrants had been issued in accompaniment with the bridge notes and had an exercise price to be determined, had their exercise price set on terms identical to those established for other, unaffiliated warrant holders. As a result, the warrants' exercise price was set at $.50 in consideration for a waiver of certain penalties and the immediate exercise of the warrants on a cashless basis. Messrs. Shah and Winkler received an aggregate of 9,474 shares of common stock pursuant to the cashless exercise.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide. In each case, appropriate investment representations were obtained, and the securities were issued with appropriate restrictive legends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to financial statements included elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We intend that the forward-looking statements be subject to the safe harbors created by those sections.

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

         o our ability to finance our working capital and other cash requirements if needed;

         o our business strategy for expanding our presence in the information security market; and

         o our ability to distinguish ourselves from our current and future competitors.

         We do not undertake to update, revise or correct any forward-looking statements. The forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating forward-looking statements include:

         o the shortage of reliable market data regarding the Internet information security market;

         o changes in external competitive market factors or in our internal budgeting process that might affect trends in our results of operations;

         o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the contract support services markets; and

         o various other factors that may prevent us from competing successfully in the marketplace.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review the "Risk Factors" section of this report.

         Any of the factors described above or in the "Risk Factors" section could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We provide professional information security services and develop and market software and microprocessor-based products used to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings use public key infrastructure, or PKI, which is the standard technology for securing Internet-based commerce and communications. In addition, Pulsar, one of our wholly-owned subsidiaries, was a computer and networking product reseller that focused on resales to government agencies, large corporate accounts and state and local governments. We acquired Pulsar in June 1999 in exchange for 2,169,938 shares of our common stock. Due to the intensive capital requirements and low margin returns, as of March 28, 2003, we decided to exit the Pulsar line of business and as a result, we have completed a wind down of the Pulsar operations.

         Our lack of liquidity and shortage of working capital has limited our operations. In November 2003, we completed a private placement of Series A Preferred Stock that should provide adequate working capital through December 31, 2004 (see note 15 to the consolidated financial statements included in this report). Prior to completing the Series A Preferred Stock financing, creditors and vendors generally cooperated with us, which has given us time to reduce our operating expenses and realize increases in revenues in our core business. We have done both in the last year of our operations. To reach profitability, we will need to continue improving our sales and continue controlling our operating expenses.

         As result of the Series A Preferred Stock and other financings, we have incurred substantial cash and non-cash interest amortization charges in years ended December 31, 2002 and 2003. These charges were made to reflect the value of warrants issued with these financings together with the beneficial conversion features of those instruments. We also took a charge to reflect the charge-off of unamortized balances relate to the warrants and beneficial conversion features for instruments exchanged for the Series A Preferred Stock. We will continue to incur non-cash charges through the end of 2005 related to notes that remain outstanding. Should those notes convert prior to their scheduled maturity on December 31, 2005, we would incur accelerated non-cash charges to reflect the early conversion

CRITICAL ACCOUNTING POLICIES

         This "Management's Discussion and Analysis or Plan of Operation" section of this report discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.

         We based our estimates and judgments on historical experience and on various other factors that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies, among others, affect significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion of the application of these and other accounting policies, see the notes to our consolidated financial statements included in this report.

         o REVENUE RECOGNITION. We recognize revenue from product sales, including hardware (with embedded software) and software, upon shipment unless contract terms call for a later date. Revenue from network deployment products is recognized upon transfer of title, generally upon delivery. Revenue from our high assurance token contract is recognized under the cost-to-cost method of percentage of completion. We record an allowance to cover estimated warranty costs in cost of sales. Customers do not have the right of return except for product defects, and product sales are not contingent upon customer testing, approval and/or acceptance. The costs of providing post-contract customer support are not significant. Revenue under service and development contracts is recorded as services are rendered. Revenue from time and material, and service contracts is deferred and recognized on the basis of hours incurred plus other reimbursable contract costs incurred during the period.

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

         o VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. In accordance with Statement of Financial Accounting Standards Nos. 141 and 142, we assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and at least annually. Factors we consider important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The net carrying value of goodwill and other intangible assets that is not recoverable is reduced to fair value.

         We accounted for our August 2001 acquisition of BIZ as a purchase. Under the purchase method of accounting, the purchase price was allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from BIZ. The excess of the purchase price over BIZ's tangible net assets resulted in goodwill and other intangible assets valued at $64.7 million.

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

         We performed an assessment of the fair value of the goodwill of our information security products and services reporting unit as of December 31, 2002 using three different perspectives: a multi-period discounted cash flow method, which is a variation of the income forecast approach, a market value approach and market multiples. The discounted cashflow method used to determine the fair value of an asset used estimated future cash flows and then discounted the cash flows to present day utilizing a discount rate that reflects the time value of money and the risk inherent in the asset. The present value of the cash flows was determined using a discount rate of 30%, which was found to be our weighted average cost of capital. The results of the analysis indicated that there was no impairment as of the valuation date as of December 31, 2002.

         We performed an assessment of the fair value of the goodwill of our information security products and services reporting unit as of December 31, 2003, again using the three different perspectives mentioned above. In past periods we believe that our daily market stock price did not provide a reliable indicator of the fair value of our equity. Due to the absence of any research coverage, the market is generally unaware of our new technology advancements. With our stock being a micro-cap in terms of total market value, our stock is subject to high volatility and the daily closing price of our stock does not provide a true reflection of our fair value at any one point in time. Our stock price was considered as part of the review process, together with a multi-period discounted cash flow method discussed above, and various market multiple measures of company. The discounted cashflow method used to determine the fair value of an asset used estimated future cash flows and then discounted the cash flows to present day utilizing a discount rate that reflects the time value of money and the risk inherent in the asset. The present value of the cash flows was determined using a discount rate of 25%, which was found to be our weighted average cost of capital. We deemed it appropriate to assess the fair value of our goodwill by using a weighted average of these three methods. The results of the analysis indicated that there was no impairment as of the valuation date as of December 31, 2003.

         We are required to annually perform reviews for impairment that may result in future write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. We concluded there were no events that required interim testing.

         As the markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible in the near-term that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both will be reduced. Reasonably possible is defined as more than remote but less than likely. As a result, the remaining goodwill of $25.9 million at December 31, 2003, may be reduced within the next year.

RESULTS OF OPERATIONS -- COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2003

     TOTAL REVENUES

         Total revenues increased 17% from $11.4 million during 2002 to $13.3 million during 2003. The increase from 2002 to 2003 was due to a $2.2 million increase in service revenues, a $550,000 increase in license revenues and a $790,000 decrease in product revenues. The increases in service and license revenues were primarily attributable to an increase in sales volume of existing development services contracts and licensing programs. The decrease in product revenues was due to lower shipments in the fourth quarter of 2003 caused by lower sales volume of certain models of our ARGUS readers. Also, as of March 31, 2003, we had effectively terminated all remaining employees at Pulsar and shut down Pulsar's operations. As such, revenues and expenses of Pulsar are shown as discontinued operations.

         We expect continued increases in revenues from services and licenses in 2004 at a rate comparable to the increases experienced in 2003. We anticipate such activity based on signed development contracts and pending contracts that we are currently negotiating. We expect increases in information security product revenues as we concentrate our sales and marketing efforts in this area.

         During 2002, 28% and 17% of total revenues was generated from sales to General Dynamics ("GD") and Micron PC, LLC ("Micron"), respectively. During 2003, we derived 29%, 18% and 12% of our revenues from sales to agencies of the DoD, GD and Micron. Sales to U.S. government agencies accounted for approximately 18% and 37% of total revenues during 2002 and 2003, respectively.

         Sales to all government agencies accounted for approximately 18% and 37% of our sales during 2002 and 2003, respectively. We expect our revenues to continue to be heavily concentrated with a few key customers and concentrated in government projects in 2004.

     PRODUCT REVENUES

         Product revenues decreased 11% from $7.0 million during 2002 to $6.2 million during 2003. The decrease from 2002 to 2003 consisted primarily of $1.1 million, $667,000 and $158,000 decreases in our ARGUS 2500, ARGUS 300 and ARGUS 210 readers, respectively, partially offset by increases of $764,000 and $273,000 in our ARGUS 3015 and ARGUS 2600 readers. These decreases were due to re-engineering of our Argus 300 product and purchase delays caused by large U.S. government expenditures to support overseas military activities. Based upon current backlog and planned initiatives, we expect increases in information security products revenues for 2004.

     SERVICE REVENUES

         Service revenues increased 84.1% from $2.6 million during 2002 to $4.8 million during 2003. The increase from 2002 to 2003 was primarily attributable to a $2.1 million increase in revenues associated with a new contract for the development of JForte, a $163,000 increase in revenues associated with an existing contract for FORTEZZA and a Bank of America contract concluded with the realization of $137,000 in revenues associated with the existing contract, partially offset by a decrease of $177,000 of contracts that did not recur for 2003. We expect service revenues to continue to increase during 2004 as a result of newly signed and existing service contracts.

     LICENSE REVENUES

         License revenues increased 30% from $1.8 million during 2002 to $2.4 million during 2003. The increase from 2002 to 2003 was primarily attributable to a $700,000 increase in revenues associated with purchased licenses related to the new contract for JForte, a $769,000 increase in sales generated from our CAC program, partially offset by a $823,000 decrease in our KMI related licensing with GD and $137,000 decrease from the completion of a three year contract with an agency of DoD in 2003. We expect licensing revenues to continue to increase during 2004 based on incremental sales under the CAC program coupled with increased sales of our Profile Management software.

     PRODUCT GROSS MARGIN

         Product gross margin increased as a percentage of net product revenues from 61% during 2002 to 63% during 2003. The increase was primarily attributable to reduced costs of products sold and a change in the mix of products sold during 2003 as compared to 2002. We expect product gross margins to remain at similar levels for 2004.

     SERVICE GROSS MARGIN

         Service gross margin decreased as a percentage of service revenues from 75% during 2002 to 62% during 2003. The margin percentage decrease was primarily attributable to higher labor costs on our new service contracts. We expect service gross margin percentages to continue to decrease somewhat during 2004 due to increased cost estimates for the JForte project. We also expect that certain compensation costs formerly considered research and development expenses prior to 2003 will continue to be included as cost of sales in 2004 due to the JForte contract, thereby matching labor costs with related revenues. The term of the JForte contract is approximately 18 months for a total revenue of $3.9 million with approximately $3.0 million of total contract revenue recognized in 2003, and the remaining $899,000 of revenue expected to be recognized by mid 2004.The first phase of this contract is scheduled for completion in mid 2004, and an agreement for development of additional features has not been reached.

     LICENSE GROSS MARGIN

         License gross margin decreased as a percentage of license revenues from 90% during 2002 to 81% during 2003. The margin percentage decrease was primarily attributable to increased costs associated with our JForte program licensing costs. We expect the annual license gross margin percentages during 2004 to remain at 2003 levels based on our projected sales mix for 2004.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses increased 2% from $6.8 million during 2002 to $7.0 million during 2003. The increase was primarily attributable to a $1.1 million charge ($1.3 million charge recorded during the quarter ended June 30, 2003, less a $209,000 decrease in estimated accrued liability recorded during the quarter ended September 30, 2003) related to the settlement with Research Venture, LLC (see note 9 to the consolidated financial statements included in this report) partially offset by a recovery of expense in the amount of $532,000 related to the final settlement with Research Venture, LLC (see note 9 to the consolidated financial statements included in this report), reductions in workforce, and compensation levels of approximately $803,000 . As a percentage of total revenues, S,G&A expenses decreased from 59.8% in 2002 to 51.3% in 2003. The percentage decrease was the result of our success in increasing total revenues by $2.1 million (17%) while increasing S,G&A expenses by only $141,000 (2%). The amounts related to the final settlement with Research Venture, LLC are expected to be non-recurring and, therefore, we anticipate S,G&A to increase in 2004. As we expand our marketing and sales efforts, we believe S,G&A expenses as a percentage of revenues will increase in advance of achieving increased revenues. We anticipate a reduction in professional fees because we require only one independent auditor to issue audit reports and consents for current regulatory filings.

     RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses decreased 14% from $4.9 million during 2002 to $4.2 million during 2002. The decrease was primarily attributable to reductions in work force and compensation levels in 2002. As a percentage of total revenues, R&D expenses decreased from 42.9% in to 31.1% in 2003. As noted in the discussion of Service Gross Margin above, certain compensation costs formerly considered R&D expenses prior to 2003 are included as cost of sales in 2003. We expect R&D expenses to continue to decrease during 2004 based upon our forecast of completing the design of our Profile Manager and Forte chip.

     RESEARCH AND DEVELOPMENT - WAVE SYSTEMS CORP.

         Effective August 31, 2002, we terminated a development contract with Wave Systems Corp. By canceling the development contract, we no longer incur the monthly development charge of $278,000. This caused a reduction of $1.0 million in expenses in 2003 as compared to 2002.

     REALIZED GAIN ON TRADING SECURITIES

         During 2003, we recognized a gain of $120,000 from selling 57,000 shares of our holdings in Wave Systems Corp. for $170,000. The gain of $120,000 was partially offset by losses on trading securities in the amount of $18,000. We expect no further gains or losses since we did not hold any trading securities at December 31, 2003.

     INTEREST EXPENSE, NET

         Interest expense, net increased 7% from $672,000 during 2002 to $717,000 during 2003. The increase was primarily attributable to the increase in accrued interest from notes payable and interest expense related to settlement with certain vendors. We expect interest expense to decrease since the level of debt was reduced during the fourth quarter of 2004 with proceeds from the issuance of shares of Series A Preferred Stock. In lieu of interest costs, we will be paying dividends on the Series A Preferred Stock (see note 15 to the consolidated financial statements included in this report).

     NON-CASH INTEREST AND FINANCING EXPENSE

         Non-cash interest and financing expense increased by $2.2 million, or 175%, from $1.3 million during 2002 to $3.5 million during 2003. The increase is related to charges for the repricing of previously issued warrants and the recognized value of warrants and beneficial conversion features for financings entered into in 2003, together with the amortization of other debt issue costs previously recorded. We expect non-cash interest and financing expense to decrease for 2004 since the level of interest-bearing debt was reduced in November 2003 in conjunction with the Series A Preferred Stock financing (see note 15 to the consolidated financial statements included in this report), and because of the loss on conversion charges of $2.3 million recorded relative to unamortized costs of debt converted into Series A Preferred Stock.

         The convertible secured promissory notes issued on April 16, 2002, contain a beneficial conversion feature. When a convertible security contains a conversion price that is less than quoted trading price of a company's common stock at the date of commitment, then the difference between the conversion price and the common stock price is called a beneficial conversion feature. Emerging Issues Task Force ("EITF") Issue No. 00-27, which revised EITF Issue No. 98-5, requires both the recording of a discount to recognize the computed value of the conversion feature and amortization of the amount recorded over the term of the security.

         Of the aggregate $5.8 million convertible secured promissory notes issued on April 16, 2002, we allocated approximately $2.6 million to the value of the warrants and the remaining $3.2 million to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $1.1 million and $1.3 million during 2002 and 2003, respectively.

         In connection with issuances of the April 16, 2002 convertible secured promissory notes and warrants, we incurred approximately $741,000 of debt issuance costs comprised of legal and professional fees, in addition to $183,000 in value calculated for the 110,000 warrants issued to the placement agent in the transaction. These costs, which are included in other assets, are being amortized over the term of the convertible secured promissory notes. Amortization of these costs totaled $142,000 and $200,000 during 2002 and 2003, respectively.

         In connection with the issuance of 1,762,895 common shares related to the exercise of certain warrants by Mr. Kiphart, Crestview Capital Fund, L.P. and Crestview Capital Fund II, L.P. (see note 9 to the consolidated financial statements included in this report), we recorded a charge for the re-pricing of the exercised warrants of $925,000 as non-cash interest during 2003. There was no similar charge during 2002.

         In connection with a now expired forbearance agreement, we issued to Richard P. Kiphart and other note holders a total of 200,000 common shares in full satisfaction of certain interest amounts incurred through August 31, 2003, together with all penalties and costs through November 30, 2003, related to securities issued after April 2002. During 2003, we recorded a non-cash charge of $190,000 related to these issuances. There were no similar charges during 2002.

         In connection with the Series A Preferred Stock financing (see note 15 to the consolidated financial statements included in this report), we expect there will be continued non-cash charges relative to a conversion price that was below market at the time of commitment and relative to warrants to purchase common stock issued with the Series A Preferred Stock. With the required registration statement being declared effective in January 2004 (see note 15 to the consolidated financial statements included in this report) and as part of the exchange by holders of previously issued notes for Series A Preferred Stock, we anticipate charging directly to stockholders' equity the unamortized balances related to warrants and beneficial conversion features. The unamortized balances related to warrants and beneficial conversion features related to previously issued notes that remain outstanding will continue to be amortized through non-cash charges over the life of those remaining notes.

     LOSS ON CONVERSION OF DEBT

         In conjunction with the issuance of the April 16, 2002 convertible secured promissory notes, certain warrants were issued and were recorded as debt discount in the amount of approximately $2.6 million (see note 9 to the consolidated financial statements included in this report). Based on EITF No. 00-27, the governing accounting pronouncement, the discounts were amortized over the period from the date of issuance to the maturity date of the notes. On November 19, 2003, with the exception of $1.9 million in principal, the April 16, 2002 convertible secured promissory notes and warrants were exchanged in a private placement for Series A Preferred Stock (note 15 to the consolidated financial statements included in this report). As such, we recorded a $2.1 million non-cash interest charge related to the unamortized balance of warrant values and beneficial conversion feature of April 16, 2002 convertible secured promissory notes that were exchanged for Series A Preferred Stock. The $2.1 million non-cash interest charge was recorded as a loss on conversion of debt in our consolidated statement of operations. We will continue to amortize a non-cash interest charge related to the unamortized warrant values and beneficial conversion feature balances of approximately $1.1 million relative to the remaining April 16, 2002 convertible secured promissory notes that were not exchanged for Series A Preferred Stock (note 15 to the consolidated financial statements included in this report). There was no similar charge during 2002. In January 2004, approximately $626,000 of the remaining $1.9 million in principal converted into shares of common stock. We expect to record a approximately $343,000 as a loss on conversion in the first quarter of 2004, which will further reduce the unamortized warrant values and beneficial conversion feature balances of relative to the remaining April 16, 2002 convertible secured promissory notes to approximately $728,000.

         In connection with issuances of the April 16, 2002 convertible secured promissory notes and warrants, we incurred approximately $741,000 of debt issuance costs comprised of legal fees, placement agent fees, and $183,000 in value calculated for the 110,000 warrants issued to the placement agent in the transaction (note 9 to the consolidated financial statements included in this report). On November 19, 2003, with the exception of $1,986 in principal, the April 16, 2002 convertible secured promissory notes were exchanged in a private placement for Series A Preferred Stock (note 15 to the consolidated financial statements included in this report). As such, we recorded a $197,000 non-cash interest charge related to the unamortized balance of debt issuance costs and warrant value in relation to the April 16, 2002 convertible secured promissory notes that were exchanged for Series A Preferred Stock (note 15 to the consolidated financial statements included in this report). The $197,000 non-cash interest charge was recorded as a loss on conversion of debt on our consolidated statement of operations during 2003. The remaining costs, which are included in other assets, are being amortized over the term of the remaining April 16, 2002 convertible secured promissory notes that were not exchanged for shares of Series A Preferred Stock. There was no similar charge during 2002.

         In conjunction with the issuance of a promissory note issued to Richard
P. Kiphart of $500,000 on January 22, 2003, certain warrants were issued and were recorded as debt discount in the amount of approximately $60,000 (note 9 to the consolidated financial statements included in this report). Based on EITF No. 00-27, the governing accounting pronouncement, the discounts were amortized over the period from the date of issuance to the maturity date of the notes. On November 19, 2003, this note was exchanged for shares of Series A Preferred Stock (note 15 to the consolidated financial statements included in this report). As such, we recorded a non-cash charge of $41,000 related to the unamortized balance of warrant value relating to the note that was held by Mr. Kiphart, and exchanged for Series A Preferred Stock (note 15 to the consolidated financial statements included in this report). The $41,000 non-cash interest charge was recorded as a loss on conversion of debt on our consolidated statement of operations. There was no similar charge during 2002.

     LOSS FROM EQUITY INVESTEE

         In January 2002, we formed SSP Gaming to conduct all business and any required financing activities relative to the gaming industry. In June 2002, SSP Gaming and the Venetian Casino Resort, LLC ("Venetian") executed an operating agreement to form Venetian Interactive ("VI"). The intended purpose of VI was to provide management services, consulting services, financial services, intellectual property licensing services, and equipment to the online gaming industry in venues and to develop and operate Venetian-branded casino sites. In 2002, SSP Gaming recorded $248,000 as a loss from equity investee, which represented its pro rata portion of the VI net loss. SSP Gaming also recorded $410,000 as a loss from equity investee, which represented its pro rata portion of the VI net loss up through June 2003.

         In June 2003, the Venetian sent a letter to SSP Gaming demanding funding, or alternatively taking action to terminate the VI operating agreement for failure of SSP Gaming to meet its funding commitment and threatening to take action against SSP Gaming in the matter even though the outcome of the reassessment was not known. SSP Gaming declined to contribute additional capital, thereby giving VI the ability to declare SSP Gaming in default (see note 8 to the consolidated financial statements included in this report). While SSP Gaming disputes the circumstances cited by the Venetian, due to the uncertainty regarding the VI agreement, during the quarter ended June 30, 2003, we recorded an impairment charge equal to the remaining $142,000 book value of our investment in VI, thereby reducing the carrying value of this investment to $0 at June 30, 2003. As of December 31, 2003, the balance of equity investment in affiliate remained at $0. As such, SSP Gaming did not record any loss from equity investee after June 30, 2003, which would have represented its pro rata portion of the VI net loss. Since the members of SSP Gaming could not agree on future capitalization of VI, the operating agreement of VI was terminated in August 2003 by the Venetian, and we are no longer engaged in this business.

     OTHER EXPENSE, NET

         Other expense, net, in 2002 was $33,000, which consisted of gains resulting from settlements with vendors in the amount of $141,000, $28,000 in expenses associated with the unoccupied Spectrum building, $13,000 in income related to revisions of estimated liabilities, a $153,000 note discount associated with the repayment of a note from our co-chairman and $42,000 write-off of interest receivable associated with the same note. Other income, net, in 2003 was $42,000 which consisted of $143,000 of gain from settlement of vendor payables, $7,000 of miscellaneous income partially offset by a charge of $108,000 related to the settlement of an EPA claim (see note 20 to the consolidated financial statements included in this report). We cannot predict other expense (income) for 2004.

     INCOME TAXES

         For 2002, the income tax of $2,000 represents the minimum required amount for state franchise taxes. For 2003, the income tax of $3,000 represents the minimum required amount for state franchise taxes. We do not expect any substantial changes to income tax expense in 2004, as we have substantial net operating loss carryforwards available to offset taxable income .

     LOSS FROM DISCONTINUED OPERATIONS

         During the first quarter of 2003, management decided to discontinue the operations of Pulsar, which was engaged in the network deployment business, and to focus solely on our core business of information security products and services (see note 1 to the consolidated financial statements included with this report). Loss from discontinued operations decreased 92% from 2002 to $106,000 during 2003. Loss from discontinued operations during 2002 primarily consisted of Pulsar incurring S,G&A expenses of approximately $700,000 and an impairment charge of $599,000 related to Pulsar intangibles. Loss from discontinued operations during 2003 relates to the final winding down activities of Pulsar during the quarter ended March 31, 2003. We expect no further activity from discontinued operations.

     BACKLOG

         As of March 23, 2004, we had backlog of $1.8 million, of which $1.4 million, or 78%, was related to licenses and services and $393,000, or 22%, was related to information security products. The license and service backlog consisted of $995,000 related to our contracts with or sales to government agencies and $601,000 related to our subcontract with GD. Orders are subject to cancellation in certain circumstances, and backlog may therefore not be indicative of future operating results. At December 31, 2002 and 2003, the total backlog was $1.6 million and $1.9 million, respectively. As of December 31, 2003, 83% of our backlog was related to licenses and services and 17% was related to information security products. As of December 31, 2003, the license and service backlog mainly consisted of $938,000 related to our contracts with DoD and $602,000 related to our subcontract with GD.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

         In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the VIE.
The primary beneficiary is the entity, if any, that will absorb a majority of the VIEs' expected losses, receive a majority of the VIEs' expected residual returns, or both.

         Among other changes, the revisions of FIN 46R clarified some requirements of the original FIN 46, which had been issued in January 2003, eased some implementation problems, and added new scope exceptions. FIN 46R deferred the effective date of the interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the interpretation to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2003 and 2002, we believe that we are not a primary beneficiary of any VIE's.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, we had working capital of $5.5 million. We incurred a net loss of $9.5 million from operations for 2003 and we expect to incur additional losses in 2004. On November 19, 2003, we sold 2,150 shares of Series A Preferred Stock and investor warrants for a total amount of $15.0 million, of which $9.5 million was for new capital and $5.5 million was issued in exchange for cancellation of previously issued promissory notes. The Series A Preferred Stock financing provided us with a significant amount of cash, which improved our working capital position. The December 31, 2003 cash balance of $6.2 million was mostly comprised of the cash proceeds received from the issuance of the Series A Preferred Stock. Given our December 31, 2003 cash balance and the projected operating cash requirements, we anticipate that existing capital resources will be adequate to satisfy cash flow requirements through December 31, 2004. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under our accounts receivable financing.

         Cash used in operations for 2003 was $5.9 million compared to $7.0 million during 2002 The decrease in cash used in operations was primarily attributable to a reduction in operating loss for the yearly period and increases of $108,000, $74,000 and $116,000 in accounts receivable, inventory and prepaid expenses, respectively. Also, the decrease in cash used in operations was partially offset by decreases of $3.3 million and $257,000 in accounts payable and deferred revenue, respectively. We expect to continue to use cash in operations due to existing current liabilities that will need to be paid in 2004.

         Cash provided by investing activities for 2003 was $116,000 compared to $430,000 for 2002. The change in cash provided by investing activities during 2003 was primarily attributable to our having sold a lesser amount of trading securities during 2003 as compared to 2002. Cash provided by investing activities in 2003 and 2002 was primarily attributable to proceeds from the sale of trading securities of $174,000 and $1.1 million, respectively. We did not hold any trading securities as of December 31, 2003. Also, in 2002 there was cash used of $700,000 for investment in equity investee. We do not expect any significant increases or decreases from cash provided by or used in investing activities in 2004.

         Cash provided by financing activities for 2003 was $11.4 million compared to $3.9 million during 2002. The cash provided by financing activities during 2003 was primarily attributable to the issuance of Series A Preferred Stock, which raised $9.5 million of new cash proceeds (see note 15 to the consolidated financial statements included in this report), and additional borrowings of $3.3 million required for working capital issued under notes payable partially offset by principal payments on note payables of $980,000. Also, in 2003 we borrowed from and repaid related parties an aggregate of $40,000. As part of the $3.3 million of additional borrowings, $1.25 million was related to the September 2003 Bridge Loan (see note 5 to the consolidated financial statements included in this report). Also, during September 2003, we received cash proceeds of $750,000 in connection with the exercise of certain warrants (see note 9 to the consolidated financial statements included in this report) and issued 1,500,000 shares of our common stock. Also, we used $802,000 cash in the payment of costs related to the issuance of Series A Preferred Stock. We expect to raise additional cash through financing activities in 2004, through inducements to existing warrant holders, or other debt or equity placements.

         During 2003, we sold the remainder of our investment securities for approximately $174,000. As of December 31, 2003, accounts receivable totaled $1.7 million as compared to $1.6 million as of December 31, 2002. This increase was mainly attributable to increased revenues in 2003 primarily associated with the funded JForte development project. Accounts payable of $1.1 million as of December 31, 2003 decreased from $4.4 million as of December 31, 2002. The decrease is attributable primarily to payments and settlements on balances due to vendors. Accrued liabilities increased from $1.3 million at December 31, 2002, to $1.5 million as of December 31, 2003, partially due to increased accruals for declared dividends on our Series A Preferred Stock in the amount of $139,000 and an accrual of $108,000 for a possible settlement of an EPA claim (see note 20 to the condensed consolidated financial statements included in this report). We expect accounts receivable to remain level until we experience a change in revenues. We anticipate the trend of lower accounts payable to continue until revenues increase and the increased operations require an expanded workforce. We expect the trend of higher accrued liabilities to continue to reflect dividends payable on our Series A Preferred Stock, and to reflect the $373,000 accrued settlement cost for Research Venture. If not required to be fulfilled at an earlier date by Research Venture, the accrued settlement liability expires at the end of August 2004 when any remaining unsold shares become eligible for sale under Rule 144.

         We have incurred net losses and negative cash flows from operations for the last several years, and as of December 31, 2003, we had an accumulated deficit of $118 million. We have financed our past operations principally through the issuance of common stock in a public offering in June 1999, the issuance of convertible debt and the issuance of convertible preferred stock in private financing arrangements through December 2003. The net proceeds from our public offering were approximately $35.3 million. The proceeds from the issuance of convertible debt for 2002 were $4.8 million. From November 2002 through October 2003, we raised $3.9 million through bridge financings through which we issued both secured convertible promissory notes and secured promissory notes. We raised approximately $9.5 million in cash proceeds through the issuance of Series A Preferred Stock in November 2003. We have also issued notes and common stock to settle or restructure previously executed agreements.

         Over the past three years, we have spent substantial sums on R&D activities. During that time period, we incurred substantial losses from continuing operations. While we believe the R&D expenditures created significant future revenue producing opportunities, some of the related products are just entering production. We are currently involved in sales pursuits relative to these products that, if successful, we believe will generate significant revenues. However, unless we receive orders for these new products, we will not be able to support the planned level of R&D activity. While we have reduced our R&D staffing levels, if sales fail to materialize, we will need to further reduce expenses through additional reductions in staff.

         The combination of reduced accounts receivable financing availability and the unwillingness of primary vendors of our now discontinued network deployment business to sell additional product to us on open account because of significant past due amounts caused a substantial reduction in the sales and related cost of sales during 2002, which in turn reduced cash flow. The reduced cash flow impaired our ability to meet vendor commitments as they became due. Due to the intensive capital requirements and low margin returns, during the quarter ended March 31, 2003 we decided to exit the Pulsar line of business and, as a result, we subsequently wound down the Pulsar operations.

         In November 2000, we executed an alliance agreement with EDS for the marketing of our products to EDS customers. This alliance called for a joint working relationship between the two companies, was non-exclusive and had a term of ten years. On August 27, 2001, EDS and we executed a letter of intent and temporary working agreement whereby EDS supplied software and hardware for re-sale to Pulsar customers. Under this agreement, as of December 31, 2002, $1.0 million remained outstanding and unpaid to EDS for purchases of hardware and software. EDS and we executed a Master Services Agreement dated as of November 14, 2001 ("MSA") whereby beginning December 1, 2001 and ending December 31, 2006, EDS and we established a strategic teaming relationship to implement, sell and deliver a set of secure transaction processing offerings based upon a trust assurance network ("TAN"). The MSA task order required that we pay a monthly fee of $44,000 for account, test and lab management services beginning January 1, 2002. On June 30, 2003, EDS and we executed a Termination and General Release Agreement ("TGRA") whereby the MSA has been terminated effective December 31, 2002. Pursuant to the TGRA, we agreed to pay EDS a total of $230,579 prior to December 1, 2003 related to past due charges and, accordingly, EDS and we released each other from further obligation, thereby terminating the MSA. As of December 31, 2003, we had made the payments due as required under the TGRA and we have no further liability owed to EDS.

         During 2001, we arranged for the lease of two buildings approximating 63,000 square feet that were under construction and were subsequently completed in the Spectrum area of Irvine, California from an entity that was partially owned by our co-chairman, Mr. Shah. On one building totaling approximately 23,000 square feet, we sublet one-half of the building on terms and conditions matching the underlying lease. The sublease was with a related party company owned by our co-chairman, Mr. Winkler. While that company made a lease deposit, it did not make any monthly rent payments. In October 2002, we restructured our lease obligations with our landlord, Research Venture, LLC, for the two buildings. This restructuring and settlement revised the estimate of anticipated costs relative to the disposition of one of the building leases that was recorded in 2001 in the amount of $2.2 million, which was net of anticipated offsetting sublease income. As a result of the restructuring and settlement, we increased stockholders' equity by $1.7 million through the issuance of common stock valued for financial reporting purposes at $956,000 and recorded a gain of $700,000 for 2002. The settlement required us to issue 959,323 shares of common stock, pay $500,000 in cash over a one-year period, cancel the lease on one building approximating 23,000 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40,000 square feet for an initial monthly rental rate of $55,000 plus common area costs beginning in December 2002. The first payment of $75,000 toward the $500,000 was made as scheduled in December 2002, with additional payments scheduled of $100,000 due in March 2003, $150,000 due in June 2003 and a final payment of $175,000 due in September 2003. We did not timely make the full $150,000 payment that was due in March 2003. Although we subsequently paid the balance of the March payment, we did not pay the full $150,000 due in June 2003. Although we subsequently tendered the full amount due, the late payment meant we were in default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against us per prior stipulation in the amount of $2.7 million. As such, we recorded a $1.3 million accrued liability as of June 30, 2003, which consisted of the original judgment amount of $3.1 million less $456,000 of cash previously paid and $1.4 million of shares previously issued. On August 29, 2003, we entered into an agreement of settlement on stipulated judgment with Research Venture and paid cash of $865,000 and issued 414,450 common shares. As a result of this settlement, we adjusted the estimated accrued liability by $209,000 and the $500,000 obligation was satisfied as of September 30, 2003 (see note 9 to the consolidated financial statements included in this report). Because the registration statement covering the resale of the additional 414,450 common shares was not timely declared effective, Research Venture may seek a judgment obligating us to re-purchase the 414,450 shares for $373,000 less $.90 per share for shares sold prior to entry of a judgment, which amount is included in accrued liabilities at December 31, 2003. As part of this settlement the building lease was terminated, as such future rental payments are no longer expected. In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest.

         In October 2002, we terminated our accounts receivable financing arrangement with Wells Fargo Business Credit, Inc. and entered into a factoring agreement with Bay View Funding ("BVF"). The factoring agreement contains a maximum advance of $750,000, was for an initial term of three months, and we have the option to renew for successive three-month periods. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every 30-day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the 30-day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day period beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains representations, warranties, and covenants and requires a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750,000 or approximately $2,000 per month. The agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. We notified BVF of our failure to make certain payments on a timely basis and therefore requested but did not receive a waiver.

         Our significant fixed commitments with respect to note obligations, leases and inventory purchases as of December 31, 2003 were as follows:

                                                     PAYMENTS FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                           TOTAL        2004     2005 & 2006  2007 & 2008  2009 & AFTER
                                        ----------   ----------   ----------   ----------   ----------
CONTRACTUAL OBLIGATIONS
Convertible Notes Term Debt .........   $2,082,364   $   95,920   $1,986,444   $       --   $       --
Operating Leases ....................    2,064,299      547,186    1,188,490      295,496       33,128
Unconditional Purchase Obligations ..    1,042,205    1,042,205           --           --           --
Total Contractual Cash Obligations ..   $5,188,869   $1,685,311   $3,174,934   $  295,496   $   33,128

         In November 2003, we completed a private placement of Series A Preferred Stock that should provide adequate working capital through December 31, 2004. The amount of capital that we will need in the future will depend on many factors including, but not limited to:

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

         o    a downturn in the economy;

         o periodic analysis of our goodwill valuation that may require us to take additional write-downs in future periods; and

         o defaults on financing that will affect the availability of borrowings, or result in notes being declared immediately due and payable.

         Prior to completing the private placement of Series A Preferred Stock in November 2003, our financial condition was the result of several factors including the following:

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

         While we have a history of selling products in government markets, our new products that are just entering production after years of development have no sales history. Additionally, we are entering commercial markets with our products and are still developing acceptance of our products. We believe the private placement of Series A Preferred Stock completed in November 2003 will provide adequate resources to complete our first product offering for the commercial market that is now in beta testing, but there can be no certainty the commercial markets will be receptive to our offerings.

         We may elect to raise capital in the future, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued marketing of current product offerings together with development of new technology, products and services. There can be no assurance that we can raise additional financing in the future.

         In addition to the completion of the private placement of Series A Preferred Stock, we have also issued shares to pay obligations in several transactions. During 2003, we issued 92,304 shares of our common stock for rent payments relating to a facility lease, 714,383 shares of common stock to pay interest on long-term notes and 414,450 shares of common stock for payments relating to the final settlement of a facility lease. In the future, under terms of notes payable, warrants and convertible preferred stock, we may issue additional shares of common stock to pay interest and dividends.

         Based upon the private placement of Series A Preferred Stock completed in November 2003, together with forecasted sales and expense levels, we currently anticipate that existing cash, cash equivalents, investments, term-out arrangements with vendors and the current availability under our BVF factoring agreement will be sufficient to satisfy our contemplated cash requirements through December 31, 2004. However, our forecast is based upon certain assumptions, which may differ from actual future outcomes. We have incurred defaults under our financing agreements in the past, but believe we have adequate capital resources to satisfy our funding needs. In prior periods, we have notified BVF of our failure to make certain payments on a timely basis and requested a waiver of such default. Should we incur defaults in the future, we may not be able to draw funds in the future, which may affect our ability to fund our operations. Additionally, without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses.

RISK FACTORS

         AN INVESTMENT IN SHARES OF OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS REPORT, INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST OR MAINTAIN AN INVESTMENT IN SHARES OF OUR COMMON STOCK. THIS REPORT CONTAINS OR INCORPORATES BY REFERENCE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND INVESTORS COULD LOSE PART OR ALL OF THEIR INVESTMENT.

     WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES THAT MAY ADVERSELY AFFECT OUR BUSINESS AND OUR STOCKHOLDERS BY, AMONG OTHER THINGS, MAKING IT DIFFICULT FOR US TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO THE EXTENT NEEDED FOR OUR CONTINUED OPERATIONS OR FOR PLANNED EXPANSION.

         We may not become profitable or significantly increase our revenue. We incurred net losses of $9.5 million and $8.6 million for 2003 and 2002, respectively. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, it may be difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion.

     WE HAVE NOT GENERATED ANY SIGNIFICANT SALES OF OUR PRODUCTS WITHIN THE COMPETITIVE COMMERCIAL MARKET NOR HAVE WE ESTABLISHED A SUFFICIENT SALES AND MARKETING FORCE TO PROMOTE OUR PRODUCTS TO POTENTIAL COMMERCIAL CUSTOMERS, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS PERFORMANCE AND FUTURE PROSPECTS.

         Although we have had some success in selling our security solutions to government agencies, we are just beginning to enter the complex and competitive commercial market for digital commerce and communications security solutions. Potential customers in our target markets are becoming increasingly aware of the need for security products and services in the digital economy to conduct their business. Historically, only enterprises that had substantial resources developed or purchased security solutions for delivery of digital content over the Internet or through other means. Also, there is a perception that security in delivering digital content is costly and difficult to implement. Therefore, we will not succeed unless we can educate our target markets about the need for security in delivering digital content and convince potential customers of our ability to provide this security in a cost-effective and easy-to-use manner.

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

         The average selling prices for our products may decline as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. The pricing of products depends on the specific features and functions of the products, purchase volumes and the level of sales and service support required. We expect competition to increase in the future. As we experience pricing pressure, we anticipate that the average selling prices and gross margins for our products will decrease over product lifecycles. These same competitive pressures may require us to write down the carrying value of any inventory on hand, which would adversely affect our operating results and adversely affect our earnings per share.

     WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF ONLY ONE OF THOSE CUSTOMERS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         We depend on a limited number of customers for a substantial portion of our revenue. During 2002 and 2003, we derived 28% in each year, of our consolidated net revenue from a single customer, which was a different customer in each year. Many of our contracts with our significant customers are short-term. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of our significant customers, would adversely affect our business unless we were able to replace the revenue we received from those customers.

     OUR RELIANCE ON THIRD PARTY TECHNOLOGIES FOR SOME SPECIFIC TECHNOLOGY ELEMENTS OF OUR PRODUCTS AND OUR RELIANCE ON THIRD PARTIES FOR MANUFACTURING MAY DELAY PRODUCT LAUNCH, IMPAIR OUR ABILITY TO DEVELOP AND DELIVER PRODUCTS OR HURT OUR ABILITY TO COMPETE IN THE MARKET.

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

         Despite the precautions we take, third parties may copy or obtain and use our proprietary technologies, ideas, know-how and other proprietary information without authorization or may independently develop technologies similar or superior to our technologies. In addition, the confidentiality and non-competition agreements between us and our employees, distributors and clients may not provide meaningful protection of our proprietary technologies or other intellectual property in the event of unauthorized use or disclosure. Policing unauthorized use of our technologies and other intellectual property is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other information transmitted. Furthermore, the laws of other jurisdictions may afford little or no effective protection of our intellectual property rights. Our business, financial condition and operating results could be adversely affected if we are unable to adequately protect our intellectual property rights.

     WE MAY FACE HARMFUL CLAIMS OF INFRINGEMENT OF PROPRIETARY RIGHTS, WHICH COULD REQUIRE US TO DEVOTE SUBSTANTIAL TIME AND RESOURCES TOWARD MODIFYING OUR PRODUCTS OR OBTAINING APPROPRIATE LICENSES.

         There is a risk that our products infringe on proprietary rights of third parties. Regardless of whether our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us and we could incur significant expenses in defending them. If any infringement claims or actions are asserted against us, we may be required to modify our products or seek licenses for these intellectual property rights. We may not be able to modify our products or obtain licenses on commercially reasonable terms, in a timely manner or at all. Our failure to do so could adversely affect our business by preventing us from selling some or all of our products.

     OUR INABILITY TO MAINTAIN AND DEVELOP NEW STRATEGIC RELATIONSHIPS WITH PARTNERS AND SUPPLIERS COULD AFFECT OUR ABILITY TO OBTAIN OR SELL OUR PRODUCTS, AND PREVENT US FROM GENERATING SALES REVENUES.

         We obtain and market many of our products through strategic alliance and supplier agreements. The loss of any of our existing strategic relationships, or the inability to create new strategic relationships in the future, could adversely affect our ability to develop and market our products.

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

     ANY COMPROMISE OF PKI TECHNOLOGY WOULD ADVERSELY AFFECT OUR BUSINESS BY REDUCING OR ELIMINATING DEMAND FOR MANY OF OUR INFORMATION SECURITY PRODUCTS.

        Many of our products are based on public key infrastructure ("PKI") technology, which is the standard technology for securing Internet-based commerce and communications. The security afforded by this technology depends on the integrity of a user's private key, which depends in part on the application of algorithms, or advanced mathematical factoring equations. The occurrence of any of the following could result in a decline in demand for our information security products:

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

     WE MAY BE EXPOSED TO SIGNIFICANT LIABILITY FOR ACTUAL OR PERCEIVED FAILURE TO PROVIDE REQUIRED PRODUCTS OR SERVICES.

         Products as complex as those we offer may contain undetected errors or may fail when first introduced or when new versions are released. Despite our product testing efforts and testing by current and potential customers, it is possible that errors will be found in new products or enhancements after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance, or claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business. Because our customers rely on our products for critical security applications, we may be exposed to claims for damages allegedly caused to an enterprise as a result of an actual or perceived failure of our products. An actual or perceived breach of enterprise network or information security systems of one of our customers, regardless of whether the breach is attributable to our products or solutions, could adversely affect our business reputation. Furthermore, our failure or inability to meet a customer's expectations in the performance of our services, or to do so in the time frame required by the customer, regardless of our responsibility for the failure, could result in a claim for substantial damages against us by the customer, discourage customers from engaging us for these services, and damage our business reputation.

     IF USE OF THE INTERNET AND OTHER COMMUNICATION NETWORKS BASED ON INTERNET PROTOCOLS DOES NOT CONTINUE TO GROW, DEMAND FOR OUR PRODUCTS MAY NOT INCREASE.

         Increased demand for our products largely depends on the continued growth of the Internet and Internet protocol-based networks and the widespread acceptance and use of these mediums for electronic commerce and communications. Because electronic commerce and communications over these networks are evolving, we cannot predict the size of the market and its sustainable growth rate. A number of factors may affect market size and growth rate, including increases in governmental regulation and the continued ability of the Internet infrastructure and communications services to support growing demands, which ability could be adversely affected by, among other things, delays in development or adoption of new standards and protocols to handle increased levels of activity. If the use of electronic commerce and communications does not increase, or increases more slowly than we expect, demand for our products and services will be adversely affected.

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

        Sales to United States government agencies accounted for 37% and 18% of our consolidated revenues for 2003 and 2002, respectively. Our sales to these agencies are subject to risks that include:

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

         We rely on a limited number of vendors for certain components for the products we are developing. Any undetected flaws in components supplied by our vendors could lead to unanticipated costs to repair or replace these parts. We currently purchase some of our components from a single supplier, which presents a risk that the components may not be available in the future on commercially reasonable terms, or at all. For example, Atmel Corporation has completed the masks for production of a specially designed Forte microprocessor for which we developed the Universal Secure Access Operating Security System(TM) ("USA OSS"). Commercial acceptance of the Forte microprocessor will be dependent on continued development of applications to service customer requirements. Any inability to receive or any delay in receiving adequate supplies of the Forte microprocessor, whether as a result of delays in development of applications or otherwise, would adversely affect our ability to sell the Forte PKI card.

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

     OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT TEAM.

         Our founder, co-chairman, president, and chief operating officer, Kris Shah, has been with us since 1970, and our co-chairman and chief executive officer, Marvin Winkler, has been with us since August 2001. Mr. Shah's experience, technical expertise, industry knowledge and historical company knowledge would be extremely difficult to replace if we were to lose his services. Mr. Winkler provides us with unique perspectives on the marketing and productizing of our intellectual property for uses in the commercial market space, and future products for our government customers. The precise effect of the loss of services of either of them is difficult to predict. The loss of Mr. Shah, at a minimum, would result in significant costs to recruit, hire and retain a successor and may lead to impaired operating results while the successor was being recruited and transitioning into the position. We do not currently maintain key-man life insurance on the lives of either of these officers.

     THERE IS SIGNIFICANT COMPETITION IN OUR INDUSTRY FOR HIGHLY SKILLED EMPLOYEES, AND OUR FAILURE TO ATTRACT AND RETAIN TECHNICAL PERSONNEL WOULD ADVERSELY AFFECT OUR BUSINESS BY IMPAIRING OUR ABILITY TO EFFICIENTLY CONDUCT OUR OPERATIONS.

         We may not be able to attract or retain highly skilled employees. Our inability to hire or retain highly qualified individuals may impede our ability to develop, install, implement and service our software and hardware systems, to retain existing customers and attract new customers, or to efficiently conduct our operations, all of which would adversely affect our business. A high level of employee mobility characterizes the information security and networking solution industries, and the market for highly qualified individuals in computer-related fields is intense. This competition means there are fewer highly qualified employees available to hire, and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Furthermore, the hiring and retention of technical employees necessitates the issuance of stock options and other equity interests, which may dilute earnings per share.

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

     WE ARE UNABLE TO PREDICT THE EXTENT TO WHICH THE RESOLUTION OF LAWSUITS OR CLAIMS PENDING AGAINST US AND OUR SUBSIDIARY COULD ADVERSELY AFFECT OUR BUSINESS BY, AMONG OTHER THINGS, SUBJECTING US TO SUBSTANTIAL COSTS AND LIABILITIES AND DIVERTING MANAGEMENT'S ATTENTION AND RESOURCES.

         G2 Resources, Inc. and Classical Financial Services, LLC have filed complaints against our Pulsar subsidiary alleging that Pulsar breached a contract by failing to make payments to G2 Resources, Inc. in connection with services allegedly provided by G2. In April 2001, the court dismissed, for lack of prosecution activity for more than twelve months, the original complaint that G2 had filed against Pulsar in January 1998. G2 re-filed the action in May 2001. In 2002, the court moved this case into the same division handling other matters related to G2 and Classical Financial Services, LLC, and stayed any further action in this case pending the resolution of matters between G2 and Classical. We have been vigorously defending ourselves against the plaintiffs' claims and have asserted defenses and counterclaims.

         In June 2002, Research Venture, LLC filed two lawsuits against us alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. In October 2002, we negotiated a restructuring of our obligations under the leases. We subsequently defaulted on those obligations, and Research Venture obtained a judgment against us per prior stipulation in the amount of $2.7 million. In August 2003, we entered into a settlement agreement with Research Venture that imposes, among other things, registration obligations on us regarding shares of common stock that we issued to Research Venture. If we do not maintain compliance with those obligations, Research Venture may be entitled to entry of a stipulated judgment against us in an amount up to $373,000, less $.90 per share for shares sold prior to entry of a judgment.

         In June 2003, Venetian Casino Resort, LLC, or the Venetian, sent a demand letter to our subsidiary demanding funding, or alternatively taking action to terminate our subsidiary's operating agreement for failure of our subsidiary to meet its funding commitment and threatening to take action against our subsidiary in the matter. Subsequently, the Venetian sent a letter claiming to terminate the operating agreement. In the quarter ended June 30, 2003, we recorded an impairment charge of $142,000, which was equal to the remaining book value of our investment in our subsidiary.

         In December 2003, Shane Brophy, an ex-employee, filed a lawsuit alleging causes of action for breach of employment contract, unpaid wages and wrongful termination in violation of public policy arising from our termination of his employment in July 2003. We have responded to the complaint, but no discovery has been conducted. Therefore, we cannot quantify the outcome or exposure. However, we strongly deny the claims and believe the complaint is without merit. We will assert claims for damages against Mr. Brophy, and parties affiliated with him. Legal counsel for both parties has agreed to dismiss the complaint against us and have this matter settled through binding arbitration. There has been no dismissal or arbitration hearing set as of the date of this report.

         On February 6, 2004, we received notice from the Environmental Protection Agency ("EPA") regarding the Omega Chemical Superfund Site. The notice states that we are a potentially responsible party ("PRP") that contributed to the waste at the Omega Site. The notice also states that the amount of waste contributed to the Omega Site was a comparatively small quantity, or de minimis quantity. As such, the notice offers us the opportunity to resolve our liability for waste disposed at the Omega Site. The notice also states that if we accept the settlement offer, we can be released from further liability from the United States regarding the Omega Site as well as gaining contribution protection against lawsuits by other PRPs (see reference to Tolling Agreement below), who otherwise have claims against us. The settlement offer amount is $108,000, and we must accept and notify the EPA of such acceptance by May 7, 2004. We have been advised by our legal counsel and we believe that if we accept the settlement offer, there would be no further liability regarding this claim from the EPA, or other PRP's. While we plan to evaluate settlement alternatives in conjunction with a group of other de minimis parties, we have recorded a $108,000 liability as a one-time, non-recurring charge, which is reflected as other expense in the statement of operations for 2003.

         Related to the Omega Site, we entered into a Tolling and Waiver Agreement, dated January 1, 2004, (the "Tolling Agreement") with the Omega PRP Organized Group (the "Omega Group"). The Tolling Agreement states that the Omega Group has expended funds in response to the Omega Site and is committed to and will expend funds in the future in connection with the Omega Site. The Tolling Agreement states that the Omega Group has a claim against us for recoupment of costs previously spent and those that will be expended in the future on the Omega Site. As such, should we not complete the EPA settlement described above, the Tolling Agreement states that any unexpired statute of limitations shall be tolled in connection with any claims that the Omega Group and us have against each other in connection with the Omega Site.

         Any or all of these litigation matters and claims could subject us to substantial costs and liabilities and divert our management's attention and resources during our current and future financial reporting periods. If we believe it is probable that we will incur an estimable amount of expenses in connection with a litigation matter, we will include the estimated amount of expenses in accounts payable or accrued liabilities. If we feel unable to make a reasonable judgment as to the ultimate outcome of, or to assess or quantify our exposure relating to, a litigation matter, we will not include in our financial statements an estimated amount of expenses for that matter. Consequently, if we are unable during any financial reporting period to accurately estimate our potential liability in connection with a litigation matter, our financial condition and results of operations in future financial reporting periods may be adversely affected when we record any unreserved costs or liabilities we actually have incurred in connection with a litigation matter.

     GOVERNMENTAL REGULATIONS AFFECTING SECURITY OF INTERNET AND OTHER DIGITAL COMMUNICATION NETWORKS COULD LIMIT THE MARKET FOR OUR PRODUCTS AND SERVICES.

         The United States government and foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, including encryption technology. Any additional governmental regulation of imports or exports or failure to obtain required export approval of encryption technologies could delay or prevent the acceptance and use of encryption products and public networks for secure communications and could limit the market for our products and services. In addition, some foreign competitors are subject to less rigorous controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than us in the United States and in international security markets for Internet and other digital communication networks. In addition, governmental agencies such as the Federal Communications Commission periodically issue regulations governing the conduct of business in telecommunications markets that may adversely affect the telecommunications industry and us.

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

         We accounted for our August 2001 acquisition of BIZ as a purchase. Under the purchase method of accounting, the purchase price was allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from BIZ. The excess of the purchase price over BIZ's tangible net assets resulted in goodwill and other intangible assets. As of December 31, 2003, we had goodwill in the amount of $25.9 million.

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

     WE HAVE OUTSOURCED A PORTION OF OUR COMMERCIAL SOFTWARE DEVELOPMENT TO INDIA, WHICH COULD PROVE TO BE UNPROFITABLE DUE TO RISKS INHERENT IN INTERNATIONAL BUSINESS ACTIVITIES.

         We have contracted portions of our commercial software development activities to India in an effort to reduce our operating expenses. We are subject to a number of risks associated with international business activities that could adversely affect any operations we may develop in India and could slow our growth. These risks generally include, among others:

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

         South Asia has from time to time experienced civil unrest and hostilities among neighboring countries, including India and Pakistan. In April 1999, India and Pakistan conducted long-range missile tests. Since May 1999, military confrontations between India and Pakistan have occurred in disputed regions. In October 1999, the leadership of Pakistan changed as a result of a coup led by the military. Additionally, other events have heightened the tensions between India and Pakistan. If a major armed conflict or nuclear war involving India and any of its neighboring countries occurs, it could, among other things, prevent us from establishing or maintaining operations in India. If the successful conduct of operations in India becomes critical to any or all of our other operations, our business would be adversely affected to the extent we are unable to establish or maintain operations in India.

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

     THE RECENTLY COMPLETED SERIES A PREFERRED STOCK FINANCING AND WARRANT ISSUANCE WERE HIGHLY DILUTIVE, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

         In connection with a financing that closed on November 19, 2003, we issued shares of Series A Preferred Stock, convertible promissory notes, investor warrants and placement agent and exchange agent warrants that currently are exercisable for or convertible into or have been exercised for or converted into up to approximately 36,885,000 shares of common stock. The initial exercise and conversion prices of these securities ranged from $.01 per share to $1.50 per share, and most of these derivative securities had exercise or conversion prices that were below the $1.19 closing sale price of our common stock on that date. Therefore, the issuance of shares upon exercise or conversion of these derivative securities will be highly dilutive to the voting power and value of our common stock and could cause our stock price to fall.

     WE RECENTLY ANNOUNCED A PROPOSED MERGER AGREEMENT THAT CARRIES WITH IT KNOWN AND UNKNOWN RISKS ASSOCIATED WITH INTEGRATING TWO CORPORATE CULTURES AND PRODUCTS AND SUBSTANTIAL TRANSACTION COSTS THAT MAY ADVERSELY AFFECT OUR STOCK PRICE AND RESULTS OF OPERATIONS.

         On March 22, 2004, we announced the execution of a definitive merger agreement with SAFLINK, a developer and marketer of biometric software. Completion of the merger is subject to various conditions, including stockholder and third party consents, and involves substantial transaction costs. If the merger fails to close, we will have incurred significant transaction costs and may be liable to SAFLINK's for its costs and/or a $2 million termination fee under limited circumstances and may not be able to recover our costs or obtain a $2 million termination fee from SAFLINK, any of which circumstances would adversely affect our stock price and results of operations. If the merger is completed, the operations of the two companies must be integrated to achieve the benefits contemplated in executing the merger agreement. If the cultures of the two companies do not mesh properly or if SAFLINK's biometric product does not integrate properly with our products, the stock price and results of operations of the combined company would be adversely affected. To date, SAFLINK has not been profitable. The merger may cause events in the near future that will have an unknown effect on our operations and stock price.

     OUR OBLIGATION TO PAY A TERMINATION FEE UNDER CERTAIN CIRCUMSTANCES AND THE RESTRICTIONS ON OUR ABILITY TO SOLICIT OTHER ACQUISITION PROPOSALS MAY DISCOURAGE OTHER COMPANIES FROM TRYING TO ACQUIRE US.

         Until the merger with SAFLINK is completed or the merger agreement is terminated, with limited exceptions, the merger agreement prohibits us from entering into or soliciting any acquisition proposal or offer for a merger or other business combination with a party other than SAFLINK. We have agreed to pay SAFLINK a termination fee of $2 million under specified circumstances. These provisions could discourage other companies from trying to acquire us even though they might be willing to offer greater value to our stockholders than SAFLINK has offered in the merger.

     THE NON-CASH INTEREST EXPENSE REQUIRED IN CONNECTION WITH THE DETACHABLE WARRANTS AND BENEFICIAL CONVERSION FEATURES OF OUR APRIL 2002 FINANCING AND THE SERIES A PREFERRED STOCK AND WARRANTS ISSUED IN NOVEMBER 2003 MAY ADVERSELY AFFECT OUR STOCK PRICE.

         The secured convertible promissory notes we issued in April 2002 and the Series A Preferred Stock and replacement notes we issued in November 2003 are convertible into shares of our common stock at a conversion price below the market price of our common stock at the commitment date for each of those securities. In addition, the securities were accompanied by common stock purchase warrants with an exercise price below the market price of our common stock at the commitment date. Accordingly, under accounting guidelines, we were required to record a substantial non-cash charge as interest expense for the April 2002 notes and similar non-cash items for the Series A Preferred Stock and the warrants. These non-cash charges substantially increased our reported loss for 2003 and 2002 over the amount that would have otherwise been reported. The increases in our reported losses may cause a decline in our stock price.

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the 52-week period ended March 23, 2004, the high and low closing sale prices of our common stock were $.50 and $2.03, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

         As of March 23, 2004, we had issued and outstanding 38,138,998 shares of common stock, a majority of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. In addition, we have registered or were obligated to register for resale approximately 35,641,000 shares of common stock that were issuable or may become issuable under derivative securities that were outstanding as of that date. Our common stock historically has been thinly traded. While our recent trading activity has increased, if our stockholders seek to sell numbers of shares significantly in excess of our typical volume, the market price of our shares may decline. Any adverse effect on the market price for our common stock could make it more difficult for us to sell equity securities at a time and at a price that we deem appropriate.

     THE MARKET PRICE OF OUR COMMON STOCK COULD SUBSTANTIALLY DECLINE IF ALL OR A SIGNIFICANT PORTION OF OUR OUTSTANDING DERIVATIVE SECURITIES WERE CONVERTED INTO OR EXERCISED FOR SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OR EXERCISE AND THEN RESOLD INTO THE MARKET.

         As of March 23, 2004, we had outstanding 38,138,998 shares of common stock and also had outstanding preferred stock, options, warrants, and promissory notes that were then exercisable for or convertible into, or may become exercisable, for or convertible into approximately 35,641,000 shares of our common stock. If the conversion or exercise prices at which our outstanding derivative securities are converted or exercised are lower than the market price, immediate dilution will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion or exercise of our outstanding derivative securities, or even the perception that such sales could occur, could adversely affect the market price of our common stock. Therefore, a substantial decline in the value of our shares could result from both the actual and potential conversion or exercise of our outstanding derivative securities and the actual and potential resale of the underlying shares into the market.

     IF WE ARE UNSUCCESSFUL IN COMPLYING WITH OUR SECURITIES REGISTRATION OBLIGATIONS, WE MAY BE IN DEFAULT UNDER VARIOUS AGREEMENTS AND COULD FACE SIGNIFICANT PENALTIES AND A SUBSTANTIAL STIPULATED JUDGMENT.

         The agreements we entered into in connection with our issuance of secured convertible promissory notes and related warrants, our preferred stock and related warrants and in connection with settlement of litigation require us to, among other things, register for resale the shares of common stock issued or issuable under those arrangements and to maintain the effectiveness of the registration statements for an extended period of time. If we are unable to timely obtain and maintain effectiveness of the required registration statements or obtain appropriate waivers or if we default under the arrangements for any other reason, then the holders of the notes could, among other things, require us to pay substantial penalties, require us to repay the notes at a premium and/or foreclose upon their security interest in our assets, the parties to the settlement arrangements could take action against us that could include the filing of a substantial stipulated judgment, and the holders of the preferred stock and related warrants could require us to redeem their shares of preferred stock at a substantial premium. Any of these events would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by adversely affecting our cash flows.

     A SMALL NUMBER OF STOCKHOLDERS, WHO INCLUDE CERTAIN OF OUR OFFICERS AND DIRECTORS, HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES AND TO TAKE ACTION BY WRITTEN CONSENT WITHOUT A MEETING OF STOCKHOLDERS.

         As of March 23, 2004, our co-chairmen, Kris Shah and Marvin Winkler and certain of their family members and affiliates owned, in the aggregate, approximately 31% of our outstanding common stock. Those stockholders, if acting together with several other stockholders, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote. Further, those stockholders have the ability to take action by written consent on those matters without a meeting of stockholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. Also, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders, and may adversely affect the market price of our common stock.

ITEM 7. FINANCIAL STATEMENTS

         Reference is made to the financial statements included in this report beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As disclosed in our Form 8-K filed August 1, 2002, on July 25, 2002, we and our subsidiaries notified KPMG LLP ("KPMG"), the independent accounting firm that was engaged as SSP's principal accountant to audit our financial statements, that we intended to engage new certifying accountants, in effect terminating our relationship with KPMG. Our decision to change accountants was approved by our audit committee and board of directors. In connection with the audits of the two years ended December 31, 2001, and during the subsequent interim period through July 25, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its opinion. In addition, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.

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

ITEM 8A. CONTROLS AND PROCEDURES

         Our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003 that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act ), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2003, there were no changes in our "internal" controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is information regarding our executive officers and directors as of March 23, 2004:

NAME                             AGE    POSITION
----                             ---    --------
Marvin J. Winkler............... 49    Co-Chairman of the Board of Directors,
                                       Chief Executive Officer and Director
Kris Shah....................... 64    Co-Chairman of the Board of Directors,
                                       President, Chief Operating Officer,
                                       Secretary and Director
Thomas E. Schiff................ 53    Executive Vice President, Chief Financial
                                       Officer and Assistant Secretary
Gregg Amber (2)................. 47    Director
Ron R. Goldie (1) (2) .......... 52    Director
David A. Janes (1).............. 66    Director
____________

(1) Member of audit committee.
(2) Member of compensation committee.

         MARVIN J. WINKLER is our co-chairman of the board of directors, director and chief executive officer, positions he has held since August 2001 following our acquisition of BIZ. Prior to August 2001 and since April 2000, Mr. Winkler served as the chief executive officer and chairman of the board of directors and as a director of BIZ. Mr. Winkler founded BIZ to address the secure processing and applications required to ensure secure high-speed knowledge and financial transactions across the Internet. He also established the industry's first Core-To-Edge(TM) solution set of hardware, software and firmware products and applications for security in electronic commerce. In June 1999, Mr. Winkler partnered with principals of Broadcom Corporation to co-found Broadband Interactive Group ("BIG") to demonstrate the applications for interactive television in a convergent broadband media industry. In November 2001, BIG made an assignment for the benefit of its creditors. In August 1996, Mr. Winkler acquired Gotcha International, L.P., an apparel manufacturer, and served as its president and chief executive officer until July 2002. In August 2002, Gotcha filed for Chapter 11 bankruptcy protection in order to terminate the license of its domestic licensee. Gotcha filed a reorganization plan to re-pay creditors in full plus interest.

         KRIS SHAH is our co-chairman of the board of directors, president, chief operating officer and secretary. Mr. Shah has been our chairman of the board of directors and a director since he founded our company in 1970. He served as our chief executive officer from our founding through August 2001 and shared that position with Mr. Winkler from August 2001 through September 2003. Mr. Shah has served as our secretary since May 2001. In addition, from September 2000 until August 2001 and since September 2003, Mr. Shah has served as our president. Mr. Shah has served as our chief operating officer since September 2003. Mr. Shah's career has involved every major aspect of circuit design and chip packaging technology, including research and development, manufacturing, engineering, marketing and strategic planning. Before forming our company, Mr. Shah held management level positions at Hughes Aircraft Co., Fiberite Inc. and Bell Industries, Inc. Mr. Shah holds B.S. and M.S. degrees in mechanical engineering from the University of Southern California.

         THOMAS E. SCHIFF has served as our executive vice president and chief financial officer since our acquisition of BIZ in August 2001 and has served as our assistant secretary since October 2002. Prior to that, Mr. Schiff served as the executive vice president, chief financial officer, treasurer and secretary and as a member of the board of directors of BIZ since its inception in April 2000. From December 1998 to June 2001, he was an executive vice president and chief financial officer for SW Gotcha Acquisition Ltd and Gotcha International, L.P. From March 1996 to December 1998, Mr. Schiff was executive vice president and chief financial officer of Pacific Eyes & T's. Mr. Schiff was formerly a certified public accountant for the San Francisco office of Peat, Marwick, Mitchell. He holds a degree in economics from Stanford University and an M.B.A. degree from the Stanford Graduate School of Business.

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

         DAVID A. JANES joined our board in September 2003. Mr. Janes was commissioned an ensign in the U.S. Naval Reserve in 1959 and maintained an active participation until he retired, as a two star admiral, from the U.S. Naval Reserve in 1994. In 1997, Mr. Janes formed Janes Capital Partners, an investment banking firm specializing in mergers, acquisitions, and equity investments in manufacturing companies; he served as chairman and chief executive officer. In 1977, Mr. Janes founded California Manufacturing Enterprises; he served as chief executive officer until 1998. Mr. Janes continues to serve as a principal investor and director of Intri-Plex Technologies U.S. and Intri-Plex Technologies Thailand, a manufacturer of critical mechanical components for computer disc drives and heat dissipating substrate for computer chips. Mr. Janes also serves a number of organizations including the Orange County Council of Boy Scouts of America, where he serves as vice chairman, and the U.S. Naval Institute Foundation Board of Trustees and the Navy League of the U.S. Mr. Janes holds a B.S. degree in Economics from the University of Wisconsin and an M.S. degree in Finance from University of Wisconsin, Madison, Wisconsin.

         There are no family relationships among our officers and directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act, and the regulations thereunder require the directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons") to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities, and to furnish us with copies of all reports that they file.

         Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2003 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, all Section 16(a) filing requirements applicable to our reporting persons during 2003 were met, except that Joel K. Rubenstein and Gregory J. Clark each filed a late Form 4 to report respective transactions.

AUDIT COMMITTEE MATTERS

         During 2003, Ron R. Goldie, David A. Janes and the late Joel K. Rubenstein served as members of our standing audit committee, with Mr. Goldie serving as chair. Messrs. Goldie and Janes currently serve on our audit committee, with Mr. Goldie continuing as chair. Each of Messrs. Goldie and Janes meets the independence criteria prescribed by applicable law and the rules of the Commission for audit committee membership, is an "independent director" as defined in National Association of Securities Dealers, Inc. ("NASD") Rule 4200(a)(15) and meets the NASD's financial knowledge requirements, and Mr. Goldie, designated by our board of directors as our "audit committee financial expert" under Commission rules, meets the NASD's professional experience requirements as well. We are required by NASD rules to appoint an additional independent director to our audit committee prior to the earlier of February 1, 2005 or our next annual stockholders' meeting.

         Our audit committee operates pursuant to a written charter, which was amended and restated in February 2004 and complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the Commission and the NASD. A copy of the audit committee charter is being filed with this report. As more fully described in the charter, the audit committee is responsible for overseeing our accounting and financial reporting processes, including the quarterly review and the annual audit of our consolidated financial statements by our independent auditors.

CODE OF ETHICS

         Our board of directors has adopted a Code of Ethics that applies to all of our [directors,] officers and employees. We are preparing to post the code on our Internet website at www.sspsolutions.com and will provide a copy of the code to any person without charge, upon written request to our chief financial officer at our principal executive offices.

         We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provisions of the code that relate to one or more of the items set forth in Item 406(b) of Regulation S-B, by describing on our Internet website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

         Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table provides information concerning the annual, long-term and other compensation for 2003, 2002 and 2001 earned for services in all capacities as an employee by our chief executive officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 during 2003 (collectively, the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                           ANNUAL COMPENSATION                        AWARDS
                                                                                    OTHER           SECURITIES
            NAME AND                                                                ANNUAL          UNDERLYING       ALL OTHER
       PRINCIPAL POSITIONS         YEAR           SALARY            BONUS        COMPENSATION        OPTIONS       COMPENSATION
       -------------------         ----           ------            -----        ------------        -------       ------------
Marvin J. Winkler,                 2003         $192,724             --           $17,520 (9)         200,000           --
  Co-Chairman and                  2002         $130,954 (1)         --           $17,979 (4)          26,250           --
 Chief Executive Officer (1)       2001         $ 34,615             --           $ 6,400 (6)              --           --

Kris Shah,                         2003         $192,724             --           $19,920 (8)         200,000           --
  Co-Chairman, President           2002         $142,188 (1)         --           $25,200 (2)          26,250       $ 3,281 (3)
  Chief Operating                  2001         $236,908             --           $25,200 (2)              --           --
  Officer and Secretary

Richard M. Depew,                  2003         $133,800             --           $ 5,810 (11)             --       $ 9,800 (12)
  Former President and             2002         $165,156(1)(7)       --           $ 6,000 (5)          26,250           --
  Former Chief Operating           2001         $ 60,333             --           $ 2,500 (5)         220,000           --
  Officer (1)

Thomas E. Schiff,                  2003         $120,095          $ 25,000        $17,950 (10)        250,000           --
  Executive Vice President,        2002         $117,989 (1)         --           $14,400 (5)          18,750        $  729 (3)
  Chief Financial Officer and      2001         $ 48,096             --           $ 4,800 (5)          47,512           --
  Assistant Secretary (1)
____________

(1) Messrs. Shah, Winkler, Depew and Schiff had their annual salaries reduced by 10% along with all other employees in August 2002, and they deferred payment of additional salary amounts. Beginning August 1, 2002, their annual salaries paid were $87,500, $87,500, $148,750 and $112,500, respectively. Messrs. Shah, Winkler and Depew deferred payment of salary in the amounts of $29,200, $29,200 and $3,650, respectively, which are included in accrued liabilities as of December 31, 2002 and are included in the above table. Beginning in September 2003, Mr. Shah succeeded Mr. Depew as president and chief operating officer and no longer served as our co-chief executive officer. Mr. Schiff became our assistant secretary in October 2002. Also, in November 2003, new employment contracts for Messrs. Shah, Winkler and Schiff became effective, and Mr. Shah and Mr. Winkler were paid their deferred salary.

(2)  Represents a $19,200 car allowance and $6,000 in health insurance premiums.

(3) Represents matching company contribution to 401(k) plan on the same terms as were generally made available to all employees.

(4)  Represents a $12,000 car allowance and $5,979 in health insurance premiums.

(5)  Represents car allowance.

(6)  Represents car allowance and $2,400 in health insurance premiums.

(7) In August 2002, Mr. Depew had his annual salary reduced by 10% along with Messrs. Shah, Winkler, Schiff and all other employees, as described in note
     (1) above. When we declined to extend Mr. Depew's employment contract in August 2003, Mr. Depew denied that he had voluntarily agreed to the 10% salary reduction that had been accepted by all of our other employees, and he made a demand for payment of the difference between what he had been paid since August 2002 and the full salary amount stated in his employment contract. Therefore, at the termination of Mr. Depew's employment contract, we paid to him the difference between the $165,156 that was actually paid to him during 2002 (based upon our understanding that Mr. Depew had agreed to both reduce his salary along with all other employees and defer a portion of his compensation otherwise due) and his contractual annual salary of $175,000.

(8)  Represents a $16,800 car allowance and $3,120 in health insurance premiums.

(9)  Represents a $10,500 car allowance and $7,020 in health insurance premiums.

(10) Represents a $12,600 car allowance and $5,350 in health insurance premiums.

(11) Represents a $4,000 car allowance and $1,810 in health insurance premiums.

(12) Represents a $9,800 of accrued, but unpaid time off that was paid on at the date Mr. Depew's contract terminated.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding options granted in 2003 to the named executive officers. We did not grant any stock appreciation rights in 2003.

                                                                    PERCENT
                                                                   OF TOTAL
                                                                    OPTIONS
                                                  NUMBER OF        GRANTED TO
                                                 SECURITIES        EMPLOYEES    EXERCISE
                                     GRANT       UNDERLYING        IN FISCAL    PRICE PER   EXPIRATION
NAME                                 DATE     OPTIONS GRANTED      YEAR (1)       SHARE        DATE
----                                 ----     ---------------      --------       -----        ----
Kris Shah...................         7/31/03      200,000 (2)         6.51%      $  .81        7/31/13
Marvin J. Winkler...........         7/31/03      200,000 (2)         6.51%      $  .81        7/31/13
Thomas E. Schiff ...........         7/31/03      150,000 (2)         4.88%      $  .81        7/31/13
Thomas E. Schiff ...........        12/18/03      100,000 (2)         3.26%      $ 1.04       12/18/13
____________

(1) Based on options to purchase 3,072,000 shares granted to our employees during 2003.

(2) The option vests and become exercisable as to 20% of the underlying shares of common stock upon issuance. The option vests and becomes exercisable as to the remaining 80% of the underlying shares of common stock at the rate of 1/48th of the total shares underlying the option per month, commencing one month after the date of grant of the option.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES

         The following table provides information regarding the number of shares of common stock underlying exercisable and unexercisable stock options held by the named executive officers at December 31, 2003. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option. No options were exercised by the named executive officers during 2003.

                                                                        NUMBER OF
                                                                  SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                   SHARES                           DECEMBER 31, 2003              DECEMBER 31, 2003(1)
                                  ACQUIRED       VALUE        ----------------------------     ------------------------------
NAME                             ON EXERCISE   REALIZED       EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                             -----------   --------       -----------    -------------     -----------     -------------
Kris Shah...................            --        --           70,667          155,583         $   34,127      $ 84,236
Marvin J. Winkler...........            --        --           70,667          155,583         $   34,127      $ 84,236
Thomas E. Schiff............            --        --          305,112          201,199         $   32,550      $ 91,138
____________

(1) Based on the last reported sale price of our common stock of $1.39 on December 31, 2003 (the last trading day during 2003) as reported by The Nasdaq National Market, minus the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     KRIS SHAH

         On March 6, 2003, we executed a three-year employment agreement with Mr. Shah that became effective on November 20, 2003 following the closing of our Series A Preferred Stock financing on November 19, 2003. The employment agreement replaced a June 9, 1999 employment agreement that had similar terms. The agreement is subject to successive one-year renewals unless, at least 90 days prior to the expiration of the then-current term, either party gives notice of its intention not to renew.

         The agreement provides for a base salary of $210,000 per year for the first twelve-month period, with annual increases in the discretion of our compensation committee. Mr. Shah is entitled to receive bonuses between 0% and 100% of his base salary on a sliding scale based upon our annual revenue and earnings achievement. Mr. Shah is not entitled to a vehicle allowance. We pay the costs of medical benefit plans and dental, disability and life insurance premiums for Mr. Shah and his dependents.

         We are obligated to make payments to Mr. Shah upon termination of employment, depending on the circumstances surrounding the termination. If the agreement is terminated by Mr. Shah pursuant to the notice provision described above, or by us for due cause, or by Mr. Shah in breach of the agreement, Mr. Shah will have the right to exercise all vested stock options, receive his base salary and accrued vacation through the date of termination and receive benefits provided by retirement and benefit plans that are earned and vested through the date of termination.

         If the agreement is terminated by Mr. Shah for good reason, as defined in the agreement, or if we terminate the agreement other than for due cause or due to Mr. Shah's incapacity, death or retirement, he will be entitled to receive his base salary through the end of the month during which the termination occurred, plus credit for any unused vacation, at his then-current salary during the remainder of the term of the agreement or two years, whichever is longer. He will also be entitled to payment of a prorated incentive bonus for the fiscal year in which the termination occurs, and we will be required to maintain at our expense for his continued benefit all medical and life insurance to which he was entitled immediately prior to the date of termination (or, at Mr. Shah's election, immediately prior to the date of a change in control), for twelve months.

         If the agreement is terminated due to his death or incapacity, his estate or legal representative will be entitled to receive benefits provided by retirement and benefit plans that are earned and vested through the date of termination, a prorated incentive bonus for the fiscal year in which the termination occurs, and base salary payments for six months following the date of termination (less any payments he receives as a result of any disability insurance we maintain for his benefit).

         The agreement contains non-compete, confidentiality and non-disclosure clauses designed to protect our intellectual property. The agreement also contains a provision designed to preclude Mr. Shah from claiming rights to any products or technologies he develops while in our employ or for a two-year period following his termination.

         In addition, the agreement contains indemnification provisions under which we agreed to indemnify Mr. Shah if he is a party to or threatened to be made a party to, or is otherwise involved in any proceeding (other than a proceeding brought by us against him) by reason of the fact that he is or was an officer and/or director of our company or is or was serving at the request of employer as a director, officer, employee or agent of another enterprise, to the fullest extent permitted by Delaware law.

         On July 31, 2003, we issued to Mr. Shah a ten-year option to purchase up to 200,000 shares of common stock at an exercise price of $.81 per share. The option vested and became exercisable as to 40,000 shares of common stock immediately upon the date of grant and is scheduled to vest and become exercisable as to 1/48th of the total underlying shares each month beginning August 31, 2003.

     MARVIN J. WINKLER

         On March 6, 2003, we executed a contract with Mr. Winkler that contains the same terms and conditions as Mr. Shah's new contract and also became effective on November 20, 2003. On July 31, 2003, we issued to Mr. Winkler a ten-year option to purchase up to 200,000 shares of common stock at an exercise price of $.81 per share. The option vested and became exercisable as to 40,000 shares of common stock immediately upon the date of grant and is scheduled to vest and become exercisable as to 1/48th of the total underlying shares each month beginning August 31, 2003.

     THOMAS E. SCHIFF

         On April 15, 2003, we executed a contract with Mr. Schiff that contains substantially the same terms and conditions as Mr. Shah's and Mr. Winkler's new contracts and became effective on November 20, 2003, with the following differences:

         o His base salary was $160,000 per year, which was increased to $175,000 per year effective January 1, 2004 and

         o Mr. Schiff's employment is "at will" but his employment agreement contains a severance provision that provides that if Mr. Schiff's employment is terminated other than for cause, we are obligated to pay to him $175,000 in twelve equal monthly installments.

         On July 31, 2003, we issued to Mr. Schiff a ten-year option to purchase up to 150,000 shares of common stock at an exercise price of $.81 per share. The option vested and became exercisable as to 30,000 shares of common stock immediately upon the date of grant and is scheduled to vest and become exercisable as to 1/48th of the total underlying shares each month beginning August 31, 2003.

         On December 18, 2003 we issued to Mr. Schiff a ten-year option to purchase up to 100,000 shares of common stock at an exercise price of $1.04 per share. The option vested and became exercisable as to 20,000 shares of common stock immediately upon the date of grant and is scheduled to vest and become exercisable as to 1/48th of the total underlying shares each month beginning January 18, 2004.

COMPENSATION OF DIRECTORS

         On January 27, 2003, our board of directors granted stock options to our non-employee directors in consideration for their service on our board of directors and its committees. Taking into account options that previously had been granted to Messrs. Amber and Rubenstein, our board of directors granted to each of Messrs. Goldie and Gregory J. Clark options to purchase up to 150,000 shares of common stock, to Mr. Rubenstein an option to purchase up to 120,000 shares of common stock, and to Mr. Amber an option to purchase up to 95,000 shares of common stock. these options have an exercise price of $.6035 per share, which was equal to 85% of the closing price of a share of our common stock on the day preceding the date of grant. Mr. Clark resigned from our board of directors in July 2003, and his option later lapsed.

         Mr. Janes was appointed to our board of directors and audit committee on September 29, 2003 and received on October 8, 2003 an option to purchase up to 125,000 shares of common stock at an exercise price of $.80 per share. The January 27, 2003 and October 8, 2003 options vested and became exercisable as to 25% of the underlying shares immediately upon their respective dates of grant. The remaining 75% of the shares of common stock underlying those options shall vest and become exercisable in one-third increments immediately following our 2004, 2005 and 2006 annual stockholders' meetings. Those options also contained a vesting acceleration provision that is triggered by a removal of the director without cause or by a disposition of all or substantially all of our assets or business or a disposition of more than 50% of our voting power.

         Mr. Rubenstein passed away on February 2, 2004. Our board of directors approved the vesting of all options held by Mr. Rubenstein effective on the day of his death.

         Historically, our non-employee directors received reimbursement of travel expenses, but did not receive any cash compensation. Beginning in February 2003, we paid cash compensation to our non-employee directors serving on our board of directors and its committees in the annual amounts of $18,000 to Mr. Goldie, $10,000 to Mr. Amber and $15,000 to Mr. Rubenstein.

         Beginning March 1, 2004, we increased the annual cash compensation for our non-employee directors serving on our board of directors and its committees to the following:

                           Annual
         Name           Compensation        Committee Positions
         ----           ------------        -------------------

     Mr. Goldie          $30,000            Audit Committee Chairman;
                                               Compensation Committee Member
     Mr. Amber           $12,000            Compensation Committee Member
     Mr. Janes           $15,000            Audit Committee Member

         Directors are reimbursed for expenses incurred in attending board and committee meetings. No additional compensation is paid for attending meetings of committees of our board of directors on which directors serve. Mr. Clark resigned from our board of directors in July 2003. Upon his appointment to our board of directors and audit committee, Mr. Janes became entitled to annual compensation for his service as an audit committee member and board member.

In March 2004 we appointed Messrs. Goldie and Janes to a special negotiating committee of our board of directors in connection our proposed merger with SAFLINK. We paid $100,000 and $50,000, respectively, to Mr. Goldie and Mr. Janes for their services on the committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Since January 27, 2003, Messrs. Amber, and Goldie have comprised the compensation committee, together with Mr. Rubenstein until his death in February 2004. Mr. Amber served as our secretary from March 2000 until May 2001. Mr. Amber is a partner in the law firm of Rutan & Tucker, LLP which firm acts as our outside legal counsel but did not receive more than 5% of its 2003 gross revenues from us. Mr. Goldie has not served as an officer or employee of SSP. Prior to joining the board of directors in October 2002, Mr. Rubenstein performed limited consulting services for us, but did not receive more than 5% of his 2003 gross income from us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE

         As of the close of business on March 23, 2004, which is the record date, a total of 38,138,998 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

         o    each of our directors and director nominees;

         o each of our current executive officers who is named in the summary compensation table;

         o all of our directors, director nominees and executive officers as a group; and

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

         Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Commission, and generally includes voting or investment power with respect to securities. Except as indicated below, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants or underlying notes or preferred stock held by that holder that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

                                                                      BENEFICIAL OWNERSHIP
                                                                         OF COMMON STOCK
                                                                   ----------------------------
                                                                    NUMBER        PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                           OF SHARES      COMMON STOCK
------------------------                                           ---------      ------------
Kris Shah........................................................   5,863,776   (1)   15.34%
Marvin J. Winkler................................................   5,796,888   (2)   15.16%
Thomas E. Schiff.................................................     452,969   (3)    1.18%
Gregg Amber......................................................      95,454   (4)       *
Ron R. Goldie....................................................      37,500   (5)       *
David A. Janes...................................................      31,250   (6)       *
Richard P. Kiphart...............................................  13,907,294   (7)  28.60%
Wave Systems Corp................................................   3,530,283   (8)   9.26%

All directors and executive officers as a group (6 persons)......  12,246,679   (9)  31.57%

(1) Includes 435,301 shares held by the Chandra L. Shah Trust, of which Mr. Shah is the trustee; 435,301 shares held by the Leena Shah Trust, of which Mr. Shah is the trustee; 4,898,940 shares held by the Kris and Geraldine Shah Family Trust, of which Mr. Shah and his wife are the trustees and beneficiaries; and; 94,234 shares underlying common stock purchase options. Voting and dispositive power is held by Kris and Geraldine Shah as trustees. Mr. Shah is our co-chairman, president, chief operating officer and secretary.

(2) Includes 94,234 shares underlying common stock purchase options. JAW Financial, L.P. shares voting and dispositive power over these shares with JAW Lending, Inc., the general partner of JAW Financial, L.P., and Marvin J. Winkler, an executive officer and 50% shareholder of JAW Lending, Inc. Mr. Winkler is our co-chairman and chief executive officer.

(3)      Includes 338,056 shares underlying common stock purchase options.

(4)      Includes 90,250 shares underlying common stock purchase options.

(5)      Includes 37,500 shares underlying common stock purchase options.

(6)      Includes 31,250 shares underlying common stock purchase options.

(7) Includes 3,437,372 outstanding shares of common stock, 1,289,704 shares of common stock underlying the principal balance of, and estimated interest on, a retained note, 1,273,800 shares of common stock underlying an April 2002 warrant, 714,286 shares of common stock underlying an additional retained warrant, 166,667 shares of common stock underlying a September 2003 bridge warrant, 4,718,565 shares of common stock underlying Series A Preferred face amount and dividends, 1,153,450 shares of common stock underlying an A-1 warrant and 1,153,450 shares of common stock underlying an A-2 warrant. Mr.
         Kiphart is a principal of and manager - corporate finance at William Blair & Company, L.L.C. Mr. Kiphart's mailing address is
         c/o William Blair & Company, L.L.C., 222 West Adams Street,
         Chicago, IL 60606.

(8) Power to vote or dispose of the shares is held by Gerard T. Feeney as chief financial officer and Steven Sprague as chief executive officer. The address for Wave Systems Corp. is 480 Pleasant Street, Lee, MA 01238.

(9) Includes 11,592,404 outstanding shares of common stock and 654,275 shares of common stock underlying options.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                       BE ISSUED UPON EXERCISE        EXERCISE PRICE           EQUITY COMPENSATION
                                           OF OUTSTANDING         OF OUTSTANDING OPTIONS,       PLANS (EXCLUDING
                                          OPTIONS, WARRANTS              WARRANTS             SECURITIES REFLECTED
     PLAN CATEGORY                           AND RIGHTS                 AND RIGHTS               IN COLUMN (a))
     -------------                           ----------                 ----------               --------------
                                                 (a)                        (b)                        (c)
Equity compensation plans approved              4,268,527 (1)              $1.29                     8,439,169 (2)
  by security holders

Equity compensation plans not
  approved by security holders                         --                   --                           --

     Total                                      4,268,527                  $1.29                     8,439,169
____________

(1) Represents shares of common stock underlying options that are outstanding under our 1998 Stock Option Plan, our Second Amended and Restated 1999 Stock Option Plan, and the BIZ Interactive Zone, Inc. 2000 Stock Option Plan.

(2) Represents shares of common stock available for issuance under options that may be issued under our 1998 Stock Option Plan and our Second Amended and Restated 1999 Stock Option Plan.

CHANGES IN CONTROL

         In March 2004, we entered into an Agreement and Plan of Merger and Reorganization with SAFLINK. The merger agreement with SAFLINK contemplates that we will merge with a newly-formed wholly-owned subsidiary of SAFLINK and become a wholly-owned subsidiary of SAFLINK, with each share of our common stock being exchanged for 0.6 shares of SAFLINK common stock. The consummation of the merger is subject to the adoption by the our stockholders of the merger agreement, the approval by SAFLINK stockholders of the issuance of shares of SAFLINK common stock in the merger, and other customary closing conditions.

         A substantial number of shares of our common stock will potentially be issued upon conversion of derivative securities issued to investors and the placement agent and exchange agent in the Series A Preferred Stock financing and other bridge financing transactions. If beneficial ownership limitations are waived or otherwise become inoperative, the holders of those derivative securities may collectively be in a position to effectuate a change of control by converting their notes and preferred stock into, and exercising their warrants for, a number of shares of our common stock that represents in excess of 50% of our voting power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 2, 2000, we entered into a lease agreement for our principal executive offices with KRDS, Inc. Kris Shah, our co-chairman of the board, is also the majority stockholder and a director of KRDS, Inc. As of November 1, 2003, we owed KRDS a total of $213,311 under this lease, of which $178,145 was for rent and $7,126 was for late charges. We also pay the real property taxes and building insurance for the facility and as of November 1, 2003 had accrued $12,949 for taxes and $15,091 for insurance. KRDS is owned by Kris Shah and his brothers. In April 2002, we and KRDS entered into an agreement whereby, upon 60 days' notice, we or KRDS may cancel the remaining balance of the facility lease with no future liability beyond the date of termination. On December 1, 2003, we entered into a letter agreement whereby we agreed to rescind our right of cancellation pay a certain amount of late fees in exchange for KRDS' agreement to eliminate late charges of $7,126.

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

         In October 2000, we signed a development agreement with Wave Systems Corp ("Wave"), for the integration of EMBASSY-based systems with set-top box master reference designs of Broadcom Corporation. Wave owned approximately 16.1% of our issued and outstanding common stock as of November 7, 2003. To conserve cash and settle our liability under the development agreement, we entered into termination and mutual release agreement effective as of September 30, 2002 under which we issued to Wave 1,600,000 shares of our common stock and a $270,000 non-interest bearing promissory note that we converted into 200,000 shares of common stock on December 13, 2002 at the initial conversion rate of $1.35 per share. In September 2003, we registered for resale by Wave on Form S-3 the 1,800,000 shares of common stock issued in connection with the settlement.

         As described in Item 6 of this report, during 2001, we arranged for the lease of two buildings that were under construction and were subsequently completed in the Spectrum area of Irvine, California, from an entity that was partially owned by our co-chairman, Mr. Shah until August 2002. On one building, we sublet one-half of the building on terms and conditions matching the underlying lease. The sublease was with a related party company owned by our co-chairman, Marvin J. Winkler. No sublease payments were made. In October 2002, we restructured our lease obligations with landlord, Research Venture, LLC, for the two Spectrum buildings. The restructuring required the cancellation of the sub-lease with the company owned by Mr. Winkler. Until August 2002, Mr. Shah had an ownership interest in Research Venture, LLC.

         On December 18, 2001, we issued and sold convertible promissory notes to four individuals, in the aggregate principal amount of $2,500,000. Messrs. Shah and Winkler each purchased a note in the principal amount of $375,000 in this transaction. Their $375,000 notes bore interest at 8% per annum, initially were convertible into shares of our common stock at $3.60 per share and were due and payable on December 31, 2005. Messrs. Shah and Winkler waived their right to have the conversion price of these notes reduced to $1.00 per share in order to assist us in closing our private placement of April 2002 Notes and April 2002 Warrants. On April 16, 2002, we issued to Messrs. Shah and Winkler non-convertible unsecured promissory notes due December 31, 2005 in the principal amounts of $152,776 and $500,000, respectively, in connection with loans to us made by each of them. These notes bore interest at an annual rate of 10%. In June 2002, Messrs. Shah and Winkler exchanged all four of these notes, together with accrued but unpaid interest, for 419,119 and 690,257 shares of our common stock, respectively, at an above-market price of $1.30 per share.

         Mr. Amber, one of our directors, served as our secretary from March 2000 until May 2001. Mr. Amber is a partner in the law firm of Rutan & Tucker, LLP, which firm acts as our outside legal counsel but did not receive more than 5% of its 2001, 2002 or 2003 gross revenues from us.

         Under a Securities Purchase, Registration Rights and Security Agreement dated as of April 16, 2002, we issued an aggregate of $5,796,111 of secured convertible promissory notes due December 31, 2005 ("April 2002 Notes") and warrants to purchase an aggregate of 3,477,666 shares of our common stock at an exercise price of $1.30 per common share ("April 2002 Warrants") to six accredited investors in a private offering. The investors included Richard P. Kiphart. At the initial conversion and exercise prices, the April 2002 Notes and April 2002 Warrants beneficially owned by each of Mr. Kiphart were convertible for or exercisable into more than 5% of our outstanding shares of common stock if 4.999% beneficial ownership limitations contained in those securities had been disregarded.

         We issued the April 2002 Notes and April 2002 Warrants in exchange for $4,000,000 in cash and the cancellation of $1,796,111 of our outstanding 8% subordinated convertible notes dated December 18, 2001. The cancelled notes included a $1,500,000 note held by Mr. Kiphart. In conjunction with the November 19, 2003 closing of the Series A Convertible Preferred Stock financing, certain of the April 2002 Notes were exchanged for other securities. The April 2002 Warrants were either repriced concurrently with the closing of the Series A Preferred Stock financing or were repriced and exercised on a cashless basis prior to the closing of the Series A Preferred Stock financing. The April 2002 Warrants are three-year warrants that, as of the closing of the Series A Preferred Stock financing, had an exercise price equal to $1.25 per share and contain a cashless exercise provision.

         A total of $1,986,444 in principal amount of April 2002 Notes, held by Mr. Kiphart, and three other investors, remained outstanding following the closing of the Series A Preferred Stock financing. The retained April 2002 Notes are secured by all of our assets, mature on December 31, 2005 and bear interest at an annual rate of 10% payable quarterly in arrears in cash, or at our discretion, in shares of common stock at a price based upon the average of the closing sale prices of our common stock for the 30-day period ending on the day prior to the interest due date. We are subject to restrictive covenants related to the April 2002 Notes that prevent us from pledging intellectual property as collateral.

         Concurrently with the closing of the Series A Preferred Stock financing, we cancelled $1,500,000 in principal amount of April 2002 Notes held by Mr. Kiphart and others in exchange for the issuance of notes ("Additional Retained Notes") with substantially the same terms except that automatically upon approval at our 2003 annual stockholders' meeting the Additional Retained Notes converted in shares of our common stock at a conversion price of $.70. We issued a total of 2,142,856 shares of common stock for the conversion of the Additional Retained Notes, of which Mr. Kiphart received 1,428,571 shares of common stock. The Additional Retained Notes were accompanied by warrants to purchase up to an aggregate of 1,071,429 shares of common stock on terms identical to the A-1 warrants except that their exercise price is $1.00 per share, of which Mr. Kiphart received a warrant to purchase 714,286 of common stock.

         The principal balance of each April 2002 Note is convertible into shares of our common stock at the election of the holder at the initial conversion price of $1.00 per share. The outstanding principal balances of the April 2002 Notes and, at our option, any accrued and unpaid interest, automatically will convert into shares of common stock at the then-applicable conversion price if, prior to maturity, our common stock trades at or above $3.00 per share with average volume of 100,000 shares per day for 20 consecutive trading days and the registration statement that we filed to cover the resale of shares of common stock underlying the April 2002 Notes remains effective throughout each day of the 20 trading day period.

         In October 2002, we entered into a financing arrangement with Bay View Funding that included a factoring agreement that contained a maximum advance of $750,000. In conjunction with the arrangement, Messrs. Shah and Winkler executed validity guarantees but were not compensated by us for executing those guarantees.

         On November 14, 2002, we issued $500,000 in principal amount of secured subordinated promissory notes to Mr. Kiphart, Crestview Capital Fund, LP. and Crestview Capital Fund II, L.P. The notes were to be secured by all unencumbered assets of SSP and its subsidiaries and bore interest at 30% per annum. Principal and interest under the notes were due upon the sooner of November 13, 2003 and our raising of at least $3,500,000 in equity or debt financing. After the notes had been outstanding for more than six months, the notes became convertible into shares of our common stock at a conversion price of $1.30 per share. In conjunction with the issuance of the notes, we issued to the note holders three-year warrants to purchase up to an aggregate of 100,000 shares of common stock at $1.30 per share. The warrants contained a cashless exercise provision. In conjunction with the bridge financing entered into in September 2003, these warrants were repriced to an exercise price of $.50 per share and then exercised on a cashless basis.

         In January 2003, holders of April 2002 Notes and Wave executed a waiver and acknowledgment that approved grants of stock options to non-employee members of our board of directors at a price equal to 85% of the last sale price of our common stock on the day preceding the grant date. The investors acknowledged that the option grants would not conflict with or violate our agreements together with any related instruments or agreements with those investors. Additionally, the investors acknowledged that the grant and exercise of the options would not trigger any anti-dilution or other adjustment or penalty provisions contained in their agreements with us.

         On January 22, 2003, we issued to Mr. Kiphart a $500,000 promissory note that bore interest at a rate of 15% per year, payable quarterly, with a minimum interest charge of $50,000. Principal and accrued but unpaid interest were due upon the earlier of December 31, 2005 and our closing of a $5,000,000 or more equity or debt financing. The note was to be secured by all of the unencumbered assets of SSP and its subsidiaries, including without limitation, intellectual property assets and any and all receivables due to the Company from SSP Gaming. Mr. Kiphart exchanged the note for securities issued in the Series A financing. Because we had not repaid the note prior to June 30, 2003, we issued to Mr. Kiphart a three-year warrant to purchase up to 125,000 shares of common stock at an exercise price of $1.30 per share. In conjunction with the September Bridge, this warrant was repriced to $.50 per share and then exercised on a cashless basis.

         On March 18, 2003 and March 19, 2003, we issued to each of Crestview Capital Fund II, L.P. and Mr. Kiphart $100,000 promissory notes that were to be secured by all of our assets, including SSP Gaming and any rights belonging to SSP Gaming. In addition, on March 28, 2003, Mr. Winkler agreed to pledge 350,000 shares of common stock held by JAW Financial, L.P. as security for the notes we issued on March 18, March 19 and March 28, 2003. The notes bore interest in an amount equal to the following percentage of the principal balance: 10%, if the notes were repaid within 30 days; 12%, if the notes were repaid within 60 days; 15%, if the notes were repaid within 90 days; and 20%, if the notes were repaid at maturity. Principal and interest under the notes were due upon the sooner of 120 days from the dates of the notes and our raising of at least $3,500,000 in equity or debt financing. These notes were exchanged for securities in the Series A Preferred Stock financing. Each of these notes was accompanied by a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $.70. In conjunction with the September Bridge, these warrants were re-priced to $.50 per share and exercised on a cashless basis.

         On March 28, 2003, we issued to Mr. Kiphart, Crestview Capital Fund II, L.P., Mr. Shah and Mr. Winkler promissory notes in the aggregate principal amount of $440,000. The notes were to be secured by all of our assets and the assets of SSP Gaming. In addition, Mr. Winkler agreed to pledge 350,000 shares of common stock held by JAW Financial, L.P. as security for the notes we issued on March 18, March 19 and March 28, 2003. The notes bore interest at the rate of 18% per year, with interest payable in cash monthly in arrears. Principal and accrued but unpaid interest under the notes were due upon the sooner of July 26, 2003 or our raising of $3,500,000 in equity or debt financing. The notes were exchanged for securities issued in the Series A Preferred Stock financing. The notes were accompanied by five-year warrants to purchase up to an aggregate of 230,000 shares of common stock. The exercise price of the warrants was to be equal to the greater of $.70 per share or the conversion price of securities we contemplated issuing in a proposed financing, not to exceed $1.30 per share. The warrants contained a cashless exercise provision. In conjunction with the September Bridge, these warrants were repriced to an exercise price of $.50 per share and exercised on a cashless basis. The promissory notes purchased by Messrs. Shah and Winkler were paid off following the closing of the Series A financing. The warrants received by Messrs. Shah and Winkler were exercised on a cashless basis immediately after their per share exercise prices were set at $.50 on October 21, 2003.

         On August 27, 2003, we issued to Richard P. Kiphart and others 10% promissory notes totaling $1,250,000. Two of those notes totaling $750,000 were cancelled as part of the exercise of warrants to purchase 1,500,000 shares of common stock ("Cash Exercise Warrants") that had been issued in an April 2002 financing, upon the reduction in the per share exercise price of those warrants from $1.30 to $.50 in conjunction with the September Bridge described below. The remaining $500,000 note held by Mr. Kiphart was to convert into securities to be issued in the Series A Preferred Stock financing. However, that note was first exchanged for a new note issued under a Bridge Loan Agreement dated September 1, 2003 ("September Bridge") between and among us and certain of our existing security holders, including Mr. Kiphart.

         In the September Bridge, we issued to Mr. Kiphart, and others 10% convertible promissory notes in the aggregate principal amount $1,500,000 in exchange for $1,000,000 cash and the cancellation of Mr. Kiphart's $500,000 note dated August 27, 2003. The September Bridge investors received five-year bridge warrants to purchase up to an aggregate of 500,000 shares of common stock on substantially the same terms as the A-1 warrants that were to be issued in the Series A Preferred Stock financing. Mr. Kiphart received 166,667 of these bridge warrants. The September Bridge notes were due on demand after November 30, 2003 and automatically were reinvested in the Series A Preferred Stock financing at an assumed value of 110% of their then outstanding balance of principal and interest. Cash proceeds from the September Bridge were used to pay outstanding obligations and for general working capital purposes.

         In conjunction with the September Bridge, we repriced warrants to purchase up to 2,055,000 shares of common stock, which warrants had per share exercise prices ranging from $.60 to $1.30, to a new exercise price of $.50 per share. As described above, immediately following the repricing, two notes totaling $750,000 issued August 27, 2003 were cancelled in conjunction with the exercise of Cash Exercise Warrants to purchase 1,500,000 shares of common stock, of which Mr. Kiphart purchased 1,000,000 shares of common stock. The remaining repriced warrants to purchase up to 555,000 shares of common stock, which warrants had been issued in previous bridge financings, were exercised on a cashless basis in exchange for the issuance of 262,895 shares of common stock, of which Mr. Kiphart received 191,842 shares of common stock. In addition, we reduced the per share exercise price of warrants issued in the April 2002 financing to purchase up to 1,977,666 shares of common stock from $1.30 to $1.25, which is the initial exercise price of A-1 warrants that were issued in the Series A Preferred Stock financing.

         Under a Forbearance Agreement dated September 1, 2003, Mr. Kiphart and other holders of notes we issued in the April 2002 financing agreed to refrain from taking any action under their notes and related documents in exchange for the issuance of an aggregate of 200,000 shares of common stock to Mr. Kiphart and others in satisfaction of certain penalties and interest, of which Mr. Kiphart received 143,286 shares of common stock. We have registered for resale these shares and the shares of common stock underlying the September 2003 bridge warrants and the various repriced warrants.

         On November 19, 2003, we issued 2,150 shares of Series A Preferred Stock to 84 accredited investors in exchange for $9,510,333 in cash and $5,539,667 in cancellation of previously issued promissory notes. The cancelled notes comprised $3,889,667 of April 2002 Notes that we had issued to Mr. Kiphart, and others and $1,500,000 of September Bridge notes that were reinvested in the Series A Preferred Stock financing at 110% of their face value, as described above. Mr. Kiphart, and other purchasers of the Series A Preferred Stock received A-1 Warrants and A-2 Warrants, for the purchase of a total of 10,750,000 shares of the Company's common stock, of which Mr. Kiphart received warrants for the purchase of 2,308,900 shares of common stock.

         We are or have been a party to employment and consulting arrangements with related parties, as more particularly described above under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements." We have also paid compensation to our directors and executive officers as described above under the headings "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," "Compensation of Directors," and "Compensation of Executive Officers."

         We are or have been a party to employment and consulting arrangements with related parties, as more particularly described in Item 11 of this report.

         The interest of the particular director, executive officer or security holder in each matter described above was disclosed to our board of directors before our board of directors approved the matter.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

         Reference is made to the exhibits listed on the Index to Exhibits that follows the consolidated financial statements.

(b) Reports on Form 8-K
    -------------------

            On December 11, 2003, we filed a Form 8-K for December 10, 2003 that contained information under Item 5 regarding our annual stockholders' meeting date.

            On November 21, 2003, we filed a Form 8-K for November 17, 2003 that contained information and exhibits under Items 5 and 7 regarding the closing of a private placement.

            On November 5, 2003, we filed a Form 8-K for November 5, 2003 that contained information under Item 5 regarding our annual stockholders' meeting date.

            On November 3, 2003, we filed a Form 8-K for October 31, 2003 that contained Items 5 and 7 and included a press release related to a transfer of shares by our co-chairman.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

         The following table presents fees for professional audit services rendered by Haskell & White LLP for the audit of our annual consolidated financial statements for 2003, and fees billed for other services rendered by Haskell & White LLP and KPMG, LLP:

                                                     Haskell &
                                                     White LLP       KPMG LLP
                                                     ---------       --------
    Audit Fees (excluding audit-related fees)      $  90,000 (1)    $     --
    All Other Fees:
         Audit-Related Fees                        $      --              --
         Tax Fees                                  $  47,000 (2)    $     --
         Other Non-Audit Fees                      $   5,000 (4)    $ 35,000 (3)
             Total All Other Fees (5)              $  52,000        $ 35,000
______________________

(1) Represents fees relating to the audit of our annual consolidated financial statements for 2003, and the review of the condensed consolidated financial statements included in our quarterly report on Form 10-QSB for March 31, 2003, June 30, 2003 and September 30, 2003.

(2) Other non-audit fees consisted of: (i) review of our registration statements and issuance of consents to incorporation by reference of their 2002 audit report into our registration statements and consents to the inclusion of their 2002 audit report in our Form 10-K/A for 2002; and; (ii) response to Commission comment letters and accounting for settlement transactions, tax related work and review of proxy and other materials.

(3) Other non-audit fees consisted of: (i) review of registration statements and issuance of consents to incorporation by reference of their 2001 audit report into our registration statements; (ii) review and issuance of consents to the inclusion of their 2001 audit report in our Form 10-K/A for 2002; and; (iii) relating to responses to Commission comment letters.

(4)  Tax services billed in 2003 for 2002 tax returns.

(5) The audit committee has considered whether the provision of these services is compatible with maintaining the auditors' independence. The audit committee approved 100% of the audit and tax fees prior to services being rendered, which constituted approximately 83% of Haskell & White billings.

         The following table presents fees for professional audit services rendered by Haskell & White LLP for the audit of our annual consolidated financial statements for 2002, and fees billed for other services rendered by Haskell & White LLP:

                                                    Haskell &
                                                    White LLP        KPMG LLP
                                                    ---------        --------
    Audit Fees (excluding audit-related fees)      $119,000 (1)    $  47,000 (2)
    All Other Fees:
         Audit-Related Fees                        $  8,000 (3)    $  50,000 (4)
         Tax Fees                                  $ 27,000 (7)    $     --
         Other Non-Audit Fees                      $ 38,000 (5)    $ 114,000 (6)
             Total All Other Fees (8)              $ 73,000        $ 164,000
______________________

(1) Represents fees relating to the audit of our annual consolidated financial statements for 2002, and the review of the condensed consolidated financial statements included in our quarterly report on Form 10-QSB for June 30, 2002 and September 30, 2002.

(2) Represents fees relating to the review of the condensed consolidated financial statements included in our quarterly report on Form 10-QSB for March 31, 2002.

(3) Audit-related fees were for the audit of the financial statements of an employee benefit plan.

(4) Audit-related fees were for the review of registration statements and issuance of consents to incorporation by reference of their 2001 audit report into our registration statements and consents to the inclusion of their 2001 audit report in our Form 10-K for 2002.

(5) Other non-audit fees consisted of $23,000 relating to assistance with response to Commission comment letters and $15,000 relating to accounting for settlement transactions.

(6) Other non-audit fees consisted of fees relating to assistance with response to Commission comment letters.

(7)  Tax services billed in 2002 for 2001 tax returns.

(8) The audit committee has considered whether the provision of these services is compatible with maintaining the auditors' independence.

PRE-APPROVAL POLICIES

         The Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor's independence. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific preapproval by the Audit Committee.

         The appendices to our Policy describe the Audit, Audit-related, Tax and All Other services that have the pre-approval of the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will periodically revise the list of pre-approved services, based on subsequent determinations.

         DELEGATION

         The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

         AUDIT SERVICES

         The annual Audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. The Audit Committee will approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, Company structure or other matters.

         In addition to the annual Audit services engagement approved by the Audit Committee, the Audit Committee may grant pre-approval for other Audit services, which are those services that only the independent auditor reasonably can provide. The Audit Committee has pre-approved the Audit services listed below. All other Audit services not listed below must be separately pre-approved by the Audit Committee.

         SERVICE
         -------

         Statutory audits or financial audits for subsidiaries or affiliates of the Company

         Services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings (e.g., comfort letters, consents), and assistance in responding to SEC comment letters

         Consultations by the Company's management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, FASB, or other regulatory or standard setting bodies

         AUDIT-RELATED SERVICES

         Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and that are traditionally performed by the independent auditor. The Audit Committee believes that the provision of Audit-related services does not impair the independence of the auditor, and has pre-approved the Audit-related services listed below. All other Audit-related services not listed below must be separately pre-approved by the Audit Committee.

         SERVICE
         -------

         Due diligence services pertaining to potential business acquisitions/ dispositions

         Financial statement audits of employee benefit plans

         Agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters

         Internal control reviews and assistance with internal control reporting requirements

         Consultations by the Company's management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, FASB, or other regulatory or standard-setting bodies (Note: Under SEC rules, some consultations may be "audit" services rather than "audit-related" services)

         Attest services not required by statute or regulation

         TAX SERVICES

         The Audit Committee believes that the independent auditor can provide Tax services to the Company such as tax compliance, tax planning and tax advice without impairing the auditor's independence. However, the Audit Committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations. The Audit Committee has preapproved the Tax services listed below. All Tax services involving large and complex transactions not listed below must be separately pre-approved by the Audit Committee.

         SERVICE
         -------

         U.S. federal, state and local tax planning and advice

         U.S. federal, state and local tax compliance

         International tax planning and advice

         International tax compliance

         Review of federal, state, local and international income, franchise, and other tax returns

         Licensing or purchase of income tax preparations software from the independent auditor, provided the functionality is limited to preparation of tax returns

         ALL OTHER SERVICES

         The Audit Committee may grant pre-approval to those permissible nonaudit services classified as All Other services that it believes are routine and recurring services, and would not impair the independence of the auditor. The Audit Committee has pre-approved the All Other services listed below. Permissible All Other services not listed below must be separately pre-approved by the Audit Committee.

         SERVICE
         -------

         A list of the SEC's prohibited non-audit services is listed below.

         PROHIBITED NON-AUDIT SERVICES

         Bookkeeping or other services related to the accounting records or financial statements of the audit client; Financial information systems design and implementation; Appraisal or valuation services, fairness opinions or contribution-in-kind reports; Actuarial services; Internal audit outsourcing services; Management functions; Human resources; Broker-dealer, investment adviser or investment banking services; Legal services; Expert services unrelated to the audit.

         PRE-APPROVAL FEE LEVELS

         Pre-approval fee levels for all services to be provided by the independent auditor will be established periodically by the Audit Committee. Any proposed services exceeding these levels will require specific pre-approval by the Audit Committee.

         SUPPORTING DOCUMENTATION

         With respect to each proposed pre-approved service, the independent auditor will provide detailed back-up documentation, which will be provided to the Audit Committee, regarding the specific services to be provided.

         PROCEDURES

         Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence.

                     SSP SOLUTIONS, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

Independent Auditors' Report................................................F-2

Consolidated Balance Sheets as of December 31, 2002 and 2003................F-3

Consolidated Statements of Operations for the years ended
  December 31, 2002 and 2003................................................F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002 and 2003..........................................F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2003................................................F-7

Notes to Consolidated Financial Statements..................................F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
SSP Solutions, Inc.

We have audited the accompanying consolidated financial statements of SSP Solutions, Inc. and subsidiaries as of December 31, 2003 and 2002 and for each of the years in the two year period ended December 31, 2003, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of SSP Solutions, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                         /s/ HASKELL & WHITE LLP

Irvine, California
March 19, 2004, except for
      the last two paragraphs
      of Note 20 as to which
      the date is March 22, 2004

                                SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,
                                                                       -----------------------------
                                                                           2002              2003
                                                                       ------------     ------------
                                           ASSETS (note 9)

Current assets:
Cash and cash equivalents ........................................     $       553      $     6,068
Investment in trading securities .................................              76               --
Accounts receivable (net of allowance for doubtful accounts
  of $187 and $176 as of December 31, 2002 and 2003, respectively)           1,584            1,692
Inventories ......................................................             238              312
Prepaid expenses .................................................             315              432
Other current assets .............................................             173               98
                                                                       ------------     ------------
          Total current assets ...................................           2,939            8,602
Property and equipment, net ......................................              90               83
Other assets .....................................................             600              202
Equity investment in affiliate ...................................             452               --
Goodwill .........................................................          25,930           25,930
                                                                       ------------     ------------
                                                                       $    30,011      $    34,817
                                                                       ============     ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt (note 9) ..................     $     2,826      $       454
Accounts payable .................................................           4,413            1,057
Accrued liabilities ..............................................           1,300            1,528
Deferred revenue .................................................             349               92
                                                                       ------------     ------------
          Total current liabilities ..............................           8,888            3,131

Long-term debt, less current installments (note 9) ...............              --              915
                                                                       ------------     ------------
          Total liabilities ......................................           8,888            4,046

Preferred stock - Series A, liquidation preference of $21,522, and none as of December 31, 2003 and 2002, respectively,
  $.01 par value; Authorized 5,000,000 shares; 2,150 shares
  issued and outstanding in 2003 (note 15) .......................              --               --
                                                                       ------------     ------------

Commitments and contingencies (notes 3, 8, 9, 13, 17 and 19)
  Subsequent events (2003) (note 20)

Shareholders' equity (note 15 and 16):
Commonstock, $.01 par value; Authorized 100,000,000 shares;
  issued or issuable 24,821,235 and 30,228,344 shares at
  December 31, 2002 and 2003, respectively .......................             248              302
Additional paid-in capital .......................................         129,298          148,104
Deferred compensation ............................................            (324)             (86)
Accumulated deficit ..............................................        (108,099)        (117,549)
                                                                       ------------     ------------

          Total shareholders' equity .............................          21,123           30,771
                                                                       ------------     ------------

                                                                       $    30,011      $    34,817
                                                                       ============     ============

                     See accompanying notes to consolidated financial statements

                                  SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             YEARS ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                              2002              2003
                                                                         -------------     -------------
Revenues:
     Product .......................................................     $      6,978      $      6,188
     Service .......................................................            2,591             4,771
     License .......................................................            1,836             2,386
                                                                         -------------     -------------
          Total revenues ...........................................           11,405            13,345
                                                                         -------------     -------------
Cost of Sales:
     Product .......................................................            2,706             2,276
     Service .......................................................              639             1,833
     License .......................................................              181               458
                                                                         -------------     -------------
          Total cost of sales ......................................            3,526             4,567
                                                                         -------------     -------------

Gross margin .......................................................            7,879             8,778
                                                                         -------------     -------------

Operating Expenses:
     Selling, general and administrative ...........................            6,818             6,959
     Research and development ......................................            4,894             4,194
     Research and development - Wave Systems Corp. .................            1,041                --
                                                                         -------------     -------------
          Total operating expenses .................................           12,753            11,153
                                                                         -------------     -------------

Operating loss .....................................................           (4,874)           (2,375)

Non-operating Expenses:
     Realized loss (gain) on trading securities ....................              130              (102)
     Interest expense, net .........................................              672               717
     Non-cash interest and financing expense .......................            1,287             3,535
     Loss on conversion of debt ....................................               --             2,306
     Loss from equity investee .....................................              248               410
     Impairment of equity investee .................................               --               142
     Other expense (income), net ...................................               33               (42)
                                                                         -------------     -------------
          Total non-operating expenses .............................            2,370             6,966
                                                                         -------------     -------------
Operating loss before income taxes .................................           (7,244)           (9,341)
Provision for income taxes .........................................                2                 3
                                                                         -------------     -------------
Loss from continuing operations ....................................           (7,246)           (9,344)

Loss from discontinued operations (note 1) .........................           (1,310)             (106)
                                                                         -------------     -------------

Net loss ...........................................................     $     (8,556)     $     (9,450)
                                                                         =============     =============

Earnings available to common stockholders:
Net loss ...........................................................     $     (8,556)     $     (9,450)
Less:  Preferred dividends .........................................               --              (139)
                                                                         -------------     -------------
Earnings attributable to common stockholders .......................     $     (8,556)     $     (9,589)
                                                                         =============     =============

Loss per share from continuing operations, basic and diluted .......     $       (.34)     $       (.36)
                                                                         =============     =============
Loss per share from discontinued operations, basic and diluted .....     $       (.06)     $         --
                                                                         =============     =============
Net loss per share of common stock, basic and diluted ..............     $       (.40)     $       (.36)
                                                                         =============     =============
Shares used in per share computations, basic and diluted ...........       21,647,707        26,317,114
                                                                         =============     =============

                       See accompanying notes to consolidated financial statements

                                                SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                           (IN THOUSANDS)

                                                                                                                            TOTAL
                                                                                  NOTE                                      SHARE-
                                             COMMON STOCK         ADDITIONAL    RECEIVABLE                                  HOLDERS'
                                        -----------------------    PAID IN        FROM         DEFERRED    ACCUMULATED      EQUITY
                                          SHARES       AMOUNT      CAPITAL     SHAREHOLDER   COMPENSATION    DEFICIT       (DEFICIT)
                                        ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2001 ...........     20,631    $     206    $ 118,608     $    (500)    $  (1,193)    $ (99,543)    $  17,578
Note Receivable from shareholder .....         --           --           --           500            --            --           500
Warrants issued in conjunction
   with Convertible Notes ............         --           --        2,798            --            --            --         2,798
Beneficial conversion feature
   related to convertible debt .......         --           --        3,152            --            --            --         3,152
Deferred compensation related to
   issuance of stock options .........         --           --          (29)           --           376            --           347
Reversal of deferred compensation
   related to terminated employees ...         --           --         (574)           --           483            --           (91)
Amortization of deferred stock
   compensation ......................         --           --           --            --            10            --            10
Common stock issued for services .....         26           --           34            --            --            --            34
Common stock issued under
   Employee Stock Purchase Plan ......         24           --           17            --            --            --            17
Stock options exercised ..............         39           --           63            --            --            --            63
Common stock issued in
   restructuring of lease
   obligations .......................        959           10          946            --            --            --           956
Common stock issued in settlement
   of development contract ...........      1,800           18        2,406            --            --            --         2,424
Warrants issued to underwriter .......         --           --          182            --            --            --           182
Common stock issued in conversion
   of notes payable ..................      1,079           11        1,392            --            --            --         1,403
Payment of interest in common
   stock .............................        263            3          303            --            --            --           306
Net loss .............................         --           --           --            --            --        (8,556)       (8,556)
                                        ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2002 ...........     24,821          248      129,298            --          (324)     (108,099)       21,123

Bridge warrants related to
   September 2003 Bridge loan ........         --           --          294            --            --            --           294
Repricing of warrants related to
   September 2003 Bridge loan ........         --           --          924            --            --            --           924
Reversal of debt discount related to
   the exercise of September 2003
   Bridge Warrants ...................         --           --           56            --            --            --            56
Warrants issued in conjunction
   with Series A .....................         --           --        7,229            --            --            --         7,229
Beneficial conversion feature
   related to Series A ...............         --           --        7,019            --            --            --         7,019
Deferred compensation related to
   issuance of stock options .........         --           --           50            --           143            --           193
Reversal of deferred compensation
   related to terminated employees ...         --           --          (95)           --            95            --            --
Shares issued related to
   the Forbearance Agreement .........        200            2          188            --            --            --           190
Common stock issued under
   Employee Stock Purchase Plan ......         54           --           34            --            --            --            34
Stock options exercised ..............          6           --            4            --            --            --             4
Warrants exercised ...................      1,500           18          732            --            --            --           750
Common stock issued for rent and
   in settlement with
   Research Venture ..................        507            5          445            --            --            --           450

                                     See accompanying notes to consolidated financial statements

                                                SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                                           (IN THOUSANDS)

                                                                                                                            TOTAL
                                                                                  NOTE                                      SHARE-
                                             COMMON STOCK         ADDITIONAL    RECEIVABLE                                  HOLDERS'
                                        -----------------------    PAID IN        FROM         DEFERRED    ACCUMULATED      EQUITY
                                          SHARES       AMOUNT      CAPITAL     SHAREHOLDER   COMPENSATION    DEFICIT       (DEFICIT)
                                        ----------   ----------   ----------    ----------    ----------    ----------    ----------

Common stock issued in conversion
   of notes payable .................       2,426           22        1,492            --            --            --         1,514
Payment of interest in common
   stock ............................         714            7          573            --            --            --           580
Dividends declared - Series A .......          --           --         (139)           --            --            --          (139)
Net loss ............................          --           --           --            --            --        (9,450)       (9,450)
                                        ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2003 ..........      30,228    $     302    $ 148,104     $      --     $     (86)    $(117,549)    $  30,771
                                        ==========   ==========   ==========    ==========    ==========    ==========    ==========

                                     See accompanying notes to consolidated financial statements

                                   SSP SOLUTIONS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                                2002             2003
                                                                            ------------     ------------
Cash flows from operating activities:
     Net loss .........................................................     $    (8,556)     $    (9,450)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation .....................................................             290               65
     Amortization of non-cash debt issuance costs .....................             147              294
     Non-cash interest and warrant costs ..............................           1,141            1,976
     Loss on conversion of debt .......................................              --            2,306
     Gain on vendor settlements .......................................            (270)             (27)
     Revision of estimated liability ..................................            (463)              --
     Settlement of Wave Systems Corp. contract ........................           1,041               --
     Settlement of Spectrum ...........................................            (694)            (373)
          Discount on notes to related party ..........................             153               --
     Loss from equity investee and impairment .........................             248              452
     Deferred compensation ............................................             266              190
     Realized loss (gain) on trading securities .......................             130             (100)
     Common stock issued for rent expense .............................              34              450
     Common stock issued for interest expense .........................              --            1,506
     Common stock issued for penalties and costs ......................              --              190
     Loss from discontinued operations ................................           1,310               --
Changes in assets and liabilities net of effects of the acquisition:
     Accounts receivable ..............................................            (393)            (108)
     Inventories ......................................................             181              (74)
     Prepaid expenses .................................................             285             (116)
     Other current assets .............................................             214               75
     Other assets .....................................................            (557)             (94)
     Accounts payable .................................................           1,743           (3,329)
     Accrued liabilities ..............................................             311              462
     Deferred revenue .................................................             101             (257)
                                                                            ------------     ------------
Net cash used in continuing operating activities ......................          (3,338)          (5,962)
                                                                            ------------     ------------

Net cash used in discontinued operations ..............................          (3,669)              --
Net cash used in operating activities .................................          (7,007)          (5,962)
                                                                            ------------     ------------
Cash flows from investing activities:
     Purchases of property and equipment ..............................             (24)             (58)
     Proceeds from the sale of trading securities .....................           1,154              174
     Investment in equity investee ....................................            (700)              --
                                                                            ------------     ------------
Net cash provided by investing activities .............................             430              116
                                                                            ------------     ------------
Cash flows from financing activities:
     Proceeds from issuance of stock under employee purchase and
        option plans ..................................................              81               39
     Proceeds from issuance of preferred stock ........................              --            8,873
     Proceeds from issuance of convertible debt .......................           4,750            3,330
     Net borrowings on revolving note payable .........................           2,328            8,299
     Net repayments on revolving note payable .........................          (3,666)          (8,200)
          Proceeds from issuance of note payable to related party .....              --               40
     Proceeds from issuance of non-convertible debt ...................             653               --
     Repayment of note payable to related party .......................            (392)             (40)
     Proceeds from note receivable from related party .................             347               --
     Repayment on long-term debt ......................................            (228)            (980)
                                                                            ------------     ------------
Net cash provided by financing activities .............................           3,873           11,361
                                                                            ------------     ------------
Net (decrease) increase in cash .......................................          (2,704)           5,515
Cash and cash equivalents at beginning of year ........................           3,257              553
                                                                            ------------     ------------
Cash and cash equivalents at end of year ..............................     $       553            6,068
                                                                            ============     ============

                       See accompanying notes to consolidated financial statements

                                  SSP SOLUTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                             (IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                               ------------------------
                                                                                  2002          2003
                                                                                ---------    ---------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest .............................................................     $    200     $    253
                                                                                =========    =========
     Income taxes .........................................................     $      2     $      3
                                                                                =========    =========

Supplemental disclosure of non-cash investing and financing activities:

Exchange of notes payable for preferred stock .............................     $     --     $  5,390
Exchange of notes payable for common stock................................         1,403        1,500
Value of warrants issued ..................................................        2,798          350
Payment of interest in common stock .......................................          306          581
Dividends declared on Series A Preferred Stock ............................           --          139
Issuance of common stock ..................................................        2,424           --
Beneficial conversion feature .............................................        3,152        7,019
Warrants issued ...........................................................          182        7,229
Payment of lease restructuring obligation in common stock .................          956          450
Repricing of existing warrants.............................................           --          925
                      See accompanying notes to consolidated financial statements

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)      GENERAL INFORMATION

GENERAL

         SSP Solutions, Inc. (formally Litronic Inc.) ("SSP" or the "Company") provides data security solutions for network communication systems. Through the Company's government systems division, the Company has provided innovative data security solutions for government communications systems for more than thirty years. The Company provides software, a secure operating system and hardware products for 1) the authorization, authentication, and administration of an organization's security protocols, and 2) card reader products and tokens that can be used by an organization and its members to protect digital data, thereby securing the transmission of that digital data via encryption or decryption of that data on a real-time basis. In addition to selling hardware and software products, the Company provides support and maintenance services for specific government communications programs. The Company's government products are designed and developed in the United States.

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

DETAILS OF THE DISCONTINUED OPERATIONS

         Through December 31, 2002, the Company had operated in two business segments: the information security segment and network solutions segment. During the quarter ended March 31, 2003 the Company discontinued its network solutions segment, which was conducted through Pulsar, as the Company determined that this segment would not return to an operating profit in a reasonable time period. The total approximate cost to exit the segment was $106. The network solutions segment assets did not require an impairment write down as there was no remaining book value of assets in existence at the date the decision to exit the business was made. As a result, there is no gain or loss on the disposal of the Company's network solutions segment. In addition, as a result of the disposal of the network solutions segment, the Company now operates in only one reporting segment.

         Having made the decision to discontinue the network solutions segment, the Company removed the elements of revenues, cost of sales and expenses from its previously reported consolidated financial statements and accompanying notes to consolidated financial statements, and retroactively reclassified the net effect of these items as loss from discontinued operations in the consolidated statements of operations for each of the years in the two-year period ended December 31, 2003.

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

         Revenue from network deployment products was recognized upon transfer of title, generally upon verification of delivery to the customer, which represented evidence delivery had occurred, under a sales order represented by a government purchase order that contained a fixed purchase price. When the Company fulfilled the elements of the government purchase order, collection of the revenue recorded was reasonably assured. As of March 28, 2003, the Company decided to discontinue Pulsar's operations.

         The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

INVENTORIES

         Inventories are stated at the lower of first-in, first-out cost or market using net realizable value.

EQUITY INVESTMENT IN AFFILIATE

         The Company's investment in an affiliate is accounted for on the equity method as management does not control the affiliate (see note
8).

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

         On January 1, 2002, the Company adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. Statement No. 144 also supersedes the provisions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. During the quarter ended March 31, 2003, the Company ceased operating its network solution segment (note 1). The Company has reclassified the related results of operations to reflect the disposal of the network solutions segment as a discontinued operation as of December 31, 2002 and 2003 and in each of the years in the two-year period ended December 31, 2003.

         Amortization of goodwill and other intangibles was $92 and $0, respectively, for the years ended December 31, 2002 and 2003. Amortization specifically related to Pulsar has been reported as part of discontinued operations.

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

         At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123, "Accounting for Stock Based Compensation,":

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                        --------------------------
                                                                            2002           2003
                                                                        -----------    -----------
     Net loss attributable to common shareholders, as reported ....     $  (8,556)     $   (9,589)
     Add: Stock compensation cost reported in accordance with
          APB No. 25 ..............................................           266             231
     Deduct: Total stock-based employee compensation expense
              determined under fair value based method for all
              awards, net of related tax effect ...................        (1,363)         (1,569)
                                                                        -----------    -----------
     Pro forma net loss ...........................................     $  (9,653)    $   (10,927)
                                                                        ===========    ===========

     Earnings per share
          Net loss per share as reported - basic and diluted ......     $    (.40)     $    (.36)
                                                                        ===========    ===========
          Pro forma net loss per share - basic and diluted ........     $    (.45)     $    (.42)
                                                                        ===========    ===========

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2002 and 2003: risk-free interest rate of 3.92% and 4.30%, respectively; dividend yield of 0.00%; and volatility of 129%. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company's stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 2002 and 2003, management believes the fair value of all financial instruments approximated carrying value.

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

ACCOUNTS RECEIVABLE FINANCING

         The Company adopted Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. Statement No. 140 outlines the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures (note 9).

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

         In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

         Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2003 and 2002, management believes that the Company is not the primary beneficiary of any VIE's.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

         Certain reclassifications were made to the 2002 consolidated financial statements to conform to the 2003 presentation and reclassifications made relative to the presentation of discontinued operations (note 1).

(3)      LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company had working capital of $5,471, and the Company had incurred a loss from operations for the year then ended. The Company expects to incur additional losses in 2004. On November 19, 2003, the Company sold 2,150 shares of Series A Preferred Stock (note 15) and investor warrants for a total amount of $15,050 of which $9,510 was for new capital and $5,540 was issued in exchange for cancellation of previously issued promissory notes. The Series A Preferred Stock issuance provided the Company with a significant amount of cash, which resulted in improving the Company's working capital position. The December 31, 2003 cash balance of $6,068 is mostly comprised of the cash proceeds received from the issuance of the Series A Preferred Stock. Given the December 31, 2003 cash balance and the projected operating cash requirements, the Company anticipates that existing capital resources will be adequate to satisfy cash flow requirements through at least December 31, 2004. The Company's cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under its accounts receivable financing.

         During 2002 and 2003, the Company incurred defaults, other than for the payment of principal and interest, under both the Company's accounts receivable financing and the Company's long-term convertible notes. The Company was not able to obtain waivers for defaults for any of the notes and has therefore classified the accounts receivable financing as short term on the balance sheet as of December 31, 2002. However, the convertible notes were subject to a Forbearance Agreement dated September 1, 2003, which provided that the noteholders agreed not to take any action relative to rights under these notes until November 30, 2003, and further provided for these notes to be tendered for the purchase of Series A Preferred Stock in accordance with the face value of such notes (note 9 and 15). On November 19, 2003, the Company completed the private placement of the Series A Preferred Stock (note 9 and 15) and had fully satisfied the Forbearance Agreement and the terms of the notes. As such, the convertible notes are classified as long-term on the balance sheet as of December 31, 2003.

         The private placement of the Series A Preferred Stock provided the Company a substantial amount of capital and was dilutive to shareholders. While the Company does not anticipate the need to raise additional capital after having closed the private placement of the Series A Preferred Stock, future capital needs will depend on many factors including, but not limited, to:

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

         o        levels of inventory and accounts receivable

         o        technological advances

         o        competitors' responses to the Company's products and services

         o        relationships with partners, suppliers and customers

         o        projected capital expenditures

         o        a downturn in the economy

         In addition to the completion of the private placement of Series A Preferred Stock (note 15), the Company also issued shares to pay obligations in several transactions. The Company issued 92,304 shares of its common stock for rent payments relating to a facility lease, 714,383 shares of its common stock to pay interest on long-term notes (note 9) and 414,450 shares of its common stock for payments relating to the final settlement of a facility lease (note
9). In the future, under terms of notes payable and the Series A Preferred Stock the Company may issue additional common stock to pay interest and Series A Preferred Stock dividends.

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

         The BIZ acquisition had been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The Company recorded a one-time charge for purchased in-process research and development ("IPR&D") expenses of $1,600.

         The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities (including purchased in-process research and development) are summarized as follows:

     Tangible assets ....................................        $    3,231
     Liabilities ........................................             3,047
                                                                 -----------
     Net tangible assets ................................               184
     Identifiable intangible assets:
         In-process research and development.............             1,600
         Completed technology ...........................             6,200
         Strategic relationships ........................             2,800
     Goodwill ...........................................            53,882
     Deferred compensation ..............................                29
                                                                 -----------
                                                                 $   64,695
                                                                 ===========

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

         The other intangible assets are amortized on a straight-line basis over the following estimated useful lives, in years:

         Completed technology..............................             5
         Strategic relationships...........................        1 to 5

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

                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                        2002              2003
                                                     ----------       ----------
Reported net (loss) ..........................       $  (8,556)       $  (9,450)
     Add back goodwill amortization ..........              --               --
                                                     ----------       ----------
     Adjusted net loss .......................       $  (8,556)       $  (9,450)
                                                     ==========       ==========
     Basic earnings per share:
     Reported net (loss) .....................       $    (.40)       $    (.36)
     Add back goodwill amortization: .........              --               --
                                                     ----------       ----------
     Adjusted net loss .......................       $    (.40)       $    (.36)
                                                     ==========       ==========

         The Company performed an assessment of the fair value of its Information Security Products and Services reporting units. The Company performed an assessment of the fair value of the goodwill as of December 31, 2002 using three different perspectives: a multi-period discounted cash flow method, which is a variation of the income forecast approach; a market value approach; and market multiples. The process is used to determine the fair value of an asset by estimating its future cash flows and then discounting the cash flows to present day utilizing a discount rate that reflects the time value of money and the risk inherent in the asset. The present value of the cash flows was determined using a discount rate of 30%, which was found to be the weighted average cost of capital for the Company. The results of the analysis indicated that there was no impairment as of the valuation date as of December 31, 2002.

         The Company performed an assessment of the fair value of the goodwill of its information security products and services reporting unit as of December 31, 2003, again using the three different perspectives mentioned above. In past periods the Company believed that its daily market stock price did not provide a reliable indicator of the fair value of its equity. Due to the absence of any research coverage, the market is generally unaware of its new technology advancements. With the Company's stock being a micro-cap in terms of total market value, its stock is subject to high volatility and the daily closing price of its stock does not provide a true reflection of its fair value at any one point in time. The Company's stock price was considered as part of the review process, together with a multi-period discounted cash flow ethod discussed above, and various market multiple measures of the company. The discounted cashflow method used to determine the fair value of an asset used estimated future cash flows and then discounted the cash flows to present day utilizing a discount rate that reflects the time value of money and the risk inherent in the asset. The present value of the cash flows was determined using a discount rate of 25%, which was found to be the Company's weighted average cost of capital. The Company deemed it appropriate to assess the fair value of its goodwill by using a weighted average of these three methods. The results of the analysis indicated that there was no impairment as of the valuation date as of December 31, 2003.

         The Company is required to perform reviews for impairment at least annually that may result in future write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The Company concluded there were no events that required interim testing.

         As the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible in the near-term that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both will be reduced. Reasonably possible is defined as more than remote but less than likely. As a result, the remaining goodwill of $25,930 at December 31, 2003, may be reduced within the next year.

(5)      INVESTMENTS

         The Company had an investment that is classified as trading securities as of December 31, 2002. The securities were comprised of Class A Common Stock of Wave Systems Corp. ("Wave"), par value $.01, received in the BIZ acquisition. As of December 31, 2002, the Company had 57 shares of Wave with an aggregate value of $76. During 2002 and 2003, the Company recorded realized loss on trading securities of $130 and a gain of $102, respectively. During 2003, the Company sold all of its remaining holdings in Wave.

(6)      INVENTORIES

         A summary of inventories follows:

                                                   DECEMBER 31,
                                         -------------------------------
                                             2002               2003
                                         ------------       ------------

         Raw materials ..........        $        23        $        70
         Work-in-process ........                 82                 37
         Finished goods .........                133                204
                                         ------------       ------------
                                         $       238        $       312
                                         ============       ============

(7)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      2002            2003
                                                                  ------------    ------------
         Leasehold improvements .............................     $        28     $        28
         Machinery and equipment ............................              66              --
         Furniture and fixtures .............................           1,939           1,545
                                                                  ------------    ------------
                                                                        2,033           1,573
         Less accumulated depreciation and amortization .....           1,943           1,490
                                                                  ------------    ------------
                                                                  $        90     $        83
                                                                  ============    ============

(8)      EQUITY INVESTMENT IN AFFILIATE

         In January 2002, the Company formed a wholly-owned subsidiary, now known as SSP Gaming, LLC, a Nevada limited liability company ("SSP Gaming"). The entity was formed to conduct all business and any required financing activities relative to the gaming industry. In June 2002, SSP Gaming and the Venetian Casino Resort, LLC, a Nevada limited liability company based in Las Vegas,

Nevada ("Venetian"), executed an operating agreement to form Venetian Interactive, LLC, a Nevada limited liability company ("VI", with SSP Gaming and Venetian being "Members"). The purpose of VI was to provide management services, consulting services, financial services, intellectual property licensing services, and equipment to the online gaming industry in venues where such activity complies with all regulatory requirements, and to develop and operate Venetian branded casino sites.

         A VI related entity, V.I. Ltd., was awarded both an Interactive Gaming License and an Electronic Betting Center License by the Alderney Gambling Control Commission. The licenses permit V.I. Ltd. to conduct Internet gaming activities under the name "Venetian Interactive."

         The VI development budget estimated costs of $4,000 to bring the Venetian Casino to live status, and an additional $2,200 to support startup operations. Since beginning development in July 2002, VI has expensed all operating costs and capitalized third party software development costs incurred under a fixed price contract. As of June 30, 2003 capitalized development costs totaled $1,300. The VI operating agreement calls for SSP Gaming to fund two-thirds of the development costs, up to $2,000, and for Venetian to fund the remaining one-third of the costs. SSP has invested $800 in SSP Gaming, with those funds being invested in VI. In June 2003, the VI Managers determined to re-assess the entire project in view of changes in the regulatory environment and market conditions, including an updated competitive analysis. The re-assessment was to include site development costs. The re-assessment was not presented to SSP Gaming.

         In June 2003, the Venetian sent a demand letter to SSP Gaming demanding funding, or alternatively taking action to terminate the VI operating agreement for failure of SSP Gaming to meet its funding commitment and threatening to take action against SSP Gaming in the matter even though the outcome of the reassessment was not known. SSP Gaming declined to contribute additional capital, thereby giving VI the ability to declare SSP Gaming in default. If terminated, the VI operating agreement provides that the Members may look solely to the assets of VI for return of their contributed capital. Should the assets of VI be insufficient to pay all VI obligations and return a Member's capital contributions, the Member has no recourse against other Members. As of December 31, 2003 the operating agreement with VI has been terminated.

         While SSP Gaming disputes the circumstances cited by the Venetian, due to the uncertainty regarding the VI agreement, in the quarter ended June 30, 2003, the Company recorded an impairment charge equal to the remaining $142 book value of the Company's investment in its subsidiary, thereby reducing the carrying value of this investment to $0. As of December 31, 2003, the balance of equity investment in affiliate was $0. As such, SSP Gaming did not record any loss from equity investee after June 30, 2003, which would have represented its pro rata portion of the VI net loss. Since the members of SSP Gaming could not agree on future capitalization of VI, the Venetian terminated the operating agreement of VI in August 2003 and the Company has ceased all activities of VI.

(9)      LONG-TERM DEBT

         A summary of long-term debt follows:

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                           2002           2003
                                                                                       -----------    -----------
Secured convertible promissory notes with an interest rate of 10% per annum,
   interest payable quarterly, due December 31, 2005 .............................     $    5,796     $    1,986
Secured convertible promissory notes with an interest rate of 30% per annum,
   interest payable quarterly, due November 14, 2003 .............................            500             --
Note payable related to restructuring of facilities leases due in installments
   on or before September 19, 2003, without interest .............................            425             --
Promissory note due July 18, 2003 with interest at 6.75% per annum, interest
   payable at maturity ...........................................................            429             --
Promissory note due July 18, 2003 without interest ...............................             27             --
Note payable secured by interest in SSP Gaming, payable in monthly installments
   of $15,000, including interest at 6% per annum ................................            196             96
Bay View Funding accounts receivable financing, discount rate of 1.25% of the
   receivables factored, interest payable upon payment of receivable .............            259            358
                                                                                       -----------    -----------
                                                                                            7,632          2,440
Less unamortized value of warrants related to debt issued ........................          4,806          1,071
                                                                                       -----------    -----------
Long-term debt, net of debt discounts of $4,806 in 2002 and $1,071 in 2003 .......          2,826          1,369
Less current installments ........................................................          2,826            454
                                                                                       -----------    -----------
Long-term debt, net of debt discounts of $4,806 in 2002 and $1,071 in 2003 .......     $       --     $      915
                                                                                       ===========    ===========

       The long-term debt matures as follows:
                                               2004       454
                                               2005     1,986
                                                    ----------
                                              Total     2,440
                                                    ==========

SECURED SUBORDINATED CONVERTIBLE NOTES

         On April 16, 2002, the Company raised $5,000 in cash through the issuance of $4,000 in 10% secured convertible promissory notes ("10% Convertible Notes"), $653 in unsecured non-convertible promissory notes ("Non-convertible Notes", $153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note receivable due to the Company from Kris Shah, less an early payment discount of $153. In connection with the issuance of the 10% Convertible Notes, the Company incurred approximately $626 of issuance costs, which primarily consisted of amortization of warrant costs, investment banking fees and legal and other professional fees. These notes mature December 31, 2005 and bear interest at a rate of 10% per annum to be paid quarterly in cash, or at the Company's discretion, in common shares based upon the trailing 30-day average prior to the interest due date. The $4,000 in 10% Convertible Notes were convertible, in whole or in part, at the option of the holder into an aggregate of 4,000,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions, and were issued with detachable warrants exercisable for three years to purchase up to an additional 2,400,000 shares at $1.30 per share, subject to adjustment under certain conditions. In conjunction with the closing of the sale of the 10% Convertible Notes, $1,750 of principal and $46 of accrued interest of subordinated notes issued in December 2001 were exchanged for the 10% Convertible Notes and detachable warrants to purchase 1,077,667 shares at $1.30 per share. In conjunction with the Convertible Bridge Loan described below, warrants to purchase 1,500,000 of common stock were re-priced to an exercise price of $.50 per common share and immediately exercised for cancellation of Warrant Notes (defined below) totaling $750. The remaining warrants to purchase 1,977,667 shares of common stock were re-priced to the exercise of A-1 Warrants issued in the Series A Preferred Stock financing (note 15). The balance of the 10% Convertible Notes was $1,986 as of December 31, 2003.

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

         Of the aggregate $5,796 in 10% Convertible Notes issued, the Company allocated approximately $2,644 to the value of the warrants and the remaining $3,152 to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. These amounts have been recorded as discounts from the face value of the debt, with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Amortization expense of the discounts totaled $1,107 and $1,302 for years ended December 31, 2002 and 2003, respectively. On November 19, 2003, with the exception of $1,986 in principal, the 10% Convertible Notes were exchanged in a private placement for Series A Preferred Stock (note 15). As such, the Company recorded a $2,226 non-cash interest charge related to the unamortized balance of warrant value and beneficial conversion feature of 10% Convertible Notes that were exchanged for Series A Preferred Stock (note 15). The $2,226 non-cash interest charge was recorded as a loss on conversion of debt on the Company's consolidated statement of operations during 2003. The Company will continue to amortize a non-cash interest charge related to the unamortized warrant values and beneficial conversion feature balances of $1,071 relative to the remaining 10% Convertible Notes that were not converted to Series A Preferred Stock.

         In connection with issuances of the 10% Convertible Notes and warrants, the Company incurred approximately $741 of debt issuance costs comprised of legal and placement fees, and $182 in value calculated for the 110,000 warrants issued to the placement agent in the transaction. On November 19, 2003, with the exception of $1,986 in principal, the 10% Convertible Notes were exchanged in a private placement for Series A Preferred Stock (note 15). As such, the Company recorded a $197 non-cash interest charge related to the unamortized balance of debt issuance costs and warrant value in relation to the 10% Convertible Notes that were exchanged for Series A Preferred Stock (note 15). The $197 non-cash interest charge was recorded as a loss on conversion of debt in the Company's consolidated statement of operations during 2003. The remaining costs, which are included in other assets, are being amortized over the term of the remaining 10% Convertible Notes that were not converted to Series A Preferred Stock. Amortization expense of these costs totaled $142 and $200 for the years ended December 31, 2002 and 2003. The Company will continue to amortize a non-cash charge related to the unamortized balances of the remaining costs, which had a balance of $285 as of December 31, 2003. In January 2004, holders of $626 of $1,986 in remaining principal of the 10% Convertible Notes converted all or portions of their 10% Convertible Notes into shares of common stock (note 20).

SECURED PROMISSORY NOTES

         On January 22, 2003, the Company issued to Richard P. Kiphart a $500 promissory note that bore interest at a rate of 15% per year, with a minimum interest charge of $50. Accrued interest was payable quarterly in arrears beginning, March 31, 2003. Principal and accrued but unpaid interest were due upon the earlier of December 31, 2005 and the Company's closing of $5,000 or more in equity or debt financing. Mr. Kiphart had the right to exchange the principal and outstanding interest on the note for securities that the Company issued in such an equity or debt financing. In conjunction with the Convertible Bridge Loan described below, a warrant to purchase up to 125,000 shares of common stock at an exercise price of $1.30 per common share that Mr. Kiphart received under the terms of the January 22, 2003 note was re-priced to an exercise price of $.50 per common share and immediately exercised on a cashless basis. The note was to be secured by all of the unencumbered assets of SSP and its subsidiaries, including without limitation, intellectual property assets and any and all receivables due to the Company from SSP Gaming. On November 19, 2003, this note was exchanged for the purchase of Series A Preferred Stock (note
15). As such, the Company recorded a non-cash charge of $41 related to the unamortized balance of warrant value of the note held by Mr. Kiphart, and exchanged for Series A Preferred Stock (note 15). The $41 non-cash interest charge was recorded as a loss on conversion of debt on the Company's consolidated statement of operations during 2003. The balance of this note was $0 as of December 31, 2003.

         On March 18, 2003 and March 19, 2003, the Company issued to each of Crestview Capital Fund II, L.P. and Richard P. Kiphart $100 promissory notes that were to be secured by all of the Company's assets, including SSP Gaming and any rights belonging to SSP Gaming. In addition, on March 28, 2003, Marvin Winkler agreed to pledge 350,000 shares of common stock held by JAW Financial, L.P., an entity controlled by Mr. Winkler, as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bore interest in an amount equal to the following percentage of the principal balance: 10%, if the notes were re-paid within 30 days; 12%, if the notes were re-paid within 60 days; 15%, if the notes were re-paid within 90 days; and 20%, if the notes were re-paid at maturity. Principal and interest under the notes were due upon the sooner of 120 days from the dates of the notes and the Company's raising of at least $3,500 in equity or debt financing. In conjunction with the September 2003 Bridge Loan described in the next paragraph, warrants issued with these notes to purchase up to an aggregate of 130,000 shares of common stock at an exercise price of $.60 per common share were re-priced to an exercise price of $.50 per common share and immediately exercised on a cashless basis. These notes were tendered for the purchase of Series A Preferred Stock in accordance with the face value of such notes (note 15). The balances of these notes were $0 as of December 31, 2003.

         On March 28, 2003, the Company issued to Richard P. Kiphart, Crestview Capital Fund II, L.P., Kris Shah and Marvin Winkler promissory notes in the aggregate principal amount of $440, of which $180 was funded prior to March 31, 2003. The notes were to be secured by all of the Company's assets and the assets of SSP Gaming. In addition, Mr. Winkler agreed to pledge 350,000 shares of common stock held of record by JAW Financial, L.P. as security for the notes the Company issued on March 18, March 19 and March 28, 2003. The notes bore interest at the rate of 18% per year, with interest payable in cash monthly in arrears. The Company was required to use the proceeds of the notes only for payment of operating expenses. Principal and accrued but unpaid interest under the notes were due upon the sooner of July 26, 2003 and the Company's raising of $3,500 in equity or debt financing. In conjunction with the September 2003 Convertible Bridge Loan described below, warrants issued with these notes to purchase up to an aggregate of 200,000 shares of common stock at an exercise price to be the greater of $.70 per common share or the conversion price of securities the Company considered issuing in a subsequent financing, but not to exceed $1.30 per common share were re-priced to an exercise priced of $.50 per common share and immediately exercised on a cashless basis. These notes were tendered for the purchase of Series A Preferred Stock in accordance with the face value of such notes (note 15). The notes held by Messrs. Shah and Winkler were re-paid from the proceeds of the Series A Preferred Stock financing (note 15). The balances of these notes were $0 as of December 31, 2003.

         On April 1, 2003, the Company issued to Richard P. Kiphart a $240 promissory note dated March 28, 2003 that bore interest at a rate of 18% per annum. Principal and accrued but unpaid interest were due upon the earliest of July 31, 2003 or the Company obtaining $3.5 million in equity or debt financing. In conjunction with the Convertible Bridge Loan described below, a warrant issued with this note to purchase 120,000 shares of common stock at an exercise price to be the greater of $.70 per common share or the conversion price of securities the Company considered issuing in a subsequent financing, but not to exceed $1.30 per common share, were re-priced to an exercise price of $.50 per common share and immediately exercised on a cashless basis. Of the $240, the Company allocated approximately $54 to the value of the warrant that was ascribed based upon fair values calculated for the warrant using a Black Scholes valuation model. This amount has been recorded as a discount from the face value of the debt, with an equal increase to additional paid-in capital. The discount is being amortized over the period from the date of issuance to the maturity date of the note. Amortization expense of the discount totaled $54 for 2003. This note was tendered for the purchase of Series A Preferred Stock in accordance with the face value of such note (note 15). The balance of this note was $0 as of December 31, 2003.

OBLIGATIONS FOR RESTRUCTURING FACILITY LEASE

         In restructuring existing facility lease agreements (note 11), the Company agreed to pay $500 in installments without interest. The first payment of $75 was made as scheduled in December 2002, with additional payments scheduled of $100 due in March 2003, $150 due in June 2003 and a final payment of $175 due in September 2003. Although the Company tendered in August 2003 the remaining balance of the $150 payment that was due in June 2003, Research Venture claimed a default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against the Company per prior stipulation in the amount of $2.7 million. As such, the Company recorded a $1.3 million accrued liability as of June 30, 2003, which consisted of the original judgment amount of $3.1 million less $456 of cash previously paid and $1.4 million of shares previously issued. On August 29, 2003, the Company entered into an agreement of settlement on stipulated judgment with Research Venture. Under that settlement agreement, Research Venture retained 959,323 shares of common stock initially issued in connection with the restructuring arrangement and 96,919 shares of common stock issued upon conversion of $126 of the principal balance of the $360 non-interest bearing note that the Company had issued as prepaid rent, and the Company agreed to register those shares for resale by Research Venture. The Company completed the appropriate registration of those shares on September 18, 2003. In addition, Research Venture canceled and surrendered the note, the Company paid to Research Venture cash in the amount of $865 and issued to Research Venture 414,450 shares of common stock that were to be registered for resale by Research Venture under a separate registration statement on or prior to November 30, 2003, and the building lease agreement was terminated. The 414,450 shares were recorded at the fair value of $373 and were included on a resale registration statement. Because the Company did not timely obtain effectiveness of the registration statement covering the 414,450 shares of common stock the Company issued in the August 2003 settlement, Research Venture may be entitled to entry of a stipulated judgment against the Company in an amount up to $373,000 less the product of $.90 multiplied by the number of those shares that Research Venture sells prior to entry of the stipulated judgment. The settlement agreement contained mutual general release language, and the August 11, 2003 stipulated judgment was vacated. As a result of the above settlement, the Company adjusted the estimated accrued liability by $209, and the $500 obligation was fully satisfied as of December 31, 2003.

NOTE TO REPURCHASE INTEREST IN SSP GAMING

         In October 2002, the Company entered into a mutual settlement and release regarding the default by a party that had contracted to finance the investment of SSP Gaming, a then wholly-owned subsidiary. The party defaulted under the financing agreement. To preserve the underlying business relationships, the Company and the other party executed an agreement whereby the Company repurchased the party's interest by issuing a note for $250, the amount invested by the party, and agreed to repay such amount by making an initial $40 payment and additional monthly payments of $15 per month, including interest at 6%, until paid in full. The note is secured by the Company's interest in SSP Gaming, and includes an acceleration clause whereby the then principal balance will be paid upon separate SSP Gaming financing of $2,000 or more. The Company has terminated the operating agreement of VI (note 4), therefore, the Company does not intend to make the last six monthly payments of $15 each. The balance of this note is $96 as of December 31, 2003.

SECURED CONVERTIBLE NOTES

         In November 2002, the Company issued to Mr. Kiphart, Crestview Capital Fund, L.P. and Crestview Capital Fund II, L.P. three one-year notes totaling $500, bearing interest at 30% per annum ("Secured Convertible Notes"). In conjunction with the convertible bridge loan described below, warrants to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per common share that accompanied the Secured Convertible Notes were re-priced to an exercise price of $.50 per common share and immediately exercised on a cashless basis. SSP Gaming used the proceeds for investment into the joint venture with Venetian (note 4). Beginning May 14, 2003, the Secured Convertible Notes were convertible into the Company's common stock at a conversion price of $1.30 per share. The Secured Convertible Notes were to be due upon a Company financing of $3,500 or more, and were to be secured behind the Secured Subordinated Convertible Notes described above. On November 19, 2003, these notes were exchanged for the purchase of Series A Preferred Stock (note 15). The balances of these notes were $0 as of December 31, 2003.

         The fair value of the detachable warrants associated with the Secured Convertible Notes was estimated at $154 using the Black Scholes valuation model, based on the following assumptions: risk-free interest rate of 4.85%; dividend yield of 0.00%; and volatility of 129%. The amount has been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. The relative fair value of the warrants has been allocated as a debt discount and is being amortized over the period from the date of issuance to the maturity date of the Secured Convertible Notes. Amortization expense of the discounts totaled $154 for year ended December 31, 2003, respectively. On November 19, 2003, the Secured Convertible Notes were exchanged in a private placement for Series A Preferred Stock (note 15). The $154 warrant value was fully amortized over the period from date of issuance to maturity date, which was prior to November 19, 2003, as such, there was no remaining unamortized warrant value, which would have been recorded as an additional non-cash interest due to the conversion on November 19, 2003.

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

         In March 2003, the Company executed documents to settle the action brought against the Company by Integral Systems, Inc. As part of the settlement, the Company entered into a Forbearance Agreement dated March 12, 2003 with Integral Systems that would allow Integral Systems to enter a judgment against the Company should the Company default in the $20 per month payments due under the agreement. The Company also issued to Integral Systems a warrant exercisable for three years to purchase 150,000 at an exercise price of $1.30 per common share. Additionally, because the Company did not pay off the agreed to obligation at a discount by June 30, 2003, the Company placed 400,000 shares of its common stock in a third party escrow as additional security for its performance under the Forbearance Agreement in July 2003 (see below). During December 2003, the entire obligation was paid and the Company received the 400,000 shares back from the third party escrow.

AUGUST 2003 EXCHANGEABLE BRIDGE LOAN

         On August 27, 2003, the Company issued two notes totaling $750 that were to be cancelled as payment of the exercise price of previously issued warrants to purchase 1,500,000 common shares ("Warrant Notes"), and a $500 note ("Exchange Note") that was to be exchanged for a note to be issued as part of the September 2003 Bridge Loan described below. The September 2003 Bridge Loan and the Warrant Notes were cancelled in September 2003 when the warrants were exercised, and the Exchange Note was surrendered and replaced by a note issued as part of the September 2003 Bridge Loan. As such, the Warrant Notes and Exchange Note had a balance of $0 as of December 31, 2003.

SEPTEMBER 2003 CONVERTIBLE BRIDGE LOAN

         Under a Bridge Loan Agreement dated September 1, 2003 ("September 2003 Bridge Loan"), certain investors agreed to fund a $1,500 10% bridge loan, which automatically converted at 110% of face value plus accrued interest into the securities issued in the Series A Financing (note 15). The bridge loan investors were SDS Merchant Fund, L.P. ($750), Crestview Capital Fund, L.P. ($100), Crestview Capital Fund II, L.P. ($150) and Richard P. Kiphart, who surrendered the Exchange Note for a $500 note issued under the September 2003 Bridge Loan. The bridge loan investors were issued three-year warrants exercisable for 500,000 shares of the Company's common stock at the exercise price of A-1 Warrants to be issued with the Series A Preferred Stock ("Bridge Warrants") (note 15). The September 2003 Bridge Loan was converted into Series A Preferred Stock (note 15) and the balance of the September 2003 Bridge Loan was $0 at December 31, 2003.

         The September 2003 Bridge Loan included the cash exercise of a portion of the warrants issued as part of financing obtained on April 16, 2002 (the "Registered Warrants"), and the cashless exercise of all other warrants issued to Mr. Kiphart, Crestview Fund, L.P., and Crestview Fund II, L.P. in financing obtained after April 2002 ("Unregistered Warrants"). In conjunction with the September 2003 Bridge Loan, the Company entered into agreements with holders of certain Registered Warrants to purchase 1,500,000 common shares, whereby they were immediately exercised upon the decrease of the exercise price to $.50 per common share in exchange for the cancellation of the Warrant Notes. The exercise price of the remaining unexercised Registered Warrants was reduced to the exercise price of the Series A-1 Warrants (note 15). All other Unregistered Warrants owned by Mr. Kiphart, Crestview Fund, L.P., and Crestview Fund II, L.P.

that were not subject to an effective registration statement were re-priced to $.50 and immediately exercised on a cashless basis using the twenty-day weighted average closing price prior to August 20, 2003.

         In conjunction with decreasing the warrant exercise prices to $.50 per common share on the Registered Warrants and Unregistered Warrants, the Company recorded a non-cash interest expense totaling $925 in the quarter ended September 30, 2003.

FORBEARANCE AGREEMENT

         Under the terms of a Forbearance Agreement dated September 1, 2003 ("Forbearance Agreement"), with the exception of Bay View Funding ("BVF") discussed below, and the SSP Gaming repurchase noteholder, substantially all other noteholders with balances outstanding at September 1, 2003, agreed not to take any action relative to rights under their notes until November 30, 2003, and further agreed that their notes would be tendered for the purchase of Series A Preferred Stock at face value. As part of the Forbearance Agreement, the Company issued to Crestview Fund, L.P., Crestview Fund II, L.P. and Mr. Kiphart a total of 200,000 common shares in full satisfaction of all penalties and costs ("Penalty Shares") through November 30, 2003, related to securities issued after April 2002. During 2003, the Company recorded a non-cash charge of $190 related to the issuance of the Penalty Shares. The Forbearance Agreement had been fully satisfied in upon the issuance of the Series A Preferred Stock (note 15).

ACCOUNTS RECEIVABLE FINANCING

         During November 2001, both the Company and Pulsar entered into separate financing agreements with Wells Fargo Business Credit ("WFBC"), which provided for the factoring of accounts receivable. In October 2002, the Company terminated its arrangement with WFBC and entered into a new financing arrangement with Bay View Funding ("BVF"). The new factoring agreement contains a maximum advance of $750, and was for an initial term of three months. At the Company's option, the agreement is renewable for additional three-month periods. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every 30-day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the 30-day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains certain representations, warranties and covenants and requires a monthly minimum fee, including the factoring and financing fees, of ..25% of the maximum advance of $750, or approximately $2 per month. The BVF agreement states among other things that a default occurs if the Company does not pay debts as they become due or if the Company maintains unreasonably small capital. The Company has notified BVF of the Company's failure to make certain payments on a timely basis and have requested but not received a waiver of such default.

         Gross receivables transferred to BVF amounted to $2,873 and $1,399 during the years ended December 31, 2002 and 2003, respectively. The Company is obligated to repurchase certain accounts receivable under the program and, therefore, the transaction does not qualify as a sale.

         Factored receivables included in the accounts receivable balance as of December 31, 2002 and 2003 were $314 and $452, respectively.

(10)     ACCRUED LIABILITIES

         A summary of accrued liabilities follows:

                                                                            DECEMBER 31,
                                                                   ------------------------------
                                                                        2002             2003
                                                                   -------------    -------------
         Accrued professional fees ...........................     $        113     $         38
         Accrued vacation ....................................              363              339
         Accrued compensation ................................              270              128
         Accrued dividends declared (note 15) ................               --              139
         Accrued EPA settlement (note 20) ....................               --              108
         Accrued commissions .................................               71               71
         Accrued interest ....................................              198               50
         Accrued obligation for the repurchase of common stock               --              373
         Accrued deferred rent................................               98              102
         Accrued investor relations fees......................                9               38
         Other ...............................................              178              142
                                                                   -------------    -------------
                                                                   $      1,300     $      1,528
                                                                   =============    =============

(11)     RELATED PARTY TRANSACTIONS

KRDS REAL PROPERTY LEASE

         In 1999, the primary shareholders of SSP (then known as "Litronic Inc.") formed KRDS, Inc. ("KRDS") for the sole purpose of purchasing real property. KRDS's operations primarily consisted of a mortgage obligation, interest, depreciation and rental income from the Company related to the real property.

         In February 2000, KRDS leased a building to the Company for its corporate headquarters. The lease expires in February 2007. The facility has an annual rent of approximately $429. In April 2002, the Company and KRDS entered into an agreement whereby upon 60 days' notice, either party may cancel the remaining balance of the facility lease with no future liability. Neither party has exercised the exit clause. On December 1, 2003, the Company entered into a letter agreement whereby it agreed to pay a certain amount of late fees in exchange for an agreement to cancel the April 2002 agreement described above.

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

RELATED PARTY FACILITIES LEASING

         During 2001, the Company arranged for the lease of two buildings approximating 63 square feet that were under construction and were subsequently completed. In October 2002, the Company restructured its lease obligations with landlord, Research Venture, LLC, for the two buildings located in the Spectrum area of Irvine, California. This restructuring and settlement provided the basis for revising the estimate of costs relative to resolving the liability incurred under the original leases. In 2001 the Company recorded an estimated liability of $2,171, which was net of then anticipated offsetting sublease income. As a result of the restructuring and settlement, the Company increased stockholders' equity by $1,650 through the issuance of common stock valued for financial reporting purposes at $956 and recorded a gain of $700 for 2002. The settlement required the Company to issue 959,323 shares of common stock, pay $500 in cash over a one-year period, cancel the lease on one building approximating 23 square feet, and take occupancy of the other building under a seven-year operating lease for the facility with approximately 40 square feet for an initial monthly rental rate of $55, plus common area costs beginning in December 2002. The monthly rental rate on the seven-year lease was scheduled to increase to $73, plus common area costs, at the beginning of the third year. The Company recorded rent expense on a straight-line basis. At the Company's option, a portion of the rental rate was payable either in stock or in cash during the first two years of the lease under certain circumstances through conversion of a $360 subordinated convertible promissory note that the Company issued as prepaid rent. In August 2002, Mr. Shah surrendered his 25% ownership interest in the entity that owns the two buildings. The lease was terminated in August 2003 (note 9). At the time of surrendering his interest, the buildings were encumbered by one or more construction loans for which the lender required personal guarantees for renewal of the financing. As there was little, if any, equity in the project and Mr. Shah was unwilling to personally guarantee the loans, Mr. Shah chose to surrender his membership interest. In 2003, a total of 92,304 shares were issued in payment of rent (note 9).

CASHLESS EXERCISE OF WARRANTS

         During 2003 the Company issued and repaid bridge notes held by the Company's co-chairmen, Kris Shah and Marvin Winkler, totaling $40. The repayment of the $40 bridge notes were repaid simultaneously with the closing of the Series A financing (note 15) in exchange for a waiver of all penalties and costs related to their bridge notes and their related warrants to purchase up to 40,000 common shares. On October 21, 2003, these warrants, which were to have an exercise price equal to the greater of $.70 per common share or the conversion price of securities the Company considered issuing in a subsequent financing, but not to exceed $1.30 per common share had their exercise price set at $.50 per common share and were immediately exercised by Mr. Shah and Mr. Winkler on a cashless basis resulting in the issuance to them of an aggregate of 9,474 shares of common stock.

(12)     CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 2002 and 2003, accounts receivable included $133 and $631, respectively, due from the U.S. government and related agencies. Sales to the U.S. government and related agencies accounted for 18% and 37% of total revenues for years December 31, 2002 and 2003, respectively.

         The Company had sales to two customers that each represented 28% and 17% and of the total revenues for the year December 31, 2002. The Company had sales to three customers that each represented 28%, 18% and 12% of total revenues for 2003. No other customers accounted for more than 10% of total revenues during the years ended December 31, 2002 and 2003. Trade accounts receivable totaled $1,001 and $1,620 from these major customers as of December 31, 2002 and 2003, respectively.

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

(13)     COMMITMENTS AND CONTRACTUAL OBLIGATIONS

         The Company leases office space under noncancelable operating leases. The terms of the leases range up to seven years. The following summarizes the future minimum lease payments under all noncancelable operating lease obligations:

                  YEAR ENDING DECEMBER 31,
                      2004 ..................................     $    547
                      2005 ..................................          586
                      2006 ..................................          603
                      2007 ..................................          166
                      2008 and thereafter ...................          162
                                                                  ---------
                                                                  $  2,064
                                                                  =========

         Rental expense under noncancelable operating leases was $802 and $1,036 for the years ended December 2002 and 2003, respectively. Rental expense excluded any settlement amounts paid to Research Venture (note 9).

         The corporate headquarters are leased from a related party (note 11). In April 2002, the Company and KRDS entered into an agreement whereby upon sixty
(60) days notice, the Company or KRDS may cancel the remaining term of the corporate headquarters lease with no future liability. The exit clause is available provided that all amounts due under the lease are paid current through the date of termination. On December 1, 2003, the Company entered into a letter agreement whereby it agreed to pay a certain amount of late fees in exchange for an agreement to cancel the April 2002 agreement described above.

         As of December 31, 2003, the Company had unconditional purchase obligations of $1,042 for purchases during 2004, which consisted of the following and are for hardware products purchased for resale, licenses and software used in contract development programs: Services, $403; Hardware, $286; Maintenance, $127; Licenses, $155; and; other $71.

(14)     LOSS PER SHARE

         The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants. The following table sets forth potential common shares that were excluded from the diluted net loss per share calculation for the years ended December 31, 2002 and 2003 because they are anti-dilutive for the periods indicated (shares in thousands):

                                               2002           2003
                                           -----------    -----------

         Warrants ....................          4,081         16,247
         Stock options ...............          2,039          4,269
                                           -----------    -----------
                                                6,120         20,516
                                           ==========     ==========

(15)     SERIES A CONVERTIBLE PREFERRED STOCK

         In November 2003, the Company sold and received proceeds from the sale of a Series A Convertible Preferred Stock ("Series A Preferred Stock"), and warrants to purchase common stock ("Warrants") to 84 accredited investors in a transaction exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act of 1933. The private placement consisted of the following:

         Series A Convertible Preferred Stock
         ------------------------------------

         The Company sold 2,150 shares of Series A Preferred Stock and Warrants for a total amount of $15,050, of which $9,510 was for new capital and $5,540 was issued in exchange for cancellation of previously issued promissory notes.

         The aggregate purchase price for 2,150 shares of the Series A Preferred Stock and Warrants was $15,050 ("Stated Value"), or $7 per share, with an initial conversion price of $.70 per common share. The Series A Preferred Stock will initially be convertible into 21,500,000 shares of the Company's common stock, with Warrants to purchase an additional 10,750,000 shares of common stock on terms described below.

         The holders of the Series A Preferred Stock are entitled to a dividend payable semi-annually at the rate of 8% per annum, increasing to 12% per annum eighteen months from closing, payable in cash or common stock at the Company's option, with the shares of common stock valued at the arithmetic mean of the Company's closing sales price of common stock for the thirty-day period before the dividend payment is due. As of December 31, 2003, the Company had declared and unpaid dividends in the amount of $139.

         Due to the rank and liquidation preference (see below) with respect to the Series A Preferred Stock, the Company recorded the Series A Preferred Stock outside permanent equity on the balance sheet as of December 31, 2003 as follows:

            Series A preferred stock                                                  $ 15,050
            Valuation of Series A Preferred Stock Beneficial Conversion (see below)     (7,821)
            Valuation of Series A Preferred Stock Warrants (see below)                  (7,229)
            Issuance costs of Series A Preferred Stock (see below)                        (802)
                                                                                       ---------
               Total outside of permanent equity                                           --
                                                                                       ---------

        Valuation of Series A Preferred Stock Beneficial Conversion and Warrants
        ------------------------------------------------------------------------

         The Series A Preferred Stock contain a beneficial conversion feature. When a convertible security contains a conversion price that is less than the quoted trading price of a company's common stock at the date of commitment, then the difference between the conversion price and the common stock price is called a beneficial conversion feature. Emerging Issues Task Force ("EITF") Issue No. 00-27, which amends EITF Issue No. 98-5, requires both recordation of a discount to recognize the intrinsic value of the conversion feature and amortization of the amount recorded over the term of the security.

         Of the aggregate $15,050 in Series A Preferred Stock issued, the Company allocated approximately $7,229 to the value of the warrants and the remaining $7,821 to the beneficial conversion feature of the Series A Preferred Stock, which were ascribed to these components on a pro rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. These amounts have been recorded as discounts from the value of the Series A Preferred Stock, with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement.

         Issuance Costs of the Series A Convertible Preferred Stock
         ----------------------------------------------------------

         In connection with issuances of the Series A Preferred Stock and related warrants, the Company incurred approximately $802 of issuance costs comprised of legal and placement and exchange agent fees. These costs were recorded as an offset against proceeds received from the issuance of Series A Preferred Stock.

         Mandatory Conversion
         --------------------

         Provided there is a minimum average of $400 trading volume for lowest twenty dollar volume trading days for the thirty trading days prior to the Trigger Date and certain other requirements are met, beginning eighteen months after the Effective Date, as defined below, the Series A Preferred Stock shall automatically convert into common stock at a conversion price calculated as if an optional conversion were occurring, if the common stock closes at a price equal to or greater than $2.10 per share for at least ten of fifteen consecutive trading days (the tenth day is the "Trigger Date"). If a holder is prohibited from converting due to a 4.99% ownership limitation, or cap (discussed further below), the excess portion of the Series A Preferred Stock shall remain outstanding, but shall cease to accrue any dividends, and will be converted into shares of common stock as the limitations, from time to time, permit.

         A-1 and A-2 Warrants
         --------------------

         The holders of the Series A Preferred Stock received a five-year A-1 Warrant to purchase 2,500 shares of common stock and a five-year A-2 Warrant to purchase 2,500 shares of common stock for each share of Series A Preferred Stock purchased. The A-1 Warrants have an initial exercise price of $1.25 per share, which increases to $1.50 six months and one day after the Effective Date, as defined below. The A-2 Warrants have an initial exercise price of $1.50 per share, which increases to $1.75 six months and one day after the Effective Date. Beginning on December 19, 2003, the date of the Company's 2003 annual meeting of the stockholders, the A-1 and A-2 Warrants became exercisable for up to an aggregate total of 10,750,000 shares of the Company's common stock, subject to customary anti-dilution provisions and weighted average anti-dilution provisions if the Company issues shares of common stock or securities convertible into or exercisable for common stock, other than excluded securities, at per share prices less than the then effective exercise price.

         Beginning thirty-six months and one day after the Effective Date, and subject to a minimum average dollar trading volume, the Company may redeem the A-1 and A-2 Warrants for $.10 per Warrant if the stock closes above $3.00 relative to the A-1 Warrants and $3.50 relative to the A-2 Warrant for ten consecutive trading days and the exercise limitations described below are not in effect.

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

         Registration Rights
         -------------------

         The Company agreed to file with the Securities and Exchange Commission ("SEC") a registration statement covering the resale of the shares of common stock underlying the Series A Preferred Stock, Warrants and certain other securities no later than thirty days after the closing and use best efforts to have the registration statement declared effective within 120 days after the closing. The date the SEC declares effective the Registration Statement covering the common shares reserved for issuance under the Series A Preferred Stock, A-1 Warrants and A-2 Warrants is defined as the "Effective Date." The Company received notice from the SEC that the Effective Date of the Registration Statement is January 23, 2004.

         Exchange Right and Right of First Offer
         ---------------------------------------

         If the Company completes a private equity or equity linked financing in future periods ("New Financing"), the holders of Series A Preferred Stock may exchange their shares of Series A Preferred Stock at 100% of Stated Value for the securities issued in the New Financing. However, this right terminates when the New Financing is at least $5,000 of additional equity capital at a price of not less than the then effective Series A Preferred Stock conversion price per share. In addition, for any New Financing consummated within eighteen months after the closing, the holders of the Series A Preferred Stock shall have a right to purchase up to 50% of their investment amount in the Series A Preferred Stock in the New Financing provided they respond within five trading days. New Financings do not include strategic partnerships, acquisition candidates, public offerings, and certain other issuances as defined in the Series A Preferred Stock financing agreement.

         Rank and Liquidation Preference
         -------------------------------

         In the event of any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive prior and in preference to, any distribution of any assets of the Company's to any holders of the Company's common stock by reason of their ownership thereof, an amount per share equal to the greater of 143% of Stated Value plus any accrued and unpaid dividends, or the amount that would be distributed upon the number of shares of common stock into which shares of the Series A Preferred Stock could be converted immediately prior to a liquidation event. If upon the occurrence of such event, the assets and funds thus distributed to the Series A Preferred Stock shall be insufficient to permit such payment to all holders of Series A Preferred Stock, all of the Company's assets and funds legally available for distribution shall be distributed ratably among the holders of the Series A Preferred Stock. Once the liquidation preference has been paid to the holders of the Series A Preferred Stock, any remaining assets shall be distributed pro rata among to the holders of the Company's common stock. A consolidation or merger, as defined in the Series A Preferred Stock financing agreement, shall not be deemed to be a liquidation, dissolution or winding up under this provision.

         Optional Conversion Rights
         --------------------------

         Subject to limitations on certain conversions, redemptions and transfers described below, each share of Series A Preferred Stock is convertible at the option of the holder into shares of common stock at any time or from time to time after December 19, 2003, the date of the Company's 2003 annual meeting of stockholders, at a conversion price that depends upon whether a conversion event has occurred. The initial conversion price for an optional conversion that occurs prior to a conversion event is $.70 per share and is subject to adjustments described below. The number of shares of common stock issuable upon an optional conversion of a share of Series A Preferred Stock that occurs after a conversion event will be equal to the quotient of the applicable percentage of the face amount of the share divided by either the conversion event price or, if the conversion event price is greater than $1.00, then the then-effective conversion price. The conversion event price in the case of a sale of all or substantially all of the Company's assets will be equal to the total consideration the Company receives per share of common stock outstanding at the time of the conversion event. In the case of any other conversion event, the conversion event price will be equal to the arithmetic mean of the closing sales price of the Company's common stock for the 30-day period prior to the day the Company receives the notice of conversion. If the conversion event price is greater than $1.00, then the applicable percentage of the face amount is 100%. If the conversion event price is less than or equal to $1.00, then the applicable percentage of the face amount is 143%.

         If, after the occurrence of a conversion event, the Company is prohibited from issuing shares of common stock upon an optional conversion as a result of conversion limitations, then the holders will have the right, at any time and from time to time thereafter, to require the Company to redeem for cash up to the number of shares of Series A Preferred Stock that, after giving effect to the redemption, the then unissued shares portion of the holder's pro rata share of the Cap Amount is at least equal to 100% of the total number of shares of common stock issuable upon conversion of such holder's shares of Series A Preferred Stock.

         Redemption Rights
         -----------------

         Each holder of Series A Preferred Stock will have the right to require the Company to redeem by purchasing for cash any or all of their then outstanding shares of Series A Preferred Stock for an amount per share equal to the redemption amount in effect at the time of redemption, at any time and from time to time after a redemption event occurs and is continuing. If the redemption event is the failure of the Company's stockholders to timely authorize the issuance of shares of common stock in excess of the Cap Amount, then the redemption amount for each share of Series A Preferred Stock in excess of a holder's pro rata share of the cap amount will be equal to the face amount of the share plus all accrued dividends on the share through the date of payment of the redemption amount. In the case of all other redemption events, except as described in the following paragraph, the redemption amount will be equal to the quotient of 143% of the face amount plus accrued dividends divided by the lesser of the then current conversion price and the value of a share of common stock valued at the arithmetic mean of the closing sales price of the Company's common stock for the 30-day period prior to when the Company receives the redemption notice.

         With respect to the redemption events relating to the Company's failure to remove restrictive legends and the Company's indication that it does not intend to honor conversions of shares of Series A Preferred Stock in accordance with the terms of the certificate of designation, the redemption amount will be the greater of the redemption amount described in the last sentence of the preceding paragraph and the "parity value" of the shares to be redeemed. The "parity value" will be the product of (i) the highest number of shares of common stock issuable upon an optional conversion of the shares of Series A Preferred Stock without giving effect to any limitations on conversion and treating the trading day immediately preceding the redemption date as the conversion date and
(ii) the highest closing price of a share of common stock during the period beginning on the date of first occurrence of the redemption event and ending one trading day prior to the redemption date.

         If the Company fails to pay the redemption amount for a share of Series A within five business days after receiving a redemption notice, then the holder of the share will be entitled to interest on the redemption amount at a rate equal to the lower of 24% per annum and the highest legal rate until the Company pays the redemption amount. If the Company is unable to redeem all shares of Series A Preferred Stock that are covered by redemption notices, then the Company must redeem shares to the extent it is able from each redeeming holder on a pro rata basis.

         Conversion Price Adjustments
         ----------------------------

         The conversion price of the Series A Preferred Stock is subject to customary anti-dilution adjustments and also is subject to downward weighted-average anti-dilution adjustments if the Company issues shares of common stock or securities convertible into or exercisable for shares of common stock, other than certain excluded securities, at per share prices less than the then effective conversion price.

         Stockholder Approval
         --------------------

         The Company was required to file a preliminary proxy statement seeking stockholder approval to authorize the issuance of common shares upon conversion of the Series A Preferred Stock and upon exercise of the A-1 and A-2 Warrants in excess of 19.99% (the "Cap Amount") of the common shares outstanding on the closing date. On December 5, 2003, the Company filed the proxy statement, and on December 23, 2003, the Company obtained approval from the shareholders.

         Board Representation and Voting Rights
         --------------------------------------

         The holders of the Series A Preferred Stock had the right to appoint two independent members to the Company's Board of Directors. When the Company satisfied its registration requirements discussed above, the number of independent members that can be appointed by the holders of the Series A Preferred Stock was reduced to one. Additionally, the Company agreed that its Board of Directors would appoint a chief operating officer no later than 120 days after closing. Mr. Shah was appointed as Chief Operating Officer.

         On any matters as to which Delaware law requires the vote of the holders of Series A Preferred Stock, voting together as one class with the holders of common stock, each share of Series A Preferred Stock will have a number of votes equal to the number of shares of common stock into which it is then convertible, subject to 4.999% ownership limitations described below and except that the number of votes to which a share of Series A Preferred Stock is entitled will be determined without taking into account any conversion price adjustments that may have occurred. Subject to the voting requirements described below, and except as otherwise may be required under Delaware law, on the matters described in the preceding sentence, the affirmative vote or consent of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock will constitute approval of the holders of Series A Preferred Stock.

         The approval of holders of at least 75% of the then-outstanding shares of Series A Preferred Stock is required in order for the Company to enter into an agreement, commitment or understanding regarding altering the terms or rights of the Series A Preferred Stock or issuing additional shares of Series A Preferred Stock or any securities ranking senior to the Series A Preferred Stock as to distribution of assets upon liquidation. The approval of holders of a majority of the then-outstanding shares of Series A Preferred Stock is required in order for the Company to enter into an agreement, commitment or understanding in which the Company would repurchase or pay dividends or distribution on securities ranking junior to the Series A Preferred Stock as to distribution of assets upon liquidation, other than pursuant to an equity compensation plan approved by the board of directors, or create or allow to exist most liens or security interests on the Company's assets.

         Limitations on Certain Conversions, Redemptions and Transfers
         -------------------------------------------------------------

         The number of shares issuable in connection with optional conversions, mandatory conversions and redemptions may not exceed the Cap Amount or any cap amount prescribed by any market upon which the Company's common stock is listed or traded. The cap amount shall be allocated PRO RATA to the holders of Series A Preferred Stock and other securities issued pursuant to the securities Purchase agreement or related agreements. As discussed above, the Cap Amount as defined above is no longer applicable.

         In addition, no holder of Series A Preferred Stock may receive in connection With optional conversions, mandatory conversions or redemptions a number of shares of common stock that would result in the holder and its affiliates together beneficially owning more than 4.99% of the then-outstanding shares of the Company's common stock. This limitation may only be altered or removed with the vote or written approval of a majority of the outstanding shares of the Company's common stock and the written approval of holders of at least 50% of the outstanding shares of Series A Preferred Stock.

         Exchange of Previously Issued Notes
         -----------------------------------

         On April 16, 2002, the Company issued $5,796 of 10% Convertible Notes (note 9) to investors in exchange for cash and previously issued notes. In addition to the $1,500 raised in the September 2003 Bridge Loan, in a series of transactions beginning in November 2002 through April 2003, the Company issued other bridge notes totaling $1,640. The principal amount outstanding under the 10% Convertible Notes, the September 2003 Bridge Loan and the series of other bridge loans totaled $8,936 ("Total Notes") immediately prior to the closing of the Series A Preferred Stock financing. As part of the Series A Preferred Stock financing, the Company issued 982 shares of Series A Preferred Stock and related Series A-1 and A-2 Warrants in exchange for cancellation of $6,876 of the principal amount of the Total Notes ("Exchanged Notes"), leaving outstanding a $1,986 principal balance of 10% Convertible Notes. In addition, the Company cancelled 10% Convertible Notes in the principal amount of $1,500 held by Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., and Crestview Offshore Fund, Inc. in exchange for the issuance of notes with identical terms except that automatically converted into 2,153,589 shares of common stock at a conversion price of $.70 per common share after being approved at the 2003 Annual Meeting of Shareholders held on December 19, 2003. The replacement notes were accompanied by warrants to purchase up to 1,071,429 shares of common stock, which warrants were identical to the A-1 Warrants except that their exercise price is $1.00 per common share.

         Placement Agent Agreement and Warrants
         --------------------------------------

         On August 26, 2003, the Company executed an engagement letter with Burnham Hill Partners ("BHP") to act as the Company's exclusive placement agent for the Series A Preferred Stock financing. As compensation related to the Series A Preferred Stock financing, the Company agreed to pay BHP a cash fee equal to 3.5% of the gross proceeds received by the Company in connection with the cash exercise of the 1,500,000 Registered Warrants (note 9). The Company also agreed to pay approximately 7.6% of the gross cash proceeds of new capital in connection with the Series A Preferred Stock financing. The Company also agreed to pay BHP 4% of the gross proceeds received by the Company in connection with the future exercise of the A-1 Warrants and A-2 Warrants. The Company also agreed to issue warrants to BHP in an amount equal to 7% of the common shares underlying the aggregate number of Series A Preferred Stock shares issued for new capital ("Placement Warrants") which resulted in the issuing 1,102,389 warrants. The Company also agreed to issue warrants in an amount equal to 2.5% of the amount of Series A Preferred Stock shares issued in exchange for the cancellation of notes ("Exchange Warrants"), which resulted in issuing 192,004 warrants. The Placement Warrants are exercisable at the conversion price of the Series A Preferred Stock, expire five years from the issuance date, have standard piggyback registration rights, have a cashless exercise provision and have the right to have the underlying shares f common stock registered for re-sale in connection with the Series A Preferred Stock financing. The Exchange Warrants have the same terms as the Placement Warrants, but the exercise price is agreed to be $.01 per share. As part of the engagement letter with BHP, the Company agreed to execute a separate letter indemnifying BHP and its related parties for services provided under the engagement letter. The term of the engagement letter with BHP is twelve months.

         Cashless Exercise of Warrants
         -----------------------------

         In November 2003, the bridge notes held by the Company's co-chairmen, Kris Shah and Marvin Winkler, totaling $40,000 were repaid using proceeds from the Series A Preferred Stock financing. On October 21, 2003, warrants to purchase up to 40,000 shares of the Company's common stock, which warrants had been issued in accompaniment with the bridge notes and had an exercise price to be determined, had their exercise price set on terms identical to those established for other, unaffiliated warrant holders. As a result, the warrants' exercise price was set at $.50 in consideration for a waiver of certain penalties and the immediate exercise of the warrants on a cashless basis. Messrs. Shah and Winkler received an aggregate of 9,474 shares of common stock pursuant to the cashless exercise.

(16)     SHAREHOLDERS' EQUITY - OPTIONS AND WARRANTS

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

         There were no options granted under the 1998 Stock Option Plan since 1998. The Company does not intend to grant options in the future under the 1998 Stock Option Plan.

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

         On December 23, 2003, the Company's stockholders approved an amendment and restatement of the Amended and Restated 1999 Stock Option Plan ("Second Amended 1999 Plan"), which increased the number of shares of common stock available for grant under that plan from 4,000,000 to 10,000,000. Starting in 2003, unless otherwise provided by the board of directors or the committee of the board that administers the Plans, new options issued by the Company under the Second Amended 1999 Plan to employees generally vest and become exercisable 25% upon the first anniversary the grant issuance, and thereafter vest as to 1/48 of the total number of shares underlying the option each month until vested and exercisable in full. The option exercise price requirements for the Second Amended 1999 Plan are the same as those for the Restated Plan and the Plans. In the discretion of the board of directors or the committee that administers the Second Amended 1999 Plan, payment of the purchase price for the shares of common stock acquired through the exercise of an option may be made in cash, shares of the Company's common stock or a combination of cash and shares of its common stock. Options may be exercised during a period of time fixed by the board of directors or the committee that administers the Second Amended 1999 Plan, except that no option may be exercised more than ten years after the date of grant and, in the case of a qualified stock option granted to an optionee who owns more than 10% of the total voting securities of the Company on the date of grant, the option exercise period may not exceed five years.

         Options to purchase approximately 3,075,000 shares of common stock under the Second Amended 1999 Plan were made to all Company employees during 2003. Subject to continued service and other provisions of the grants, each option is scheduled to vest and become exercisable 20% upon issuance on the grant date and 1/48 of the total shares underlying the option each month thereafter until vested and exercisable in full. The employee options expire on the tenth anniversary date of grant in 2013.

BIZ INTERACTIVE ZONE, INC. 2000 STOCK OPTION PLAN

         The BIZ Plan was assumed as part of the BIZ acquisition. The BIZ Plan is closed and there were no additional options granted during 2002 and 2003. As of December 31, 2002 and 2003, there were options outstanding to purchase approximately 377,718 and 358,714 shares, respectively. Under the BIZ Plan, and subject to continued service and other provisions of the employee options, each option vests and becomes exercisable as to 25% of the underlying shares of common stock upon the first anniversary the date of issuance, and vests as to 1/48 of the underlying shares of common stock each month thereafter until vested and exercisable in full. The options generally are exercisable for ten years from their dates of grant.

2001 EMPLOYEE STOCK PURCHASE PLAN ("ESPP")

         During 2001, the Company established the ESPP, which was approved by the Company's shareholders on August 23, 2001. A total of 1,000,000 shares of common stock were authorized for issuance under the ESPP. If a right expires or becomes unexercisable without having been exercised in full, the shares of common stock that were subject to that right will again become available for grant under the ESPP. The number of shares issuable under the ESPP, and the purchase price per share, is subject to proportional adjustments to reflect stock splits, stock dividends, mergers, consolidations and similar events. There were 23,916 and 54,208 shares issued under the ESPP during the years ended December 31, 2002 and 2003, respectively.

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

         During 2002 and 2003, the Company granted 47,250 and 40,000 stock options to non-employees, respectively. The vesting terms of the options ranged from immediate to four years and from immediate to five years from the date of grant for options issued in 2002 and 2003, respectively. In connection with the granting of these options the Company recorded deferred compensation of $0 and $96 and recognized compensation expense of $2 and $0 related to options granted in the prior year for the years ended December 31, 2002 and 2003, respectively. The terms of these options range from two to four years.

         Additionally, in conjunction with the BIZ acquisition, the Company assumed 837,396 options under the BIZ stock option plan of which 377,718 and 358,714 options remained outstanding as of December 31, 2002 and 2003. Selected employee stock options were granted to employees with exercise prices at less than the fair value of the underlying common stock at the date of grant. Accordingly, compensation expense will be recognized and recorded over the vesting period. The options generally vest 25% upon the completion of one year of service and the remaining 75% in equal monthly installments over the next three years from the date of grant.

         Using the Black Scholes valuation model, the Company recorded deferred compensation related to the BIZ options of $36 and $0 at December 31, 2002 and 2003, respectively. The Company recorded compensation expense of $264 and $150 and reversal of deferred compensation related to terminated employees of $484 and $95 for the years ended December 31, 2002 and 2003, respectively.

WARRANTS

         In conjunction with the issuance of the 10% Convertible Notes in April 2002 (note 9), the Company issued detachable warrants to purchase 3,477,666 shares at $1.30 per share. The exercise price of and number of shares underlying the warrants are subject to adjustment under certain conditions. The warrants are exercisable at any time prior to the third anniversary of their issuance, in whole or in part, and contain a cashless exercise provision. In addition, the Company reduced the per share exercise price of warrants issued in the April 2002 financing to purchase up to 1,977,666 shares of common stock from $1.30 to $1.25, which is the initial exercise price of A-1 warrants that were issued in the Series A Preferred Stock financing (note 15).The warrants were valued at approximately $2,644 using a Black Scholes valuation model. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Accretion of the discounts totaled $1,392 for 2003. On November 19, 2003, with the exception of $1,986 in principal, the 10% Convertible Notes were exchanged in a private placement for Series A Preferred Stock (note 15). As such, the Company recorded a $2,226 non-cash interest charge related to the unamortized balance of warrant values and beneficial conversion feature of 10% Convertible Notes that were exchanged for Series A Preferred Stock (note 15). The Company will continue to amortize a non-cash interest charge related to the unamortized warrant values and beneficial conversion feature balances of $1,071 relative to the remaining 10% Convertible Notes that were not converted to Series A Preferred Stock.

         The Company also issued a placement warrant in conjunction with the 10% Convertible Notes issued in April 2002 (note 9). The warrant provides for the purchase of 110,000 shares at $1.00 per share. The exercise price of and number of shares underlying the warrants are subject to adjustment under certain conditions. The warrant is exercisable at any time prior to the third anniversary of its issuance, in whole or in part, and contains a cashless exercise provision. The warrant was valued at approximately $182 using a Black Scholes valuation model. The amount has been recorded as debt issuance cost carried under other long term assets with an equal increase in additional paid-in capital. These costs are being amortized over the term of the 10% Convertible Notes. Amortization expense of these costs totaled $142 and $40 for the years ended December 31, 2002 and 2003. The Company will continue to amortize a non-cash charge related to the unamortized balances of these costs, which had a balance of $285 as of December 31, 2003.

         In conjunction with the issuance of the Secured Convertible Notes in November 2002 (note 9), the Company issued to the note holders warrants to purchase up to 500,000 shares of common stock at $1.30 per share. The exercise price of and number of shares underlying the warrants are subject to adjustment under certain conditions. In conjunction with the September Bridge notes, these warrants were re-priced to $.50 per share and exercised on a cashless basis during 2003. The warrants were valued at approximately $154 using a Black Scholes valuation model. The amounts have been recorded as discounts from the face value of the debt with an equal increase to additional paid-in capital. The discounts are being amortized over the period from the date of issuance to the maturity date of the notes. Amortization expense of the discounts totaled $154 for year ended December 31, 2003, respectively. On November 19, 2003, the Secured Convertible Notes were exchanged in a private placement for Series A Preferred Stock (note 15). The $154 warrant value was fully amortized over the period from date of issuance to maturity date, which was prior to November 19, 2003, as such, there was no remaining unamortized warrant value, which would have been recorded as an additional non-cash interest due to the conversion on November 19, 2003.

         In conjunction with the issuance of the Series A Preferred Stock (note
15), the Company issued to A-1 Warrants, A-2 Warrants, Placement Agent Warrants, Exchange Warrants and Bridge Warrants to purchase up to an aggregate of 13,615,822 shares of common stock at $.01 to $1.50 per share. All of the warrants issued in conjunction with the Series A Preferred Stock issuance were valued at approximately $5,101 using a Black Scholes valuation model, which has been recorded a additional paid in capital on the Company's balance sheet (note
15).

         A summary of the status of the Company's warrants as of December 31, 2002 and 2003 and changes during the years ended on those dates is presented below (shares in thousands):

                                                      2002                            2003
                                          ----------------------------   ----------------------------
                                                           WEIGHTED                        WEIGHTED
                                            NUMBER OF      AVERAGE         NUMBER OF       AVERAGE
                                           UNDERLYING      EXERCISE       UNDERLYING       EXERCISE
        WARRANTS                             SHARES         PRICE           SHARES          PRICE
        --------                          ------------   -------------   ------------    ------------
Outstanding at beginning of year                 394     $      14.58          4,081     $      2.29
Granted                                        3,687     $       1.30         17,590            1.11
Cancelled                                         --     $         --         (3,349)            .97
Exercised                                         --     $         --         (2,075)            .50
                                         ------------                    ------------    ------------
Outstanding at end of year                     4,081     $       2.29         16,247            1.66
                                         ============                    ============    ============

Warrants exercisable at year-end               4,081                          16,247
Weighted-average fair value of
    warrants granted during the year                     $        .98                     $      .60

         The following table summarizes information about warrants outstanding at December 31, 2003 (shares in thousands):

                                          WARRANTS OUTSTANDING                            WARRANTS EXERCISABLE
                          -----------------------------------------------------    ---------------------------------
                              NUMBER        WEIGHTED-AVERAGE                          NUMBER
RANGE OF EXERCISE         OUTSTANDING AT       REMAINING       WEIGHTED-AVERAGE    EXERCISABLE AT   WEIGHTED-AVERAGE
     PRICES                  12/31/03      CONTRACTUAL LIFE     EXERCISE PRICE       12/31/03        EXERCISE PRICE
     ------               --------------   ----------------    ----------------    --------------   ----------------
$ .01 - $  .01                   192             4.89             $     .01             192          $       .01
$ .70 - $  .70                 1,102             4.88             $     .70           1,102          $       .70
$1.00 - $ 1.00                 1,181             4.55             $    1.00           1,181          $      1.00
$1.25 - $ 1.30                 8,003             3.89             $    1.26           8,003          $      1.26
$1.50 - $ 1.50                 5,375             4.92             $    1.50           5,375          $      1.50
$2.11 - $ 2.11                    24             1.58             $    2.11              24          $      2.11
$18.15                           370              .44             $   18.15             370          $     18.15
                             --------                                               --------
Outstanding at end of year    16,247             4.28             $    1.66          16,247          $     1.66
                             ========                                               ========

OPTIONS

         A summary of the status of the Company's stock option plans as of December 31, 2002 and 2003 and changes during the years ending on those dates is presented below (shares in thousands):

                                                      2002                            2003
                                          ----------------------------   ----------------------------
                                                           WEIGHTED                        WEIGHTED
                                            NUMBER OF      AVERAGE         NUMBER OF       AVERAGE
                                           UNDERLYING      EXERCISE       UNDERLYING       EXERCISE
        OPTIONS                              SHARES         PRICE           SHARES          PRICE
        -------                           ------------   -------------   ------------    ------------

Outstanding at beginning of year            1,614,000    $       3.26          2,039     $      3.26
Granted                                         1,151    $       1.44          3,075             .79
Cancelled                                        (687)   $       2.80           (853)           2.16
Expired                                            --              --             (6)           4.05
Exercised                                         (39)   $       1.63             (6)            .58
                                          ------------   -------------   ------------    ------------
Outstanding at end of year                      2,039    $       2.40          4,249     $      1.29
                                          ============   =============   ============    ============





Options exercisable at year-end                   920                          1,728
Weighted-average fair value of
    option granted during the year                       $       1.20                     $      .71

         As of December 31, 2003, there were 6,126,293 shares available for grant.

         The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

                                           OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                          -----------------------------------------------------    ---------------------------------
                              NUMBER        WEIGHTED-AVERAGE                          NUMBER
RANGE OF EXERCISE         OUTSTANDING AT       REMAINING       WEIGHTED-AVERAGE    EXERCISABLE AT   WEIGHTED-AVERAGE
     PRICES                  12/31/03      CONTRACTUAL LIFE     EXERCISE PRICE       12/31/03        EXERCISE PRICE
     ------               --------------   ----------------    ----------------    --------------   ----------------
   $ .60 - $ .70                  421            8.66             $    0.61               127           $  0.63
   $ .80 - $ .81                2,314            9.59             $    0.81               654           $  0.81
   $1.04 - $1.30                  886            8.83             $    1.27               420           $  1.29
   $2.11 - $2.50                  395            6.83             $    2.14               368           $  2.12
   $2.61 - $3.56                   78            6.26             $    2.99                56           $  2.95
   $4.13 - $6.14                    4            7.09             $    4.64                 2           $  4.58
   $6.19 - $6.88                  108            6.43             $    6.82                67           $  6.80
   $8.75 - $9.75                   42            5.64             $    9.17                34           $  9.17
                            ----------                                              ----------
                                4,249            8.91             $    1.29             1,728           $  1.66
                            ==========                                              ==========

         The weighted average remaining contractual life of stock options outstanding at December 31, 2003 and 2002 was 8.9 years and 11.4 years, respectively.

(17)     EMPLOYEE RETIREMENT SAVINGS PLAN

         Effective January 1, 1998, the Company established a retirement plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees are able to contribute up to 20% of their compensation not to exceed the maximum IRS deferral amount. The Company may also match employee contributions at its discretion. During 2002 and 2003, the Company made contributions of $90 and $0 to this plan, respectively.

(18)     INCOME TAXES

         The provision (benefit) for income taxes from continuing operations is comprised of the following for the respective years ended:

                                                      DECEMBER 31
                                             ----------------------------
                                                 2002             2003
                                             ------------     -----------

Current:
         Federal                             $        --      $       --
         State                                        53               2
         Foreign                                      --              --
                                             ------------     -----------
                  Total                      $        53      $        2
                                             ============     ===========

         Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The significant components of deferred income taxes are as follows:

                                                      DECEMBER 31
                                             ----------------------------
                                                 2002             2003
                                             ------------     -----------
Deferred tax assets:
         Net operating loss carry forward    $    11,851      $   14,110
         Credit carry forward                        237             237
         Start-up cost                             6,444           6,444
                                             ------------     -----------
                  Total deferred tax assets       18,532          20,791
                  Less valuation allowance       (18,532)        (20,791)
                                             ------------     -----------
                  Net deferred tax assets    $        --      $       --
                                             ============     ===========

         The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences, net operating loss carry forwards and credit carry forwards where it is more likely than not that the Company will not receive future tax benefits. The net change in the valuation allowance for 2002 and 2003 was $2,765 and $2,259 respectively.

         Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003 will be allocated as follows:

         Income tax benefit that would be reported in the
                  consolidated statements of operations        $     14,262
         Goodwill                                                     6,529
                                                               -------------
                                                     Total     $     20,791
                                                               =============

         As of December 31, 2002, the Company had federal and state net operating losses ("NOL") carry forwards of approximately $38,371 and $17,734, respectively. These NOL carry forwards will expire through year 2021 for the federal NOL and 2006 for the state NOL. Additionally, the Company has federal and state research and experimentation ("R&E") credit carry forwards of approximately $237. These R&E Credit carry forwards expire through 2021 for the federal R&E Credit and indefinitely for the state R&E Credit. Certain of these NOL carryforwards may be limited in accordance with Internal Revenue Code 382.

         Income tax expense differs from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                               YEAR ENDED
                                                               DECEMBER 31
                                                         -----------------------
                                                           2002           2003
                                                         --------       --------

Statutory tax rate                                          (34)%          (34)%
Goodwill amortization and impairment of goodwill and
         other Intangibles                                   --             --
In-process research and development                          --             --
Change in valuation allowance                                34%            34%
State income taxes, net                                      --             --
Research and experimentation credit                          --             --
Other                                                        --             --
                                                         --------       --------
Effective tax rate                                           --%            --%
                                                         ========       ========

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

         In restructuring existing facility lease agreements (note 9) and to resolve litigation brought by Research Venture, LLC ("Research Venture"), the Company agreed to pay $500 in installments without interest. The first payment of $75 was made as scheduled in December 2002, with additional payments scheduled of $100 due in March 2003, $150 due in June 2003 and a final payment of $175 due in September 2003. The Company did not timely make the full $150 payment that was due in March 2003. The Company subsequently tendered the balance of the March payment due, but did not pay the full $150 due in June 2003. While the Company subsequently tendered the balance of the payment due, Research Venture claimed a default under the facilities settlement agreement. On August 11, 2003, Research Venture obtained a judgment against the Company per prior stipulation in the amount of $2,700. As such, the Company recorded a $1,300 accrued liability as of June 30, 2003, which consisted of the original judgment amount of $3,100 less $456 of cash previously paid and $1,400 of shares previously issued.

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

         The Company and Research Venture also entered into an amended stipulation for entry of judgment on August 29, 2003. Under the amended stipulation, because the Company did not timely obtain effectiveness of the registration statement covering the additional 414,450 shares of common stock issued as of August 29, 2003, Research Venture may be entitled to obtain entry against the Company of a stipulated judgment in the amount of $373 less the product of $.90 multiplied by the number of the additional 414,450 shares of common stock that Research Venture sells prior to entry of the stipulated judgment(note 9). If the stipulated judgment is entered, any unsold shares will be returned to the Company for cancellation upon payment as described in this paragraph. As of January 21, 2004, the Company had filed the required registration statement (note 15).

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

         In December 2003, Shane Brophy, an ex-employee, filed a lawsuit alleging causes of action for breach of employment contract, unpaid wages and wrongful termination in violation of public policy arising from our termination of his employment in July 2003. The Company has responded to the complaint, but no discovery has been conducted. Therefore, the Company cannot quantify the outcome or exposure. However, the Company strongly denies the claims and believes the complaint is without merit. The Company will assert claims for damages against Mr. Brophy, and parties affiliated with him. Legal counsel for both parties has agreed to dismiss the complaint against the Company and have this matter settled through binding arbitration. There has been no dismissal or arbitration hearing set as of the date of this report.

         As of December 31, 2003, accounts payable totaled $1,057. Of that amount, $243 was aged at least 90 days. Unless payment is made or satisfactory payment plans agreed to, it is likely that the vendors will eventually initiate legal actions to collect the amounts owed to them. Currently, the Company intends to satisfy its vendor obligations through a combination of payment negotiations, which include extending the terms over time.

(20)     SUBSEQUENT EVENTS

         On January 21, 2004, the Company filed with the SEC a registration statement covering the resale of the shares of common stock underlying the Series A Preferred Stock, Warrants (note 15) and other securities. The Company received notice from the SEC that the Effective Date of the Registration Statement is January 23, 2004.

         During the period from January 1, 2004 through the date of this report, the Company have received notices from holders of Series A Preferred Stock indicating their conversion of 656 shares of Series A Preferred Stock into 6,560,000 shares of common stock.

         During January 2004, certain holders of secured convertible promissory notes with principal balances of $626 exercised their right to convert their notes at the exercise price of $1.00 into shares of common stock, thereby reducing the Company's long term debt and increasing by 626,444 the Company's common shares issued and outstanding. The Company will record an additional loss on conversion of debt in the first quarter of 2004 of approximately $90 for the related unamortized balance of debt issuance costs.

         On February 6, 2004, the Company received notice from the Environmental Protection Agency ("EPA") regarding the Omega Chemical Superfund Site. The notice states that the Company is a potentially responsible party ("PRP") that contributed to the waste at the Omega Site. The notice also states that the amount of waste contributed to the Omega Site was a comparatively small quantity or de minimis quantity. As such, the notice is intended to offer the Company the opportunity to resolve its liability for waste disposed at the Omega Site. The notice also states that if the Company accepts the settlement offer, the Company can be released from further liability from the United States regarding the Omega Site as well as gaining contribution protection against lawsuits by other PRPs, who potentially have claims against the Company. The settlement offer amount is $108,000 and the Company must accept and notify the EPA of such acceptance by May 7, 2004. The Company has been advised by its legal counsel and believes that if it accepts the settlement offer, there would be no further liability regarding this claim from the EPA or other PRP's. As such, the Company plans to accept the settlement offer of $108 and has recorded the liability as a one time non-recurring charge as other expense on the statement of operations for 2003.

         Related the Omega Site, the Company entered into a Tolling and Waiver Agreement, dated January 1, 2004, and fully executed on February 25, 2004 (the "Tolling Agreement") with the Omega PRP Organized Group. The Tolling Agreement states that the Omega Group has expended funds in response to the Omega Site and is committed to and will expend funds in the future in connection with the Omega Site. The Tolling Agreement states that the Omega Group has a claim against the Company for recoupment of costs previously spent and those that will be expended in the future on the Omega Site. As such, the Tolling Agreement states that any unexpired statute of limitations shall be tolled in connection with any claims that the Omega Group and the Company have against each other in connection with the Omega Site.

         Following the termination of the Operating Agreement of VI
(note 4), on February 23, 2004, the Company transferred 40% of any and all ownership rights and privileges that it may have in VI to Bear Trax, LLC, a Utah limited liability company, pursuant to the terms of the mutual settlement agreement relating to the Company's repurchase of an interest in SSP Gaming (note 9).

PROPOSED MERGER WITH SAFLINK CORPORATION

         In March 2004, the Company entered into an Agreement and Plan of Merger and Reorganization with SAFLINK Corporation, an unaffiliated Delaware corporation ("SAFLINK") that offers biometric software solutions that protect intellectual property, secure information assets and eliminate passwords. SAFLINK's biometric software provides Identity Assurance Management(TM), allowing administrators to verify the identity of users and control their access to computer networks, physical facilities, applications, manufacturing process control systems, and time and attendance systems.

         The merger agreement with SAFLINK contemplates that the Company will merge with a newly-formed wholly-owned subsidiary of SAFLINK and become a wholly-owned subsidiary of SAFLINK, with each share of the Company's common stock being exchanged for 0.6 shares of SAFLINK common stock. The consummation of the merger is subject to the adoption by the Company's stockholders of the merger agreement, the approval by SAFLINK stockholders of the issuance of shares of SAFLINK common stock in the merger, and other customary closing conditions.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

2.1 Reorganization Agreement dated February 9, 1999, by and among Litronic Inc. and Kris Shah and Geraldine M. Shah, as Trustees Ramesh R. Shah and Patricia L. Shah, as Trustees, Dilip R. Shah and Shila D. Shah, as Trustees, Kris Shah, as the Trustee of the Leena Shah, Kris Shah, as the Trustee of the Chandra L. Shah (1)

2.2 Stock Acquisition Agreement dated February 9,1999, by and among Litronic Inc., Litronic Industries, Inc., Pulsar Data Systems, Inc., William W. Davis, Sr. and Lillian A. Davis, and Kris Shah and Geraldine M. Shah, as Trustees Ramesh R. Shah and Patricia L. Shah, as Trustees, Dilip R. Shah and Shila D. Shah, as Trustees, Kris Shah, as the Trustee of the Leena Shah, Kris Shah, as the Trustee of the Chandra L. Shah (1)

2.3 Agreement and Plan of Reorganization entered into as of July 3, 2001, by and among Litronic Inc., Litronic Merger Corp., and BIZ Interactive Zone, Inc. (15)

2.4 Agreement and Plan of Reorganization dated March 22, 2004, by and among SAFLINK Corporation, Spartan Acquisition Corporation and SSP Solutions, Inc. (schedules and exhibits listed in the agreement will be provided to the Commission upon request)(26)

3.1 Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 8, 1999 (1)

3.2 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Litronic Inc. filed with the Secretary of State of Delaware on August 24, 2001 (4)

3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SSP Solutions, Inc. filed with the Secretary of State of Delaware on July 12, 2002 (14)

3.4      Bylaws of Litronic Inc. (1)

3.5 Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of SSP Solutions, Inc. filed November 12, 2003 (17)

3.6 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of SSP Solutions, Inc. filed November 18, 2003 (17)

3.7 Action With Respect to Bylaws of SSP Solutions, Inc. as of September 24, 2003 (28)

4.1      Form of Common Stock Certificate (2)

10.1 Employment Agreement dated June 9, 1999 between Litronic Inc. and Kris Shah (1) (#)

10.2     Litronic Industries, Inc. 1998 Stock Option Plan (1) (#)

10.3 Form of Litronic Industries, Inc. 1998 Stock Option Plan Incentive Stock Option Agreement (1) (#)

10.4     SSP Solutions, Inc. Second Amended and Restated 1999 Stock Option Plan
         (27) (#)

10.5     BIZ Interactive Zone, Inc. 2000 Stock Option Plan (9) (#)

10.6     SSP Solutions, Inc. 2001 Employee Stock Purchase Plan (9) (#)

10.7     Lease dated January 2, 2000 between KRDS, Inc. and Litronic Inc. (10)

10.8 Amendment Right to Cancel dated April 11, 2002 relating to Lease dated January 2, 2000 between KRDS, Inc. and Litronic Inc. (4)

10.9 Purchase, Development and Deployment Agreement dated October 2, 2000 between BIZ Interactive Zone, Inc. and Wave Systems Corp. (2)

10.10 Amendment No. 1, dated May 10, 2001, to Purchase, Development, and Deployment Agreement dated October 2, 2000 between BIZ Interactive Zone, Inc. and Wave Systems Corp. (2)

10.11 Lease dated October 10, 2001 between Litronic Inc. and Research Venture, LLC, related to real property located at 9012 Research Drive, Irvine, California 92618 (2)

10.12 Lease dated October 10, 2001 between Litronic Inc. and Research Venture, LLC, related to real property located at 11 Cushing, Irvine, California 92618 (2)

10.13 Master Services Agreement dated December 1, 2001 between SSP Solutions, Inc., Electronic Data Systems Corp. and EDS Information Services LLC
         (2)

10.14 Task Order Number 2001-001 dated December 1, 2001 between SSP Solutions, Inc., Electronic Data Systems Corp. and EDS Information Services LLC (2)

10.15 Reseller Agreement dated November 21, 2001 between Control Break International Corp. and SSP Solutions, Inc. (2)

10.16 Securities Purchase, Registration Rights and Security Agreement dated as of April 16, 2002 by and among SSP Solutions, Inc., Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras, Richard P. Kiphart and Nefilim Associates, LLC (5)

10.17 Amendment Number 1 to OEM Agreement dated April 18, 2002 between Control Break International Corp. and SSP Solutions, Inc. (12)

10.18 Waiver and Acknowledgment dated January 28, 2003 among Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras, Richard P. Kiphart and Nefilim Associates, LLC, LLC Wave Systems Corp. (4)

10.19 Second Amended and Restated Operating Agreement of SSP Gaming, LLC dated April 7, 2003 by SSP Solutions, Inc., the sole member of SSP Gaming, LLC (4)

10.20 Employment Agreement dated August 16, 2001 between Litronic, Inc. and Richard M. Depew (4) (#)

10.21 Termination Agreement and Mutual Release dated September 30, 2002 effective as of August 31, 2002 by and among SSP Solutions, Inc., BIZ Interactive Zone, Inc. and Wave Systems Corp. (7)

10.22 Factoring Agreement dated as of October 18, 2002 by and between SSP Solutions, Inc. and Bay View Funding for the sale and assignment of accounts receivable (13)

10.23 Validity Indemnification dated as of October 18, 2002 by Kris Shah for the benefit of Bay View Funding relative to SSP Solutions, Inc. Factoring Agreement dated October 18, 2002 (13)

10.24 Validity Indemnification dated as of October 18, 2002 by Marvin Winkler for the benefit of Bay View Funding relative to SSP Solutions, Inc. Factoring Agreement dated October 18, 2002 (13)

10.25 First Amendment to Standard Industrial/Commercial Single-Tenant Lease--Net dated October 23, 2002 between SSP Solutions, Inc. and Research Venture, LLC relating to real property located at 9012 Research Drive, Irvine, California (8)

10.26 Stipulation for Entry of Judgment dated October 23, 2002 between SSP Solutions, Inc. and Research Venture, LLC (8)

10.27 Mutual Settlement and Release dated October 31, 2002 by and among Game Base of Nevada, Inc., Robert V. Brazell, SSP Gaming, LLC, Marvin Winkler and SSP Solutions, Inc. (4)

10.28 Memorandum of Understanding and Agreement dated November 26, 2002 between SSP Solutions, Inc., Pulsar Data Systems, Inc. and Electronic Data Systems Corporation (4)

10.29 Venetian Interactive Operating Agreement dated June 7, 2002 between SSP Gaming, LLC and Venetian Casino Resort, LLC (4)

10.30 Forbearance Agreement dated March 12, 2003 between SSP Solutions, Inc. and Integral Systems, Inc., effective September 1, 2002 (4)

10.31 Employment Agreement dated March 6, 2003 between SSP Solutions, Inc. and Kris Shah (4) (#)

10.32 Employment Agreement dated March 6, 2003 between SSP Solutions, Inc. and Marvin J. Winkler (4) (#)

10.33 Employment Agreement dated April 14, 2003, between SSP Solutions, Inc. and Thomas E. Schiff (4) (#)

10.34 SSP Solutions, Inc. Purchase Agreement, 8.0% Subordinated Convertible Notes, dated December 17, 2001 (without schedules) among SSP Solutions, Inc., Richard P. Kiphart, Sandy Tennant, Marvin J. Winkler and Kris Shah (2)

10.35 Subordinated Convertible Note, dated December 17, 2001, between SSP Solutions, Inc. and Richard P. Kiphart (2)

10.36 Subordinated Convertible Note, dated December 17, 2001, between SSP Solutions, Inc. and Sandy Tennant (2)

10.37 Amended and Restated Subordinated Convertible Note dated December 18, 2001 made by SSP Solutions, Inc. in favor of Marvin J. Winkler (2)

10.38 Amended and Restated Subordinated Convertible Note dated December 18, 2001 made by SSP Solutions, Inc. in favor of Kris Shah (2)

10.39 Form of Subordination Agreement dated as of October 18, 2002 by Crestview Capital Fund, L.P., Crestview Offshore Fund, Inc., Crestview Capital Fund II L.P., Richard P. Kiphart, Robert Geras and Nefilim Associates, LLC for the benefit of Bay View Funding relative to SSP Solutions, Inc. Factoring Agreement dated October 18, 2002 (4)

10.40 Promissory Note and Pledge Agreement dated July 24, 2000 between Kris Shah and BIZ Interactive Zone, Inc. (2)

10.41 Form of Secured Convertible Promissory Notes dated April 16, 2002 issued by SSP Solutions, Inc. in favor of Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras, Richard P. Kiphart and Nefilim Associates, LLC in the principal amounts of $1,075,000, $400,000, $25,000, $250,000, $3,789,667, and
         $256,444, respectively (5)

10.42 Form of Warrants to Purchase Common Stock dated April 16, 2002 issued by SSP Solutions, Inc. in favor of Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras, Richard P. Kiphart and Nefilim Associates, LLC in the amounts of 645,000, 240,000, 15,000, 150,000, 2,273,800 and 153,866, respectively
         (5)

10.43 Promissory Note dated April 16, 2002 in the principal amount of $152,776 made by SSP Solutions, Inc. in favor of Kris Shah (5)

10.44 Promissory Note dated April 16, 2002 in the principal amount of $500,000 made by SSP Solutions, Inc. in favor of Marvin Winkler (5)

10.45 Promissory Note dated April 18, 2002 in the principal amount of $679,193 made by SSP Solutions, Inc. in favor of Control Break International Corp. (4)

10.46 Promissory Note dated April 18, 2002 in the principal amount of $26,594.74 made by SSP Solutions, Inc. in favor of Control Break International Corp. (4)

10.47 Subordinated Convertible Promissory Note dated as of September 30, 2002 in the principal amount of $270,000 made by SSP Solutions, Inc. in favor of Wave Systems Corp. (7)

10.48 Subordinated Convertible Promissory Note dated October 23, 2002 in the principal amount of $360,000 made by SSP Solutions, Inc. in favor of Research Venture, LLC (8)

10.49 Form of Promissory Notes dated November 14, 2002 made by SSP Solutions, Inc. and SSP Gaming, LLC in favor of Crestview Capital Fund II, L.P., Crestview Capital Fund, L.P. and Richard P. Kiphart, in the principal amounts of $100,000, $100,000, and $300,000, respectively (4)

10.50 Form of Warrants to Purchase Common Stock dated November 14, 2002 issued by SSP Solutions, Inc. to Crestview Capital Fund II L.P., Crestview Capital Fund L.P., Richard P. Kiphart in the amounts of 20,000, 20,000, and 60,000 shares, respectively (4)

10.51 Promissory Note dated January 22, 2003 in the principal amount of $500,000 made by SSP Solutions, Inc. in favor of Richard P. Kiphart (4)

10.52 Form of Promissory Notes dated March 18, 2003 and March 19, 2003, respectively, made by SSP Solutions, Inc. in favor of Crestview Capital Fund, L.P. and Richard P. Kiphart, respectively, each in the principal amount of $100,000 (4)

10.53 Form of Warrants to Purchase Common Stock dated March 18, 2003 and March 19, 2003, respectively, issued by SSP Solutions, Inc. in favor of Crestview Capital Fund L.P. and Richard P. Kiphart, respectively, each in the amount of 100,000 shares (4)

10.54 Form of Promissory Notes dated March 28, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, Crestview Capital Fund II, L.P., Marvin J. Winkler and the Kris and Geraldine Shah Family Trust, respectively, in the principal amounts of $240,000, $160,000, $10,000 and $30,000, respectively (4)

10.55 Form of Warrants to Purchase Common Stock dated March 28, 2003 issued by SSP Solutions, Inc. in favor of Crestview Capital Fund L.P., Richard
         P. Kiphart, Marvin J. Winkler and the Kris and Geraldine Shah Family Trust, respectively, in the amounts of 120,000, 80,000, 5,000 and 15,000 shares, respectively (4)

10.56 Warrant to Purchase Common Stock dated March 12, 2003 by SSP Solutions, Inc. to Integral Systems, Inc. (4)

10.57 Securities Purchase Agreement dated as of November 19, 2003 among SSP Solutions, Inc. and the investors named in Exhibit A thereto (17)

10.58 Form of Series A-1 Warrant dated as of November 19, 2003 issued by SSP Solutions, Inc. in favor of each investor named in Exhibit A to the Securities Purchase Agreement of even date therewith (17)

10.59 Form of Series A-2 Warrant dated as of November 19, 2003 issued by SSP Solutions, Inc. in favor of each investor named in Exhibit A to the Securities Purchase Agreement of even date therewith (17)

10.60 Registration Rights Agreement dated as of November 19, 2003 among SSP Solutions, Inc. and each investor named in Exhibit A thereto (17)

10.61 Form of Secured Convertible Promissory Note dated November 19, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, Crestview Capital Fund, L.P. and Crestview Capital Fund II, L.P. in the principal amounts of $1,250,000, $350,000 and $130,000, respectively (issued as retained note that replaces note dated April 16, 2002) (17)

10.62 Form of Secured Convertible Promissory Note dated November 19, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P. and Crestview Offshore Fund, Inc. in the principal amounts of $1,000,000, $325,000, $150,000 and $25,000, respectively (issued as additional retained note that has automatic conversion feature triggered by stockholder approval and that replaces note dated April 16, 2002) (17)

10.63 Form of Warrant to Purchase Common Stock dated November 19, 2003 issued by SSP Solutions, Inc. in favor of Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P. and Crestview Offshore Fund, Inc. as to 714,286 shares, 232,143 shares, 107,143 shares and 17,857 shares, respectively (issued in accompaniment with additional retained note that has automatic conversion feature triggered by stockholder approval and that replaces note dated April 16, 2002) (17)

10.64 Warrant dated July 31, 2000, issued by BIZ Interactive Zone, Inc. in favor of Roth Capital Partners, Inc. as to 23,756 shares, assumed by SSP Solutions, Inc. in the acquisition of BIZ Interactive Zone, Inc.
         (24)

10.65 Agreement of Settlement on Stipulated Judgment dated August 29, 2003 between SSP Solutions, Inc. and Research Venture, LLC (19)

10.66 Lease Surrender and Termination Agreement dated August 29, 2003 between SSP Solutions, Inc. and Research Venture, LLC (19)

10.67 Amended Stipulation for Entry of Judgment dated August 29, 2003 between SSP Solutions, Inc. and Research Venture, LLC (19)

10.68 Promissory Note dated August 27, 2003, in the amount of $250,000 made by SSP Solutions, Inc. in favor of Crestview Capital Fund II, L.P., cancelled in payment of exercise price of re-priced warrants (21)

10.69 Promissory Note dated August 27, 2003, in the amount of $250,000 made by SSP Solutions, Inc. in favor of Crestview Capital Fund II, L.P., cancelled in payment of exercise price of re-priced warrants (21)

10.70 Bridge Loan Agreement dated September 1, 2003, by and among Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., SDS Merchant Fund, L.P., and SSP Solutions, Inc. in the amount of $1,500,000 (21)

10.71 Form of 10% Convertible Bridge Notes dated September 1, 2003, September 17, 2003 and October 6, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, SDS Merchant Fund, L.P., Crestview Capital Fund, L.P., and Crestview Capital Fund II, L.P., respectively, in the principal amounts of $500,000, $750,000, $100,000 and $150,000, respectively (21)

10.72 Form of Warrants issued with 10% Convertible Bridge Notes dated September 1, 2003, September 17, 2003 and October 6, 2003 made by SSP Solutions, Inc. in favor of Richard P. Kiphart, SDS Merchant Fund, L.P., Crestview Capital Fund, L.P., and Crestview Capital Fund II, L.P., respectively, as to 166,667, 250,000, 33,333 and 50,000 shares of common stock, respectively (21)

10.73 Forbearance Agreement dated September 1, 2003, made by and among SSP Solutions, Inc. and Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras and Nefilim Associates, LLC (21)

10.74 Form of First Amendment to Warrants to Purchase Common Stock (subject to a registration statement) made and entered into as of September 1, 2003, by and between SSP Solutions, Inc., and Richard P. Kiphart, Crestview Capital Fund, L.P., Crestview Capital Fund II, L.P., Crestview Offshore Fund, Inc., Robert Geras and Nefilim Associates, LLC, respectively (21)

10.75 Form of First Amendment to Warrants to Purchase Common Stock (not subject to a registration statement) made and entered into as of September 1, 2003, by and between SSP Solutions, Inc., and Richard P. Kiphart, Crestview Capital Fund, L.P., and Crestview Capital Fund II, L.P., respectively (21)

10.76 Placement Agent Agreement dated August 26, 2003, between SSP Solutions, Inc. and Burnham Hill Partners in connection with the sale of Series A Convertible Preferred Stock (21)

10.77 Form of Placement Agent Warrants dated as of November 19, 2003 issued by SSP Solutions, Inc. in favor of Burnham Hill Holdings, LLC (as to 800,000 shares of common stock), Hilary Bergman (as to 49,204 shares), Brad Reifler (as to 49,204 shares), Matthew Balk (as to 65,000 shares), Eric Singer (as to 20,681 shares), Hudson Valley Capital Management (as to 50,720 shares), Chris Shufeldt (as to 1,750 shares), Kimball & Cross Investment Management Corp. (as to 5,830 shares), Brian Herman (as to 27,040 shares), Sean Callahan (as to 7,600 shares), Mark Ford (as to 12,960 shares), Daniel Pietro (as to 900 shares), Claude Ware (as to 4,000 shares), James St. Clair (as to 6,000 shares) and Roger Lockhart (as to 1,500 shares) (24)

10.78 Form of Exchange Agent Warrants dated as of November 19, 2003 issued by SSP Solutions, Inc. in favor of Burnham Hill Holdings, LLC (as to 163,000 shares of common stock), Hilary Bergman (as to 9,599 shares), Brad Reifler (as to 9,599 shares) and Matthew Balk (as to 9,806 shares)
         (24)

10.79 Warrant Agreement dated as of June 14, 1999 between Litronic Inc. and BlueStone Capital Partners, L.P. and Pacific Crest Securities Inc. (22)

10.80 Forbearance Agreement dated March 12, 2003 between SSP Solutions, Inc. and Integral Systems, Inc., effective September 1, 2002 (23)

10.81 Warrant to Purchase Common Stock dated March 12, 2003 by SSP Solutions, Inc. to Integral Systems, Inc. (23)

10.82 Letter Agreement dated December 1, 2003, between KRDS, Inc. and SSP Solutions, Inc., relative to payment of a certain amount of late fees in exchange for cancellation of the Letter Agreement of April 11, 2002.

10.83 Form of Stockholder Agreement by and among SAFLINK Corporation, Spartan Acquisition Corporation and the following stockholders of SSP Solutions, Inc.: Richard P. Kiphart, JAW Financial, L.P., The Winkler Childrens Trust 1998, The Schiff Family 1998 living Trust, Leena Shah Trust, Kris & Geraldine Shah Family Trust, and Chandra L. Shah Trust (26)

10.84 Form of Stockholder Agreement by and among SSP Solutions, Inc. and the following stockholders of SAFLINK corporation: Glenn L. Argenbright; Gregory Jensen; Jon C. Engman; SDS Merchant Fund, L.P. (a/k/a SDS Capital Group SPC, Ltd.); North Sound Legacy Fund LLC; North Sound Legacy Institutional Fund LLC; and North Sound Legacy international Ltd. (26)

16 Letter dated August 6, 2002 from KPMG LLP regarding change in certifying accountant (16)

21       Subsidiaries of SSP Solutions, Inc. (25)

23       Consent of Haskell & White LLP, Independent Auditors (25)

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (25)

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (25)

99 Amended and Restated Charter of the Audit Committee of the Board of Directors of SSP Solutions, Inc. adopted as of February 10, 2004 (25)

---------------

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

(4) Filed as an exhibit to the initial filing of our Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(5) Filed as an exhibit to our Form 8-K report for April 16, 2002 and incorporated herein by reference.

(6) Filed as an exhibit to our Form S-3 filed with the Commission on June 14, 2002 (registration statement no. 333-90574) and incorporated herein by reference.

(7) Filed as an exhibit to our Form 8-K report for September 27, 2002 and incorporated herein by reference.

(8) Filed as an exhibit to our Form 8-K report for October 23, 2002 and incorporated herein by reference.

(9) Filed as an exhibit to our Form S-8 filed with the Commission on November 13, 2001 (registration statement no. 333-73204) and incorporated herein by reference.

(10) Filed as an exhibit to our Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(11) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(12) Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(13) Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(14) Filed as an exhibit to Amendment No. 1 to our Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(15) Filed as an exhibit to our Definitive Proxy Statement filed with the Commission July 25, 2001 and incorporated herein by reference.

(16) Filed as an exhibit to Amendment No. 1 to our Form 8-K report for July 25, 2002 and incorporated herein by reference.

(17) Filed with the Commission on November 21, 2003 as an exhibit to our current report on Form 8-K for November 17, 2003 and incorporated herein by reference.

(18) Filed with the Commission on November 4, 2002 as an exhibit to our current report on Form 8-K for October 23, 2002 and incorporated herein by reference.

(19) Filed with the Commission on September 9, 2003 as an exhibit to our current report on Form 8-K for August 27, 2003 and incorporated herein by reference.

(20) Filed with the Commission on November 19, 2003 as an exhibit to our quarterly report on Form 10-QSB for September 30, 2003 and incorporated herein by reference.

(21) Filed with the Commission on January 20, 2004 as an exhibit to our Form S-3 and incorporated herein by reference.

(22) Filed as an exhibit to Amendment No.2. to our Form S-1 filed with the Commission on May 6, 1999 (registration statement no. 333-72151) and incorporated herein by reference.

(23) Filed as an exhibit to the initial filing of our Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(24) Filed as an exhibit to our Amendment No.1 Form S-3 filed with the Commission on January 21, 2004 (registration statement no. 333-111402) and incorporated herein by reference.

(25)     Filed as an exhibit to this Form 10-KSB for the year ended
         December 31, 2003.

(26) Filed with the Commission on March 24, 2004 as an exhibit to the registrant's current report on Form 8-K for March 22, 2004 and incorporated herein by reference.

(27) Filed as an exhibit to our Definitive Proxy Statement filed with the Commission on December 8, 2003 and incorporated herein by reference.

(28) Filed as an exhibit to our Form 8-K report for September 26, 2003 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004             SSP Solutions, Inc.

                                  By: /s/ MARVIN J. WINKLER
                                      ------------------------------------------
                                      Marvin J. Winkler, Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report is made by the following persons on behalf of the registrant and in the capacities indicated.

       NAME                               TITLE                                      DATE
       ----                               -----                                      ----
/s/ MARVIN J. WINKLER        Co-Chairman of the Board of Directors,             March 30, 2004
------------------------     Director and Chief Executive Officer
Marvin J. Winkler            (Principal Executive Officer)

/s/ KRIS SHAH                Co-Chairman of the Board of Directors,             March 30, 2004
------------------------     Director and President and Chief Operating Officer
Kris Shah

/s/ THOMAS E. SCHIFF         Executive Vice President and Chief                 March 30, 2004
------------------------     Financial Officer (Principal Financial
Thomas E. Schiff             Officer and Principal Accounting Officer)

/s/ GREGG AMBER              Director                                           March 30, 2004
------------------------
Gregg Amber

/s/ RON R. GOLDIE            Director                                           March 30, 2004
------------------------
Ron R. Goldie

                             Director                                           March 30, 2004
------------------------
David A. Janes


                         EXHIBITS FILED WITH THIS REPORT

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.82 Amendment of Right to Cancel dated December 1, 2003 relating to Lease dated January 2, 2000 between KRDS, Inc. and SSP Solutions, Inc.

21       Subsidiaries of SSP Solutions, Inc.

23       Independent Auditors' Consent

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 Amended and Restated Charter of the Audit Committee of the Board of Directors of SSP Solutions, Inc. adopted as of February 10, 2004