Form 10KSB/A
period 2003-12-31
SSP SOLUTIONS INC
filed 2004-04-02
CIK 1078717

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                AMENDMENT NO. 1 TO
                                   FORM 10-KSB
                                ________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the common equity, as of the close of business on March 29, 2004, was $23,620,859. The registrant has no non-voting common equity.

As of March 29, 2004 the number of outstanding shares of the registrant's common stock was 38,816,398.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PURPOSE OF AMENDMENT: The registrant hereby amends and restates Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Item 13 - Exhibits, List and Reports on Form 8-K.

                              PART III

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE

         As of the close of business on March 29, 2004, a total of 38,816,398 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

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

         Except as described in the footnotes to the table, beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Commission, and generally includes voting or investment power with respect to securities. Except as indicated below, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants or underlying notes or preferred stock held by that holder that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

                                                                      BENEFICIAL OWNERSHIP
                                                                         OF COMMON STOCK
                                                                   ----------------------------
                                                                    NUMBER        PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                           OF SHARES      COMMON STOCK
------------------------                                           ---------      ------------
SAFLINK Corporation..............................................  15,341,671   (1)   39.52%
Kris Shah........................................................   5,863,776   (2)   15.07%
Marvin J. Winkler................................................   5,796,888   (3)   14.90%
Thomas E. Schiff.................................................     453,959   (4)    1.16%
Gregg Amber......................................................      95,545   (5)     *
Ron R. Goldie....................................................      37,500   (6)     *
David A. Janes...................................................      31,250   (7)     *
Richard P. Kiphart...............................................  13,883,054   (8)   28.17%
Wave Systems Corp................................................   3,522,783   (9)    9.08%

All directors and executive officers as a group (6 persons)......  12,247,668   (10)  31.03%

(1) This number of outstanding shares of common stock is subject to voting agreements dated March 22, 2004 by and among SAFLINK Corporation, Spartan Acquisition Corporation and the following stockholders of SSP Solutions, Inc. ("Named Holders"): Richard P. Kiphart, JAW Financial, L.P., The Winkler Childrens Trust 1998, The Schiff Family 1998 Living Trust, Leena Shah Trust, Kris & Geraldine Shah Family Trust, and Chandra L. Shah Trust. The voting agreements provide that SAFLINK Corporation shall have the power to vote or direct the vote of the shares covered by the voting agreements with respect to matters specified in the voting agreements. Pursuant to the voting agreements, SAFLINK Corporation's board of directors holds irrevocable proxies as to these shares and any other shares of common stock that may be acquired by the Named Holders prior to the termination of the voting agreements. As of the date of the table, the Named Holders beneficially owned 10,997,436 shares of common stock underlying derivative securities. If those 10,997,436 shares of common stock were added to the outstanding shares of common stock shown in the table, SAFLINK Corporation would be deemed to have beneficially owned an aggregate of 25,997,677 shares of common stock as of the date of the table, which represented 52.19% of the outstanding shares of our common stock when calculated in accordance with Rule 13d-3. SAFLINK Corporation expressly disclaims beneficial ownership of any of the shares of our common stock subject to the voting agreements.

(2) Includes 435,301 shares held by the Chandra L. Shah Trust, of which Mr. Shah is the trustee; 435,301 shares held by the Leena Shah Trust, of which Mr. Shah is the trustee; 4,898,940 shares held by the Kris and Geraldine Shah Family Trust, of which Mr. Shah and his wife are the trustees and beneficiaries; and; 94,234 shares underlying common stock purchase options. Voting and dispositive power is held by Kris and Geraldine Shah as trustees. Mr. Shah is our co-chairman, president, chief operating officer and secretary.

(3) Includes 94,234 shares underlying common stock purchase options. JAW Financial, L.P. shares voting and dispositive power over these shares with JAW Lending, Inc., the general partner of JAW Financial, L.P., and Marvin J. Winkler, an executive officer and 50% shareholder of JAW Lending, Inc. Mr. Winkler is our co-chairman and chief executive officer.

(4)      Includes 339,046 shares underlying common stock purchase options.

(5)      Includes 90,250 shares underlying common stock purchase options.

(6)      Includes 37,500 shares underlying common stock purchase options.

(7)      Includes 31,250 shares underlying common stock purchase options.

(8) Includes 3,413,132 outstanding shares of common stock, 1,289,704 shares of common stock underlying the principal balance of, and estimated interest on, a retained note, 4,461,653 shares of common stock underlying an warrants, and 4,718,565 shares of common stock underlying Series A Preferred face amount and dividends. Mr. Kiphart's mailing address is c/o William Blair & Company, L.L.C., 222 West Adams Street, Chicago, IL 60606.

(9) Power to vote or dispose of the shares is held by Gerard T. Feeney as chief financial officer and Steven Sprague as chief executive officer. The address for Wave Systems Corp. is 480 Pleasant Street, Lee, MA 01238.

(10) Includes 11,592,404 outstanding shares of common stock and 655,264 shares of common stock underlying options.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                       BE ISSUED UPON EXERCISE        EXERCISE PRICE           EQUITY COMPENSATION
                                           OF OUTSTANDING         OF OUTSTANDING OPTIONS,       PLANS (EXCLUDING
                                          OPTIONS, WARRANTS              WARRANTS             SECURITIES REFLECTED
     PLAN CATEGORY                           AND RIGHTS                 AND RIGHTS               IN COLUMN (a))
     -------------                           ----------                 ----------               --------------
                                                 (a)                        (b)                        (c)
Equity compensation plans approved              4,248,567 (1)              $1.29                     6,146,293 (2)
  by security holders

Equity compensation plans not
  approved by security holders                         --                   --                           --

     Total                                      4,248,567                  $1.29                     6,146,293
____________


(1) Represents shares of common stock underlying options that are outstanding under our 1998 Stock Option Plan, our Second Amended and Restated 1999 Stock Option Plan, and the BIZ Interactive Zone, Inc. 2000 Stock Option Plan.

(2) Represents shares of common stock available for issuance under options that may be issued under our Second Amended and Restated 1999 Stock Option Plan.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

         Reference is made to the exhibits listed on the Index to Exhibits contained in this amendment.

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

21       Subsidiaries of SSP Solutions, Inc. (25)

23       Consent of Haskell & White LLP, Independent Auditors (25)

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (25)

99 Amended and Restated Charter of the Audit Committee of the Board of Directors of SSP Solutions, Inc. adopted as of February 10, 2004 (25)

---------------

(*)      Filed as an exhibit to this amendment.

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

(25) Filed as an exhibit to the initial filing of our Form 10-KSB for the year ended December 31, 2003.

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

Dated: April 1, 2004              SSP Solutions, Inc.

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

       NAME                               TITLE                                      DATE
       ----                               -----                                      ----
/s/ MARVIN J. WINKLER        Co-Chairman of the Board of Directors,             April 1, 2004
------------------------     Director and Chief Executive Officer
Marvin J. Winkler            (Principal Executive Officer)

/s/ KRIS SHAH                Co-Chairman of the Board of Directors,             April 1, 2004
------------------------     Director and President and Chief Operating Officer
Kris Shah

/s/ THOMAS E. SCHIFF         Executive Vice President and Chief                 April 1, 2004
------------------------     Financial Officer (Principal Financial
Thomas E. Schiff             Officer and Principal Accounting Officer)

/s/ GREGG AMBER              Director                                           April 1, 2004
------------------------
Gregg Amber

/s/ RON R. GOLDIE            Director                                           April 1, 2004
------------------------
Ron R. Goldie

/s/ DAVID A. JANES           Director                                           April 1, 2004
------------------------
David A. Janes


                     EXHIBITS FILED WITH THIS AMENDMENT

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002