Form 10QSB
period 2004-03-31
SSP SOLUTIONS INC
filed 2004-05-17
CIK 1078717

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended MARCH 31, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]

The number of shares outstanding of the issuer's only class of common stock, $.01 par value, was 44,261,830 on May 14, 2004, excluding 37,562 shares of common stock issuable as dividends on shares of Series A Convertible Preferred Stock.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2003
           and March 31, 2004 (unaudited)....................................F-1

         Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2003 and 2004 (unaudited)...........F-2

         Condensed Consolidated Statements of Cash Flows for the
           three month periods ended March 31, 2003 and 2004 (unaudited).....F-3

         Notes to Condensed Consolidated Financial Statements (unaudited)....F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation.............3

Item 3.  Controls and Procedures .............................................23

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................23

Item 2.  Changes in Securities and Small Business Issuer Purchases of
           Equity Securities .................................................24

Item 3.  Defaults Upon Senior Securities .....................................25

Item 4.  Submission of Matters to a Vote of Security Holders .................25

Item 5.  Other Information ...................................................25

Item 6.  Exhibits and Reports on Form 8-K.....................................26

Signatures....................................................................28

Exhibits Filed with This Report...............................................32

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     SSP SOLUTIONS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   December 31,  March 31, 2004
                                                                                      2003         (Unaudited)
                                                                                   ------------   ------------
                                  ASSETS (note 5)
Current assets:
Cash and cash equivalents ......................................................   $     6,068    $     4,899
Investment in trading securities ...............................................            --             27
Accounts receivable (net of allowance for doubtful accounts of $176 and
   $42 as of December 31, 2003 and March 31, 2004) .............................         1,692            818
Inventories ....................................................................           312            458
Prepaid expenses ...............................................................           432            208
Other current assets ...........................................................            98            113
                                                                                   ------------   ------------
            Total current assets ...............................................         8,602          6,523
Property and equipment, net ....................................................            83             90
Other assets ...................................................................           202            148
Goodwill .......................................................................        25,930         25,930
                                                                                   ------------   ------------
                                                                                   $    34,817    $    32,691
                                                                                   ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt (note 5) ................................   $       454    $         3
Accounts payable ...............................................................         1,057          1,105
Accrued liabilities ............................................................         1,528          1,200
Deferred revenue ...............................................................            92             39
                                                                                   ------------   ------------
   Total current liabilities ...................................................         3,131          2,347

Long-term debt, less current installments (note 5) .............................           915            719
                                                                                   ------------   ------------
    Total liabilities ..........................................................         4,046          3,066

Commitments and contingencies (notes 1,4,5,6,and 11)
Subsequent events (note 12)

Shareholders' equity:
Preferred stock - Series A, liquidation preference of $21,522 and $14,617 as of
      December 31, 2003 and March 31, 2004, respectively, $.01 par value;
      Authorized 5,000,000 shares; 2,150 and 1,432 shares issued and outstanding
      as of December 31, 2003 and March 31, 2004, respectively (note 8) ........            --             --
Common stock, $0.01 par value; Authorized 100,000,000 shares; issued or issuable 30,228,344 and 38,856,786 shares at December 31, 2003 and
      March 31, 2004, respectively .............................................           302            389
Additional paid-in capital .....................................................       148,104        148,843
Deferred compensation ..........................................................           (86)           (79)
Accumulated deficit ............................................................      (117,549)      (119,528)
                                                                                   ------------   ------------
      Total shareholders' equity ...............................................        30,771         29,625
                                                                                   ------------   ------------
                                                                                   $    34,817    $    32,691
                                                                                   ============   ============

                    See accompanying notes to condensed consolidated financial statements.

                                                     F-1


                                SSP SOLUTIONS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            (UNAUDITED)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                                2003        2004
                                                                              ---------   ---------
Revenues:
   Product ................................................................   $  1,030    $    208
   License ................................................................      1,209       1,007
   Service ................................................................      1,061         667
                                                                              ---------   ---------
      Total revenues ......................................................      3,300       1,882
                                                                              ---------   ---------
Cost of Sales:
   Product ................................................................        297          68
   License ................................................................        429           4
   Service ................................................................        336         468
                                                                              ---------   ---------
      Total cost of sales .................................................      1,062         540
                                                                              ---------   ---------
Gross margin ..............................................................      2,238       1,342

Operating Expenses:
   Selling, general and administrative ....................................      1,547       1,763
   Research and development ...............................................      1,142       1,170
                                                                              ---------   ---------
       Total operating expenses ...........................................      2,689       2,933
                                                                              ---------   ---------
Operating Loss ............................................................       (451)     (1,591)
                                                                              ---------   ---------
Non-operating Expenses (Income):
   Unrealized loss (gain) on trading securities ...........................         15          (2)
   Interest expense, net ..................................................        277           6
   Non-cash interest and financing expense ................................        500         113
   Loss on conversion of debt .............................................         --         371
   Loss from equity investee ..............................................        269          --
   Other (income) expense, net ............................................         --        (103)
                                                                              ---------   ---------
      Total non-operating expenses ........................................      1,061         385
                                                                              ---------   ---------
   Operating loss before income taxes .....................................     (1,512)     (1,976)
Provision for income taxes ................................................         --           3
                                                                              ---------   ---------
Loss from continuing operation ............................................     (1,512)     (1,979)

Loss from discontinued operations .........................................         (9)         --
Loss on disposal of discontinued operations (less no applicable taxes) ....        (97)         --
                                                                              ---------   ---------
Net Loss ..................................................................   $ (1,618)   $ (1,979)
                                                                              =========   =========
Earnings available to common stockholders:

Net loss ..................................................................   $ (1,618)   $ (1,979)
Less preferred dividends ..................................................   $     --    $    (37)
                                                                              ---------   ---------
                                                                              $ (1,618)   $ (2,016)
                                                                              =========   =========
Loss per share of common stock, basic and diluted .........................   $   (.06)   $   (.06)
Loss per share from discontinued operations, basic and diluted ............         --          --
                                                                              ---------   ---------
Loss per share from continuing operations, basic and diluted ..............       (.06)       (.06)
                                                                              =========   =========
Shares used in per share computations--basic and diluted ..................     25,056      33,792
                                                                              =========   =========

               See accompanying notes to condensed consolidated financial statements.

                                                F-2


                               SSP SOLUTIONS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                           (UNAUDITED)
                                                                              Three Months Ended
                                                                                   March 31,
                                                                                2003       2004
                                                                              --------   --------
Cash flows from operating activities:
   Net loss ...............................................................   $(1,618)   $(1,979)
Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash interest ....................................................       500        113
     Loss on conversion of debt ...........................................        --        371
     Gain on settlement of note payable ...................................        --        (96)
     Gain on vendor settlements ...........................................        --        (10)
     Loss from equity investee ............................................       269         --
     Common stock issued for rent expense .................................        27         --
     Common stock issued for interest expense .............................       146         10
     Depreciation and amortization ........................................        20         14
     Deferred compensation ................................................        35         28
     Unrealized loss on trading securities ................................        15         (2)
Changes in assets and liabilities:
     Accounts receivable ..................................................      (535)       874
     Inventories ..........................................................       (47)      (147)
     Prepaid expenses .....................................................       164        224
     Other current assets .................................................         8        (41)
     Accounts payable .....................................................        (7)        60
     Accrued liabilities ..................................................       214       (215)
     Deferred revenue .....................................................      (233)       (53)
                                                                              --------   --------
     Net cash (used in) continuing operating activities ...................    (1,042)      (849)
                                                                              --------   --------
Cash flows used in investing activities:
     Investment in equity investee ........................................      (100)        --
     Purchases of property and equipment ..................................        (3)       (21)
                                                                              --------   --------
         Net cash (used in) investing activities ..........................      (103)       (21)
                                                                              --------   --------
Cash flows from financing activities:
     Principal repayment ..................................................       (42)        --
     Stock options exercised ..............................................        --         56
     Borrowings on bridge notes payable ...................................       880         --
     Principal borrowings on revolving line of credit .....................        43      1,464
     Principal payments on revolving line of credit .......................        --     (1,819)
                                                                              --------   --------
         Net cash provided by (used in) financing activities ..............       881       (299)
                                                                              --------   --------
     Net (decrease) in cash ...............................................      (264)    (1,169)
Cash and cash equivalents and beginning of period .........................       553      6,068
                                                                              --------   --------
Cash and cash equivalents at end of period ................................   $   289    $ 4,899
                                                                              ========   ========
Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest .........................................................   $    25    $    22
         Income taxes .....................................................        --    $     3

              See accompanying notes to condensed consolidated financial statements.

                                              F-3



                        SSP SOLUTIONS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                     Three Months Ended
                                                                         March 31,
                                                                        2003   2004
                                                                        ----   ----
Supplemental disclosure of non-cash financing activities information:
         Deferred compensation ......................................   $ 35   $ 11
         Conversion of notes payable to common stock ................     --    626
         Payment of rent in common stock ............................     27     --
         Warrants issued to note holders ............................    222     --
         Payment of interest in common stock ........................    146     10

       See accompanying notes to condensed consolidated financial statements.

                                        F-4

                      SSP SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2004 AND 2003 (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) GENERAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of the management of SSP Solutions, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004; the results of operations for the three months ended March 31, 2003 and 2004; and the statements of cash flows for the three months ended March 31, 2003 and 2004. Interim results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period. The interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003, included in the Company's Form 10-KSB filed in March 2004, and as amended, filed in April 2004.

DETAILS OF THE DISCONTINUED OPERATIONS

         Through December 31, 2002, the Company had operated in two business segments: information security solutions and network solutions. During the three month period ended March 31, 2003 the Company discontinued its network solutions segment, which was conducted through its Pulsar Data Systems subsidiary, as the Company determined that this segment would not return to operating profits in a reasonable time period. The total estimated cost to exit the segment was $106. The network solution segment assets did not require an impairment write- down as there was no remaining book value of assets in existence at the date the decision to exit the business was made. In addition, as a result of the discontinuance of the network solutions segment, the Company now operates in only one reporting segment.

REVENUE RECOGNITION

         Revenue from some information security hardware products contains embedded software. However, the embedded software is incidental to the hardware product sale. Information security license revenue is recognized upon delivery if an executed license exists, a delivery as defined under the license has occurred, the price is fixed and determinable, and collection is probable. Software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial statements.

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

         At March 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation":

                                                             Three Months Ended
                                                                  March 31,
                                                               2003       2004
                                                             --------   --------
Net loss, as reported ....................................   $(1,618)   $(1,979)
Add: Stock compensation cost reported in accordance
     with APB Opinion No. 25 .............................        35         11
Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effect ....................      (379)      (257)
                                                             --------   --------
Pro forma net loss .......................................   $(1,962)   $(2,225)
                                                             ========   ========
Earnings per share
     Net loss per share as reported--basic and diluted ...   $  (.06)   $  (.06)
                                                             ========   ========
     Pro forma net loss per share--basic and diluted .....   $  (.08)   $  (.07)
                                                             ========   ========

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2003 and 2004: risk-free interest rate of 3.92% and 3.83%, respectively; dividend yield of 0.00% for both periods; and volatility of 129% and 126%, respectively. The Black-Scholes model, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company's stock option plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

WARRANTS

         A summary of the status of the Company's warrants as of March 31, 2004 and changes during the three months ended March 31, 2004 is presented below (shares in thousands):

                                                      THREE MONTHS ENDED
                                                         MARCH 31,2004
                                                  ------------------------------
                                                  NUMBER OF
                                                  UNDERLYING    WEIGHTED-AVERAGE
                WARRANTS                            SHARES       EXERCISE PRICE
------------------------------------------        ----------    ----------------
Outstanding at beginning of period........           16,247         $ 1.66
Granted...................................               --             --
Cancelled.................................               --             --
Exercised.................................            1,123         $  .62
                                                  ----------
Outstanding at end of period..............           15,124         $ 1.73
                                                  ==========
Warrants exercisable at end of period.               15,124
Weighted-average fair value of warrants
   granted during the period..............         $    --

         The following table summarizes information about warrants outstanding at March 31, 2004 (shares in thousands):

                                       WARRANTS OUTSTANDING                        WARRANTS EXERCISABLE
                                       --------------------                        --------------------
                                      WEIGHTED-AVERAGE
RANGE OF EXERCISE        NUMBER           REMAINING        WEIGHTED-AVERAGE       NUMBER     WEIGHTED-AVERAGE
      PRICES          OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE   EXERCISE PRICE
      ------          -----------     ----------------      --------------      -----------   --------------
$.01 - $.01                192             4.64                $   .01              192           $  .01
$.70 - $.70                246             4.63                $   .70              246           $  .70
$1.00 - $1.00            1,088             4.58                $  1.00            1,088           $ 1.00
$1.25 - $1.30            8,003             3.64                $  1.26            8,003           $ 1.26
$1.50 - $1.50            5,375             4.67                $  1.50            5,375           $ 1.50
$2.11 - $2.11               24             1.33                $  2.11               24           $ 2.11
$18.15 - $18.15            370              .19                $ 18.15              370           $18.15
                      --------                                                 --------
                        15,124             4.01                $  1.73           15,124           $ 1.73
                      ========                                                 ========

OPTIONS
     A summary of the status of the Company's stock option plans as of March 31, 2004 and changes during the three months ended March 31, 2004 is presented below (shares in thousands):

                                                      THREE MONTHS ENDED
                                                         MARCH 31,2004
                                                  ------------------------------
                                                  NUMBER OF
                                                  UNDERLYING    WEIGHTED-AVERAGE
                OPTIONS                             SHARES       EXERCISE PRICE
------------------------------------------        ----------    ----------------
Outstanding at beginning of period.......             4,249         $ 1.29
Granted..................................                35         $ 1.51
Cancelled................................                46         $  .79
Exercised................................                63         $  .88
                                                  ---------
Outstanding at end of period.............             4,168         $ 1.30
                                                  =========
Options exercisable at end of period.....             1,866         $ 1.62
Weighted-average fair value of options
   granted during the period.............            $ 1.78

         The following table summarizes information about stock options outstanding at March 31, 2004 (shares in thousands):

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                       -------------------                             -------------------
                           NUMBER        WEIGHTED-AVERAGE                           NUMBER
RANGE OF EXERCISE      OUTSTANDING AT        REMAINING      WEIGHTED-AVERAGE      EXERCISABLE     WEIGHTED-AVERAGE
      PRICES              3/31/04        CONTRACTUAL LIFE    EXERCISE PRICE       AT 3/31/04       EXERCISE PRICE
      ------              -------        ----------------    --------------       ----------       --------------
$.60 - $.70                   387               8.56            $  .61                  114            $   .62
$.80 - $.81                 2,257               9.34            $  .81                  758            $   .81
$1.04 - $1.30                 868               8.59            $ 1.27                  456            $  1.29
$1.40 - $2.11                 394               6.96            $ 2.06                  359            $  2.11
$2.15 - $3.56                 109               6.27            $ 2.83                   76            $  2.82
$4.13 - $6.19                  14               7.38            $ 5.75                   11            $  5.84
$6.88 - $6.88                  98               6.04            $ 6.88                   59            $  6.88
$8.75 - $9.75                  42               5.39            $ 9.17                   34            $  9.17
                          -------                                                   -------
                            4,168               8.68            $ 1.30                1,866            $  1.62
                          =======                                                   =======

The weighted average remaining contractual life of stock options outstanding at March 31, 2004 was 8.7 years.

         During the quarter ended March 31, 2004, we received cash proceeds in the amount of $56 from the exercises of options into 63 shares of common stock.

BIZ ACQUISITION

         In accordance with SFAS No. 142, the Company had up until June 30, 2002 to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS No. 142. In accordance with the transition provisions of Statement No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates. Given consideration of relevant factors, the Company concluded that, as of December 31, 2001, an impairment write-down of $36,299 was required related to the BIZ acquisition. Subsequently, the Company reviewed the assumptions used in the original analysis as of March 31, 2002, June 30, 2002, September 30, 2002 and concluded that such analyses continued to be adequate and that no additional write-down was required. In accordance with SFAS No. 142, the Company stopped amortizing goodwill in 2002. Accordingly, the Company does not anticipate there to be any amortization expense for the next five years related to intangible assets.

         The Company performed an assessment of the fair value of its information security products and services reporting units. The Company performed an assessment of the fair value of the goodwill as of December 31, 2002 using three different perspectives: a multi-period discounted cashflow method, which is a variation of the income forecast approach; a market value approach; and market multiples. The process is used to determine the fair value of an asset by estimating its future cash flows and then discounting the cash flows to present day utilizing a discount rate that reflects the time value of money and the risk inherent in the asset. The present value of the cash flows was determined using a discount rate of 30%, which was found to be the weighted average cost of capital for the Company. The results of the analysis indicated that there was no impairment as of the valuation date of December 31, 2002.

         The Company performed an assessment of the fair value of the goodwill of its information security products and services reporting unit as of December 31, 2003, again using the three different perspectives mentioned above. In past periods the Company believed that its daily market stock price did not provide a reliable indicator of the fair value of its equity. Due to the absence of any research coverage, the market is generally unaware of the Company's new technology advancements. With the Company's stock being a micro-cap in terms of total market value, its stock is subject to high volatility and the daily closing price of its stock does not provide a true reflection of its fair value at any one point in time. The Company's stock price was considered as part of the review process, together with a multi-period discounted cashflow method discussed above, and various market multiple measures of the Company. The discounted cashflow method used to determine the fair value of an asset used estimated future cash flows and then discounted the cash flows to present day utilizing a discount rate that reflects the time value of money and the risk inherent in the asset. The present value of the cash flows was determined using a discount rate of 25%, which was found to be the Company's weighted average cost of capital. The Company deemed it appropriate to assess the fair value of its goodwill by using a weighted average of these three methods. The results of the analysis indicated that there was no impairment as of the valuation date of December 31, 2003.

         The Company is required to perform reviews for impairment at least annually that may result in future write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The Company concluded there were no events that required interim testing.

         As the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible in the near-term that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both will be reduced. Reasonably possible is defined as more than remote but less than likely. As a result, the remaining goodwill of $25,930 at March 31, 2004, may be reduced within the next year.

RECLASSIFICATION

         The Company has reclassified certain 2003 balances to conform with the presentation used in 2004.

(2) INVESTMENTS

         The Company has an investment that is classified as trading securities. The securities are comprised of 605 shares of Prudential Financial, Inc. As of March 31, 2004, aggregate value of the investment was $27. For the three months ended March 31, 2003 and 2004, the Company recorded realized loss on trading securities of $0 and $1, respectively.

(3) INVENTORIES

         A summary of inventories follows:

                                                       DECEMBER 31,   MARCH 31,
                                                          2003          2004
                                                      ------------  ------------
        Raw materials..............................      $  70          $  47
        Work-in-process............................         37             14
        Finished goods.............................        204            397
                                                      ------------  ------------
                                                         $ 312           $458
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

         The VI development budget estimated costs of $4,000 to bring the Venetian Casino to live status, and an additional $2,200 to support startup operations. Since beginning development in July 2002, VI has expensed all operating costs and capitalized third party software development costs incurred under a fixed price contract. As of June 30, 2003 capitalized development costs totaled $1,300. The VI operating agreement called for SSP Gaming to fund two-thirds of the development costs, up to $2,000, and for Venetian to fund the remaining one-third of the costs. SSP has invested $800 in SSP Gaming, with those funds being invested in VI. In June 2003, the VI Managers determined to re-assess the entire project in view of changes in the regulatory environment and market conditions, including an updated competitive analysis. The re-assessment was to include site development costs. The re-assessment was not presented to SSP Gaming.

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

         While SSP Gaming disputes the circumstances cited by the Venetian, due to the uncertainty regarding the VI agreement, in the quarter ended June 30, 2003, the Company recorded an impairment charge equal to the remaining $142 book value of the Company's investment in its subsidiary, thereby reducing the carrying value of this investment to $0. As of December 31, 2003 and March 31, 2004, the balance of equity investment in affiliate was $0. As such, SSP Gaming did not record any loss from equity investee after June 30, 2003, which would have represented its pro rata portion of the VI net loss. Since the members of SSP Gaming could not agree on future capitalization of VI, the Venetian terminated the operating agreement of VI in August 2003 and the Company ceased its activities relating to VI.

         On February 23, 2004, the Company transferred 40% of any and all ownership rights and privileges that it may have in VI to Bear Trax, LLC, a Utah limited liability company, pursuant to the terms of the mutual settlement agreement relating to the Company's repurchase of an interest in SSP Gaming. As a result, the Company will not make the last six monthly payments of $15 and has recorded the reduction of the remaining liability of $96 as debt forgiveness in the condensed consolidated statement of operations during the quarter ended March 31, 2004. Therefore, the balance of this note is $0 as of March 31, 2004.

(5) LONG-TERM DEBT

         A summary of long-term debt follows:
                                                      DECEMBER 31,   MARCH 31,
                                                         2003           2004
                                                      ------------  ------------
Secured convertible promissory notes with an
  interest rate of 10% per annum, interest payable
  quarterly, due December 31, 2005..................  $     1,986   $     1,360
Note payable secured by interest in SSP Gaming,
  payable in monthly installments of $15,000,
  including interest at 6% per annum................           96            --
Bay View Funding accounts receivable financing,
  discount rate of 1.25% of the receivables
  factored, interest payable upon payment of
  receivable........................................          358             3
                                                      ------------  ------------
                                                            2,440         1,363
                                                      ------------  ------------
Less unamortized value of warrants related to
  debt issued.......................................        1,071           641
                                                      ------------  ------------
Long-term debt, net of debt discounts of $1,071 at
  December 31, 2003 and $641 at March 31, 2004......        1,369           722
Less current installments...........................          454             3
                                                      ------------  ------------
Long-term debt, net of debt discounts of $1,071 at
  December 31, 2003 and $641 at March 31, 2004......  $       915   $       719
                                                      ============  ============

SECURED SUBORDINATED CONVERTIBLE NOTES

         On April 16, 2002, the Company raised $5,000 in cash through the issuance of $4,000 in 10% secured convertible promissory notes ("10% Convertible Notes"), $653 in unsecured non-convertible promissory notes ("Non-convertible Notes", $153 held by co-chairman Kris Shah and $500 held by co-chairman Marvin Winkler) and the pre-payment of a $500 note receivable due to the Company from Kris Shah, less an early payment discount of $153. In connection with the issuance of the 10% Convertible Notes, the Company incurred approximately $626 of issuance costs, which primarily consisted of amortization of warrant costs, investment banking fees and legal and other professional fees. These notes mature December 31, 2005 and bear interest at a rate of 10% per annum to be paid quarterly in cash, or at the Company's discretion, in common shares based upon the trailing 30-day average prior to the interest due date. The $4,000 in 10% Convertible Notes were convertible, in whole or in part, at the option of the holder into an aggregate of 4,000,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of $1.00 per share, subject to adjustment under certain conditions, and were issued with detachable warrants exercisable for three years to purchase up to an additional 2,400,000 shares at $1.30 per share, subject to adjustment under certain conditions. In conjunction with the closing of the sale of the 10% Convertible Notes, $1,750 of principal and $46 of accrued interest of subordinated notes issued in December 2001 were exchanged for the 10% Convertible Notes and detachable warrants to purchase 1,077,667 shares at $1.30 per share. In conjunction with a certain convertible bridge loan previously issued on September 1, 2003 for $1,500, warrants to purchase 1,500,000 shares of common stock were re-priced to an exercise price of $.50 per common share and immediately exercised for cancellation of certain notes previously issued on August 27, 2003 totaling $750. The remaining warrants to purchase 1,977,667 shares of common stock were re-priced to the exercise price of the A-1 Warrants issued in the Series A Preferred Stock financing (note
8). The balance of the 10% Convertible Notes was $1,360 as of March 31, 2004.

         The 10% Convertible Notes automatically convert prior to maturity if the Company's common shares trade at or above $3.00 per share with average volume of 100,000 shares per day for 20 consecutive trading days. In June 2002, Kris Shah and Marvin Winkler exchanged their Non-convertible Notes, together with accrued interest, for 119,000 and 391,000 shares, respectively, of the Company's common stock based upon an above-market exchange price of $1.30 per common share. The Company is subject to restrictive covenants related to the 10% Convertible Notes that prevent the Company from pledging intellectual property as collateral.

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

         Of the aggregate $5,796 in 10% Convertible Notes issued, the Company allocated approximately $2,644 to the value of the warrants and the remaining $3,152 to the beneficial conversion feature of the debt instruments, which were ascribed to these components on a pro rata basis of fair values calculated for the warrants using a Black Scholes valuation model and the intrinsic value of the beneficial conversion feature. These amounts have been recorded as discounts from the face value of the debt, with an equal increase to additional paid-in capital. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts were being amortized over the period from the date of issuance to the maturity date of the notes. Amortization expense of the discounts totaled $391 and $92 for quarters ended March 31, 2003 and 2004, respectively. On November 19, 2003, with the exception of $1,986 in principal, the 10% Convertible Notes were exchanged in a private placement for Series A Preferred Stock (note 8). As such, during the year ended December 31, 2003, the Company recorded a $2,226 non-cash interest charge related to the unamortized balance of warrant value and beneficial conversion feature of 10% Convertible Notes that were exchanged for Series A Preferred Stock (note 8). During January 2004, certain holders of the 10% Convertible Notes with principal balances of $626 exercised their right to convert their notes into 626,000 shares of the Company's common stock. As such, the Company recorded a $338 non-cash interest charge related to the unamortized balance of warrant values and beneficial conversion feature of 10% Convertible Notes that were converted into common stock. The $338 non-cash interest charge was recorded as a loss on conversion of debt in the condensed consolidated statement of operations for the three months ended March 31, 2004. The Company will continue to amortize a non-cash interest charge related to the unamortized warrant values and beneficial conversion feature balances of $641 relative to the remaining 10% Convertible Notes still outstanding as of March 31, 2004.

         In connection with issuances of the 10% Convertible Notes and warrants, the Company incurred approximately $741 of debt issuance costs comprised of legal and placement fees, and $182 in value calculated for the 110,000 warrants issued to the placement agent in the transaction. On November 19, 2003, with the exception of $1,986 in principal, the 10% Convertible Notes were exchanged in a private placement for Series A Preferred Stock (note 8). As such, during the year ended December 31, 2003, the Company recorded a $197 non-cash interest charge related to the unamortized balance of debt issuance costs and warrant value in relation to the 10% Convertible Notes that were exchanged for Series A Preferred Stock (note 8). As a result of the January 2004 conversion of $626 of principal balances by certain holders of 10% Convertible Notes into 626,000 shares of the Company's common stock, the Company recorded a $33 non-cash interest charge related to the unamortized balance of debt issuance costs and warrant value in relation to the 10% Convertible Notes that were converted into common stock. The $33 non-cash interest charge was recorded as a loss on conversion of debt in the condensed consolidated statement of operations for the three months ended March 31, 2004. The remaining costs, which are included in other assets, are being amortized over the term of the remaining 10% Convertible Notes that were not converted to common stock in January 2004, as described above. Amortization expense of these costs totaled $43 and $21 for the quarters ended March 31, 2003 and 2004. The Company will continue to amortize a non-cash charge related to the unamortized balances of the remaining costs, which had a balance of $180 as of March 31, 2004.

NOTE TO REPURCHASE INTEREST IN SSP GAMING

         In October 2002, the Company entered into a mutual settlement and release regarding the default by a party that had contracted to finance the investment of SSP Gaming. The party defaulted under the financing agreement. To preserve the underlying business relationships, the Company and the other party executed an agreement whereby the Company repurchased the party's interest by issuing a note for $250, the amount invested by the party, and agreed to repay such amount by making an initial $40 payment and additional monthly payments of $15 per month, including interest at 6%, until paid in full. The note was secured by the Company's interest in SSP Gaming, and includes an acceleration clause whereby the then principal balance was to be paid upon separate SSP Gaming financing of $2,000 or more. Following the termination of the Operating Agreement of VI (note 4), on February 23, 2004, the Company transferred 40% of any and all ownership rights and privileges that it may have had in VI to Bear Trax, LLC, a Utah limited liability company, pursuant to the terms of the mutual settlement agreement relating to the Company's repurchase of an interest in SSP Gaming. As a result, the Company will not make the last six monthly payments of $15 and has recorded the reduction of the remaining liability of $96 as debt forgiveness in the condensed consolidated statement of operations during the quarter ended March 31, 2004. Therefore, the balance of this note is $0 as of March 31, 2004.

ACCOUNTS RECEIVABLE FINANCING

         During November 2001, both the Company and Pulsar entered into separate financing agreements with Wells Fargo Business Credit ("WFBC"), which provided for the factoring of accounts receivable. In October 2002, the Company terminated its arrangement with WFBC and entered into a financing arrangement with Bay View Funding ("BVF"). The factoring agreement contains a maximum advance of $750, and was for an initial term of three months. At the Company's option, the agreement is renewable for additional three-month periods. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every 30-day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the 30-day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains certain representations, warranties and covenants and requires a monthly minimum fee, including the factoring and financing fees, of ..25% of the maximum advance of $750, or approximately $2 per month. The BVF agreement states among other things that a default occurs if the Company does not pay debts as they become due or if the Company maintains unreasonably small capital. The Company notified BVF of the Company's failure to make certain payments on a timely basis and requested but did not receive a waiver of such default.

         Gross receivables transferred to BVF amounted to $2,105 and $268 during the quarters ended March 31, 2003 and 2004, respectively. The Company is obligated to repurchase certain accounts receivable under the program and, therefore, the transaction does not qualify as a sale.

         Factored receivables included in the accounts receivable balance as of December 31, 2003 and March 31, 2004 were $452 and $18, respectively

(6) RELATED PARTY TRANSACTIONS

KRDS REAL PROPERTY LEASE

         In 1999, the primary shareholders of SSP (then known as "Litronic Inc.") formed KRDS, Inc. ("KRDS") for the sole purpose of purchasing real property. KRDS's operations primarily consisted of a mortgage obligation, interest, depreciation and rental income from the Company related to the real property.

         In February 2000, KRDS leased a building to the Company for its corporate headquarters. The lease expires in February 2007. The facility has an annual rent of approximately $429. In April 2002, the Company and KRDS entered into an agreement whereby upon 60 days' notice, either party could cancel the remaining balance of the facility lease with no future liability. Neither party exercised the exit clause. On December 1, 2003, the Company entered into a letter agreement whereby it agreed to pay a certain amount of late fees in exchange for an agreement to cancel the April 2002 agreement described above.

         In April 2004, the Company exercised its option to extend the term of the lease for its corporate headquarters for an additional five years with a new expiration of February 2012. In accordance with the extension, the annual rent will be determined at the end of the original lease term.

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

         On August 29, 2003, the Company entered into an agreement of settlement on stipulated judgment with Research Venture. Under that settlement agreement, Research Venture retained the 959,323 shares of common stock initially issued in connection with the restructuring arrangement and 96,919 shares of common stock issued upon conversion of $126 of the principal balance of a $360 non-interest bearing note that the Company had issued as prepaid rent, and the Company registered those shares for resale by Research Venture. In addition, Research Venture canceled and surrendered the note, the Company paid to Research Venture cash in the amount of $865 and issued to Research Venture 414,450 shares of common stock that were to be registered for resale under a separate registration statement on or prior to November 30, 2003, and the building lease agreement was terminated. The settlement agreement contained mutual general release language, and an August 11, 2003 stipulated judgment was vacated. As the Company did not timely obtain effectiveness of the registration statement covering the 414,450 shares of common stock the Company issued in the August 2003 settlement, Research Venture was entitled to entry of a stipulated judgment against the Company in an amount up to $373 less the product of $.90 multiplied by the number of those shares that Research Venture sold prior to entry of the stipulated judgment. Research Venture has informed the Company that they no longer own any of the Company's shares, and the Company is therefore in the process of working with opposing counsel to file a dismissal of the underlying cases. As Research Venture no longer holds the shares, the Company reversed the $373 accrual through selling, general and administrative expense for the three months ended March 31, 2004.

         The lease was terminated in August 2003. A total of 34,614 and 0 shares were issued in payment of rent during the quarters ended March 31, 2003 and 2004, respectively.

(7) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments that potentially subject the Company to concentration of credit risk are trade receivables. Credit risk on trade receivables is limited as a result of the Company's customer base and their dispersion across different industries and geographic regions. As of December 31, 2003 and March 31, 2004, accounts receivable included $631 and $339, respectively, due from the U.S. government and related agencies. Sales to the U.S. government and related agencies accounted for 50% and 33% of total revenues for the three months ended March 31, 2003 and 2004, respectively.

         The Company had sales from three separate customers that represented 25%, 12%, and 10% of the total revenues for the three months ended March 31, 2003. The Company had sales from two separate customers that represented 54% and 28% of total revenues for the three months ended March 31, 2004. No other customers accounted for more than 10% of total revenues during the three months ended March 31, 2003 and March 31, 2004. Trade accounts receivable totaled $1,148 and $42 from these major customers as of December 31, 2003 and March 31, 2004, respectively.

         Some key components used in the manufacture of the Company's products can only be obtained from single sources.

(8) SERIES A CONVERTIBLE PREFERRED STOCK

         In November 2003, the Company sold and received proceeds from the sale of a Series A Convertible Preferred Stock ("Series A Preferred Stock"), and A-1 and A-2 warrants to purchase common stock ("Warrants") to 84 accredited investors in a transaction exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act of 1933. The private placement consisted of the following:

         The Company sold 2,150 shares of Series A Preferred Stock and related Warrants for a total amount of $15,050, of which $9,510 was for new capital and $5,540 was issued in exchange for cancellation of previously issued promissory notes.

         The aggregate purchase price for 2,150 shares of the Series A Preferred Stock and Warrants was $15,050 ("Stated Value"), or $7 per share, with an initial conversion price of $.70 per common share. The shares of Series A Preferred Stock were initially convertible into 21,500,000 shares of the Company's common stock, with Warrants to purchase an additional 10,750,000 shares of common stock.

         During the three months ended March 31, 2004, the Company received notices from holders of Series A Preferred Stock indicating their conversion of 718 shares of Series A Preferred Stock into 7,180,000 shares of common stock.

         The holders of the Series A Preferred Stock are entitled to a dividend payable semi-annually at the rate of 8% per annum, increasing to 12% per annum eighteen months from closing, payable in cash or common stock at the Company's option, with the shares of common stock valued at the arithmetic mean of the Company's closing sales price of common stock for the thirty-day period before the dividend payment is due. As of December 31, 2003 and March 31, 2004, the Company had declared and unpaid dividends in the amount of $139 and $37.

         Due to the registration rights with respect to the Series A Preferred Stock, the Company recorded the Series A Preferred Stock outside permanent equity on the balance sheet as of December 31, 2003; however, when the Company received notice from the Securities and Exchange Commission that its registration statement with respect to the Series A Preferred Stock was declared effective on January 23, 2004, the Company reclassified the Series A Preferred Stock as permanent equity on its balance sheet. The rank and liquidation preference remained the same at March 31, 2004.

         The Series A Preferred Stock and related Warrants contain additional terms, rights, preferences and privileges, which are discussed in the Company's report on Form 10-KSB for the year ended December 31, 2003, as amended, and hereby incorporated by reference.

(9) LOSS PER SHARE

         The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants. The following table sets forth potential common shares that were excluded from the diluted net loss per share calculation for the three months ended March 31, 2003 and 2004 because they were anti-dilutive for the periods indicated (shares in thousands):

                                                          2003          2004
                                                      ------------  ------------
   Warrants........................................        16,247        15,124
   Stock options...................................         4,269         4,168
                                                      ------------  ------------
                                                           20,516        19,292
                                                      ============  ============

(10) CONTINGENT LIABILITIES

         Because the Company provides engineering and other services to various government agencies, it is subject to retrospective audits, which may result in adjustments to amounts recognized as revenues, and the Company may be subject to investigation by governmental entities. Failure to comply with the terms of any governmental contracts could result in civil and criminal fines and penalties, as well as suspension from future government contracts. The Company is not aware of any adjustments, fines or penalties that could adversely affect its financial position or results of operations.

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

         On February 6, 2004, the Company received notice from the Environmental Protection Agency ("EPA") regarding the Omega Chemical Superfund Site ("Omega Site"). The notice states that the Company is a potentially responsible party ("PRP") that contributed to the waste at the Omega Site. The notice also states that the amount of waste contributed to the Omega Site was a comparatively small quantity, or a de minimis quantity. As such, the notice is intended to offer the Company the opportunity to resolve its liability for waste disposed at the Omega Site. The notice also states that if the Company accepts the settlement offer, the Company can be released from further liability from the United States regarding the Omega Site as well as gaining contribution protection against lawsuits by other PRP's, who potentially have claims against the Company. The settlement offer amount is $108 and the Company must accept and notify the EPA of such acceptance by August 7, 2004. The Company has been advised by its legal counsel and believes that if it accepts the settlement offer, there would be no further liability regarding this claim from the EPA or other PRP's. As such, the Company plans to accept the settlement offer of $108 and has recorded $108 as an accrued expense as of March 31, 2004.

         Related to the Omega Site, the Company entered into a Tolling and Waiver Agreement, dated January 1, 2004, and fully executed on February 25, 2004 (the "Tolling Agreement") with the Omega PRP Organized Group. The Tolling Agreement states that the Omega Group has expended funds in response to the Omega Site and is committed to and will expend funds in the future in connection with the Omega Site. The Tolling Agreement states that the Omega Group has a claim against the Company for recoupment of costs previously spent and those that will be expended in the future on the Omega Site, should the Company fail to accept the settlement from the EPA described above. As such, the Tolling Agreement states that any unexpired statute of limitations shall be tolled in connection with any claims that the Omega Group and the Company have against each other in connection with the Omega Site.

         In December 2003, Shane Brophy, an ex-employee, filed a lawsuit alleging causes of action for breach of employment contract, unpaid wages and wrongful termination in violation of public policy arising from our termination of his employment in July 2003. The Company has responded to the complaint, but no discovery has been conducted. Therefore, the Company cannot quantify the outcome or exposure. However, the Company strongly denies the claims and believes the complaint is without merit. The Company will assert claims for damages against Mr. Brophy, and parties affiliated with him. Legal counsel for both parties has agreed to dismiss the complaint against the Company and have this matter settled through binding arbitration. A dismissal has been filed, however, no arbitration hearing has been set as of the date of this report.

(11) PROPOSED MERGER WITH SAFLINK CORPORATION

         In March 2004, the Company entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with SAFLINK Corporation, an unaffiliated Delaware corporation ("SAFLINK") that offers biometric software solutions that protect intellectual property, secure information assets and eliminate passwords. SAFLINK's biometric software provides Identity Assurance Management(TM), allowing administrators to verify the identity of users and control their access to computer networks, physical facilities, applications, manufacturing process control systems, and time and attendance systems.

         The Merger Agreement with SAFLINK contemplates that the Company will merge with a newly-formed wholly-owned subsidiary of SAFLINK and become a wholly-owned subsidiary of SAFLINK, with each share of the Company's common stock being exchanged for 0.6 shares of SAFLINK common stock ("Merger"). The consummation of the merger is subject to the adoption by the Company's stockholders of the Merger Agreement, the approval by SAFLINK stockholders of the issuance of shares of SAFLINK common stock in the merger, and other customary closing conditions.

         During the three months ended March 31, 2004, the Company incurred expenses associated with the proposed merger with SAFLINK in the amount of $517 for legal, accounting, and investment advisory fees, together with other professional service fees. Selling, general and administrative expense in the condensed consolidated statement of operations includes $517 of acquisition related costs for the three months ended March 31, 2004. The Company will incur additional merger costs related to legal and accounting, and should the Merger close will incur significant investment banking fees (note 12).

(12) SUBSEQUENT EVENTS

         On April 28, 2004, the Company agreed to pay to William Blair & Co. LLC a fee of $350 for investment banking services related to the merger with SAFLINK, with such fee being contingent upon the closing the Merger Agreement. Of the $350 fee, the Company may elect to pay fifty percent of the fee in the Company's common stock based upon 10-day trading average price prior to issuance, if any, of such shares.

         On April 28, 2004, the Company agreed to amend the engagement letter originally executed on August 26, 2003, with Burnham Hill Partners ("BHP"). The engagement letter provided for BHP to earn a fee based upon a percentage of the transaction value in merger with SAFLINK, should it occur. The Company and BHP agreed that, should the Merger Agreement close, to reduce the August 26, 2003 engagement letter fee structure due BHP to $650 in cash, plus 350,000 shares of the Company's common stock.

         During April 2004 and May 2004, the Company issued 2.5 million common shares to certain shareholders upon the exercise of Warrants issued in connection with the Series A Preferred Stock financing (note 8), which generated proceeds of $1,958. As an inducement to one large Warrant holder for the cash exercise of A-2 Warrants, the Company agreed to reduce the A-2 Warrant exercise price from $1.50 to $1.25 per common share, for which the Company anticipates recording a non-cash charge in the second quarter of 2004, and agreed to the cashless exercise of a warrant issued in December 2003.

         On April 23, 2004 a majority of the common and over 75% of the Series A Preferred Stock approved a new Article IV.F of the Company's Certificate of Incorporation that when filed will provide that certain restrictions on convertibility of Series A Preferred provided for in the Certificate of Designation for the Series A Preferred Stock will not apply to automatic conversions under Article IV.F, such that all shares of Series A Preferred will be automatically converted immediately prior to the effective time of the Merger.

         The only differences in the terms of the Series A Preferred before and after the amendment will be:

         o The Series A Preferred is not presently automatically convertible into common stock immediately prior to the effective time of the Merger. Upon the filing of the Certificate of Amendment (as defined below) with the Secretary of State of Delaware, it will be so convertible; and

         o The Series A Preferred is not presently convertible into common stock to the extent that conversion would cause the holder, together with its affiliates, to beneficially own more than 4.99% of the Company's outstanding common stock. This restriction will be removed, in as far as it pertains to automatic conversions immediately prior to the effective time of the Merger, upon filing of the Certificate of Amendment with the Secretary of State of Delaware, such that the Series A Preferred will be automatically converted into shares of common stock regardless of the percentage of common stock ownership of the holders thereof and their affiliates after conversion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         o our business strategy for expanding our presence in the information security products and services markets; and

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

         o the shortage of reliable market data regarding the information security market;

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

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review the "Risk Factors" section of our annual report on Form 10-KSB for the year ended December 31, 2003, as amended, and the following risk factors:

     THE MERGER AGREEMENT ANNOUNCED MARCH 22, 2004 CARRIES WITH IT, IN ADDITION TO KNOWN AND UNKNOWN RISKS ASSOCIATED WITH INTEGRATING TWO CORPORATE CULTURES AND PRODUCTS, SUBSTANTIAL TRANSACTION COSTS THAT WILL BE INCURRED REGARDLESS OF WHETHER THE MERGER CLOSES AND THOSE COSTS MAY ADVERSELY AFFECT OUR STOCK PRICE AND RESULTS OF OPERATIONS.

         On March 22, 2004, we announced the execution of a definitive merger agreement with SAFLINK, a developer and marketer of biometric software. Completion of the merger is subject to various conditions, including stockholder and third party consents, and involves substantial transaction costs. If the merger fails to close, we will have incurred significant transaction costs and may be liable to SAFLINK for its costs and/or a $2 million termination fee under limited circumstances and may not be able to recover our costs or obtain a $2 million termination fee from SAFLINK, any of which circumstances would adversely affect our stock price and results of operations. As of March 31, 2004, we have incurred $517,000 of merger related costs that are included in selling, general and administrative costs in the combined condensed statement of operations for the three month period then ended. The Company will incur additional merger costs related to legal and accounting, and should the Merger close will incur significant investment banking fees (see note 12 to the condensed consolidated financial statements).

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

     IF WE WERE TO LOSE OUT ELIGIBILITY AS A SMALL BUSINESS UNDER THE RULES OF THE SMALL BUSINESS ADMINISTRATION, WE WOULD INCUR ADDITIONAL COSTS AND CHARGES RELATED TO DISCLOSURES, ACCOUNTING AND REPORTING TO THE U.S. GOVERNMENT.

         We do not believe our status as a small business has had a material effect on generation of our business revenue. However, the loss of small business status may result in us incurring additional costs and charges related to disclosure, accounting and reporting requirements applicable to a government contractor (either prime or subcontractor) not qualified as a small business. In addition, we would no longer be eligible for small business set asides.

     WE MAY BE EXPOSED TO LIABILITY FOR ACTIONS TAKEN BY OR AGAINST OUR DOMESTIC EMPLOYEES WHILE ON ASSIGNMENT AND ALSO MAY BE EXPOSED FOR THE ACTIONS TAKEN BY OR AGAINST ANY FOREIGN EMPLOYEES THAT WE MAY HIRE.

         As a professional service provider, a portion of the business involves employing people and placing them in the workplaces of other businesses. Therefore, we are exposed to liability for actions taken by its employees taken while on assignment. In addition, to the extent we hire employees in India or other foreign locations, we may be exposed to liability for actions taken by those employees in the scope of their employment.

         In addition, to the extent employees of or consultants engaged by us are requested to, and do, perform services in parts of the world that are characterized by violence or hostilities, we could be exposed to liability if misfortune related to such violence or hostilities befalls those employees or consultants, even if not through any fault or negligence on our part.

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the 52-week period ended May 13, 2004, the high and low closing sale prices of our common stock were $1.06 and $2.02, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

         As of May 14, 2004, we had issued and outstanding, or issuable 44,299,392 shares of common stock, a majority of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. In addition, we have registered or were obligated to register for resale approximately 29,138,161 shares of common stock that were issuable or may become issuable under derivative securities that were outstanding as of that date. Our common stock historically has been thinly traded. While our recent trading activity has increased, if our stockholders seek to sell numbers of shares significantly in excess of our typical volume, the market price of our shares may decline. Any adverse effect on the market price for our common stock could make it more difficult for us to sell equity securities at a time and at a price that we deem appropriate.

     THE MARKET PRICE OF OUR COMMON STOCK COULD SUBSTANTIALLY DECLINE IF ALL OR A SIGNIFICANT PORTION OF OUR OUTSTANDING DERIVATIVE SECURITIES WERE CONVERTED INTO OR EXERCISED FOR SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OR EXERCISE AND THEN RESOLD INTO THE MARKET.

         As of May 14, 2004, we had outstanding, or issuable 44,299,392 shares of common stock and also had outstanding preferred stock, options, warrants, and promissory notes that were then exercisable for or convertible into, or may become exercisable, for or convertible into approximately 29,138,161 shares of our common stock. If the conversion or exercise prices at which our outstanding derivative securities are converted or exercised are lower than the market price, immediate dilution will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion or exercise of our outstanding derivative securities, or even the perception that such sales could occur, could adversely affect the market price of our common stock. Therefore, a substantial decline in the value of our shares could result from both the actual and potential conversion or exercise of our outstanding derivative securities and the actual and potential resale of the underlying shares into the market.

     A SMALL NUMBER OF STOCKHOLDERS, WHO INCLUDE CERTAIN OF OUR OFFICERS AND DIRECTORS, HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES AND TO TAKE ACTION BY WRITTEN CONSENT WITHOUT A MEETING OF STOCKHOLDERS.

         As of May 14, 2004, our co-chairmen, Kris Shah and Marvin Winkler, and certain of their family members and affiliates owned, in the aggregate, approximately 26.5% of our outstanding, or issuable common stock. Those stockholders, if acting together with several other stockholders, have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote. Further, those stockholders have the ability to take action by written consent on those matters without a meeting of stockholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. Also, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders, and may adversely affect the market price of our common stock.

         Any of the factors described above or in the "Risk Factors" section of our latest annual report on Form 10-KSB could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We provide professional information security services and develop and market software and microprocessor-based products needed to secure electronic commerce and communications over the Internet and other communications networks based on Internet protocols. Our primary technology offerings use public key infrastructure ("PKI"), which is the standard technology for securing Internet-based commerce and communications. In addition, Pulsar, one of our wholly-owned subsidiaries, is a computer and networking product reseller that focused on resales to government agencies, large corporate accounts and state and local governments. We acquired Pulsar in June 1999 in exchange for 2,169,938 shares of our common stock. Due to the intensive capital requirements and low margin returns, subsequent to December 31, 2002, we decided to exit the Pulsar line of business and as a result, we have completed a wind down of the Pulsar operations.

         Our lack of liquidity and shortage of working capital has limited our operations. In November 2003, we completed a private placement of Series A Preferred Stock for a total amount of $15.0 million of which $9.5 million was for new capital and $5.5 million was issued in exchange for cancellation of previously issued promissory notes. The cash proceeds received from the issuance of Series A Preferred Stock should provide adequate working capital through December 31, 2004. Prior to completing the Series A Preferred Stock financing, creditors and vendors generally cooperated with us, which has given us time to reduce our operating expenses and realize increases in revenues in our core business. We have done both in the last year of our operations. To reach profitability, we will need to continue improving our sales and continue controlling our operating expenses.

         In March 2004, we entered into an Agreement and Plan of Merger and Reorganization with SAFLINK (see note 11 to the condensed consolidated financial statements). SAFLINK offers biometric software solutions that protect intellectual property, secure information assets and eliminate passwords. The merger agreement with SAFLINK contemplates that we will merge with a newly-formed wholly-owned subsidiary of SAFLINK and become a wholly-owned subsidiary of SAFLINK, with each share of our common stock being exchanged for
0.6 shares of SAFLINK common stock. The consummation of the merger is subject to the adoption our stockholders of the merger agreement, the approval by SAFLINK stockholders of the issuance of shares of SAFLINK common stock in the merger, and other customary closing conditions. Whether or not the merger transaction closes, we will incur substantial costs that will not be recovered from any source. Should the merger close, there will be risks to achieving the benefits of the merger. See the "risk factors" described above.

         Total revenues decreased 43% during the quarter ended March 31, 2004 as compared to the same period last year. The decrease was attributable to an overall decrease in all of our revenue activities, including service revenues, license revenues and particularly our product revenues. Purchase delays caused by large U.S. government expenditures to support overseas military activities factored heavily in our lower revenues, particularly our product revenues, together with a delay in security certification of a re-engineered product. For the remainder of 2004, we expect increases in revenues from services and licenses based on signed development contracts and pending contracts that we are currently negotiating and expect to execute. We expect the purchase delays caused by overseas military activities to become less significant for the remainder of 2004 relative to the effects during the quarter ended March 31, 2004.

CRITICAL ACCOUNTING POLICIES

         This "Management's Discussion and Analysis or Plan of Operation" section of this report discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.

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

         We accounted for our August 2001 acquisition of BIZ as a purchase. Under the purchase method of accounting, the purchase price was allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from BIZ. The excess of the purchase price over BIZ's tangible net assets resulted in goodwill and other intangible assets initially valued at $64.7 million.

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

         We performed an assessment of the fair value of the goodwill of our information security products and services reporting unit as of December 31, 2003, again using the three different perspectives mentioned above. In past periods we believe that our daily market stock price did not provide a reliable indicator of the fair value of our equity. Due to the absence of any research coverage, the market is generally unaware of our new technology advancements. With our stock being a micro-cap in terms of total market value, our stock is subject to high volatility and the daily closing price of our stock does not provide a true reflection of our fair value at any one point in time. Our stock price was considered as part of the review process, together with a multi-period discounted cash flow method discussed above, and various market multiple measures of company. The discounted cash flow method used to determine the fair value of an asset used estimated future cash flows and then discounted the cash flows to present day utilizing a discount rate that reflects the time value of money and the risk inherent in the asset. The present value of the cash flows was determined using a discount rate of 25%, which was found to be our weighted average cost of capital. We deemed it appropriate to assess the fair value of our goodwill by using a weighted average of these three methods. The results of the analysis indicated that there was no impairment as of the valuation date of December 31, 2003.

         We are required to annually perform reviews for impairment that may result in future write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. We concluded there were no events that required interim testing.

         As the markets for our products are characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and enhancements, it is reasonably possible in the near-term that the estimates of the anticipated future gross revenues, the remaining estimated economic life, or both will be reduced. Reasonably possible is defined as more than remote but less than likely. As a result, the remaining goodwill of $25.9 million at March 31, 2004, may be reduced.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2004

         The following table sets forth the percentage of total revenues represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

                          Percentage of Total Revenues
                                                    Three Months Ended March 31,
                                                          2003          2004
                                                      ------------  ------------
Revenues:
   Product                                                31.2%         11.1%
   License                                                36.6          53.5
   Service                                                32.2          35.4
                                                      ------------  ------------
Total revenues                                           100.0         100.0

Cost of sales:
   Product                                                 9.0           3.6
   License                                                13.2            .2
   Service                                                10.2          24.9
                                                      ------------  ------------
Total cost of sales                                       32.2          28.7

Gross Margin                                              67.8          71.3
                                                      ------------  ------------
Operating expenses:
   Selling, general and administrative                    46.9          93.7
   Research and development                               34.6          62.2
   Amortization of intangibles                              --            --
                                                      ------------  ------------
Total operating expenses                                  81.5         155.9
                                                      ------------  ------------
Operating income (loss)                                  (13.7)        (84.6)
                                                      ------------  ------------
Non-operating expenses:
   Unrealized loss (gain) on trading securities            0.5           (.1)
   Interest expense, net                                   8.4            .3
   Non-cash interest and financing expense                15.1           6.0
   Loss on conversion of debt                               --          19.7
   Equity loss from investee                               8.2            --
   Other expense, net                                       --          (5.5)
                                                      ------------  ------------
Total non-operating expenses                              32.2          20.5
                                                      ------------  ------------
Loss before income taxes                                 (45.8)       (105.0)
                                                      ------------  ------------

Provision for income taxes                                  --            .2
Loss from continuing operations                          (45.8)       (105.2)
Loss from discontinued operations                         (0.3)           --
Loss on disposal of discontinued operations               (2.9)           --
                                                      ------------  ------------
Net loss                                                 (49.0)%      (105.2)%
                                                      ============  ============

         TOTAL REVENUES. Total revenues decreased 43% from $3.3 million during the three months ended March 31, 2003 to $1.9 million during the three months ended March 31, 2004. The change was attributable to a decrease in product revenues of $822,000, a decrease in service revenues of $394,000 and a decrease in license revenues of $202,000. We expect increases in revenues from services and licenses for the third quarter of 2004 based upon the renewal of a service contract and pending contracts that we are currently negotiating. We expect increases in information security product revenues as we concentrate our sales and marketing efforts in this area.

         During the three months ended March 31, 2003, we derived 41% of our revenues from sales to the National Security Agency ("NSA"). During the three months ended March 31, 2004, we derived 54% of our revenues from sales to Northrup Grumman. Sales to government agencies accounted for approximately 50% and 33% of our revenues during the three months ended March 31, 2003 and 2004, respectively. During the remainder of 2004, we expect our revenues to be heavily concentrated with a few key customers.

         PRODUCT REVENUES. Product revenues decreased 76% or $822,000 from $1.0 million during the three months ended March 31, 2003 to $208,000 during the three months ended March 31, 2004. The decrease in product revenues was due to lower shipments in the first quarter of 2004 caused by lower sales volume of certain models of our ARGUS readers. These decreases were due to re-engineering of our Argus 300 product and purchase delays caused by large U.S. government expenditures to support overseas military activities. Based upon current backlog and planned initiatives, we expect increases in information security product revenues during the latter part of the second of 2004 relative to the first quarter of 2004, and expect information security product revenues to continue at the increased level for the remained of 2004.

         SERVICE REVENUES. Service revenues decreased by 37% or $394,000 from $1.1 million during the three months ended March 31, 2003 to $667,000 during the three months ended March 31, 2004. The decrease was primarily attributable to the completion of contracts with Bank of America, KMI and Fortezza, partially offset by an increase in service revenue of $54,000 from our JForte contract. We expect service revenues to increase for the remainder of 2004 as a result existing service contracts and the expected signing of a second additional phase extending our High Assurance Token development (HAT) project.

         LICENSE REVENUES. License revenues decreased by $202,000 or 17% from $1.2 million during the three months ended March 31, 2003 to $1.0 million during the three months ended March 31, 2004. The decrease was primarily attributable to a decrease in JForte licensing of $700,000, KMI licensing of $96,000, software and deferred licensing revenue of $78,000 partially offset by increase in CAC licensing of $682,000. We expect licensing revenues to increase for the remainder of 2004 based on incremental sales under the CAC program coupled with increased sales of our Profile Management software.

         PRODUCT GROSS MARGIN. Product gross margin decreased as a percentage of net product revenues from 71% during the three months ended March 31, 2003 to 67% during the three months ended March 31, 2004. The decrease was primarily attributable to increased costs of products sold and a change in the mix of products sold. We expect product gross margins to remain at similar levels for the remainder of 2004.

         SERVICE GROSS MARGIN. Service gross margin decreased as a percentage of net service revenues from 68% during the three months ended March 31, 2003 to 30% during the three months ended March 31, 2004. The margin percentage decrease was primarily attributable to higher labor costs on our new service contracts. We expect service gross margin percentages to continue to decrease somewhat for the remainder of 2004 due to increased cost estimates for the JForte project. We also expect that certain compensation costs formerly considered research and development expenses prior to 2003 will continue to be included as cost of sales in 2004 due to the JForte contract, thereby matching labor costs with related revenues. The term of the JForte contract is approximately 18 months for total revenue of $3.9 million with approximately $3.0 million of total contract revenue recognized in 2003, and the remaining $899,000 of revenue expected to be recognized by mid 2004. Approximately $450,000 was recognized during the three months ended March 31, 2004. The remaining portion of the first phase of this contract is scheduled for completion in mid 2004. An agreement for development of additional features has not been reached as of the date of this report.

         LICENSE GROSS MARGIN. License gross margin increased as a percentage of net license revenues from 65% during the three months ended March 31, 2003 to 99% during the three months ended March 31, 2004. The margin percentage increase was primarily attributable to decreased costs associated with our JForte program licensing costs, of which the majority of the third party license costs were incurred in 2003 and none in 2004. We expect the annual license gross margin percentages for the remainder of 2004 to decrease to 2003 levels based on our projected sales mix for 2004.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased by $216,000, or 14% from $1.5 million during the three months ended March 31, 2003 to $1.8 million during the three months ended March 31, 2004. The increase was primarily attributable to expenses associated with the proposed merger with SAFLINK in the amount of $517,000 for legal and accounting fees, investment advisory fees and other professional service fees. The increase was also due to increases in compensation of $190,000, and increases in professional fees of $220,000, offset by decreases in rent expense of $184,000 and a reversal of $373,000 accrual related to the final settlement with Research Venture. As a percentage of total revenues, S,G&A expenses increased from 47% during the three months ended March 31, 2003 to 93% during the three months ended March 31, 2004. The percentage increase was the result of our total revenues decreasing by $1.4 million and S,G&A expenses increasing by $216,000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses increased $28,000, or 2% from $1.1 million during the three months ended March 31, 2003 to $1.2 million during the three months ended March 31, 2004. The increase was primarily attributable to changes in compensation levels from 2003 to 2004 related to different contracts and projects. As a percentage of total revenues, R&D expenses increased from 35% during the three months ended March 31, 2003 to 62% during the three months ended March 31, 2004.

         INTEREST EXPENSE, NET. Interest expense, net decreased from $277,000 during the three months ended March 31, 2003 to $6,000 during the three months ended March 31, 2004. The decrease was attributable to the reduction of our debt primarily resulting from our Series A Preferred Stock financing done in November 2003. Interest expenses are expected to continue to decrease since we expect the remaining debt balance at March 31, 2004 is to be paid or converted into equity over the remainder of 2004. Interest expense paid in our common stock of $10,000 during the three months ended March 31, 2004 is included in non-cash interest expense on our condensed consolidated statement of operations.

         NON-CASH INTEREST AND FINANCING EXPENSE. Non-cash interest and financing expense decreased from $500,000 during the three months ended March 31, 2003 to $113,000 during the three months ended March 31, 2004. The decrease was attributable to the reduction of our debt primarily resulting from our Series A Preferred Stock financing done in November 2003. Based on the current outstanding notes, we expect non-cash interest and financing expense to remain at or below the first quarter levels for the remainder of 2004.

         LOSS ON CONVERSION OF DEBT. In conjunction with the issuance of the April 16, 2002 convertible secured promissory notes, certain warrants were issued and were recorded as debt discount in the amount of approximately $2.6 million. Based on EITF No. 00-27, the governing accounting pronouncement, the discounts were being amortized over the period from the date of issuance to the maturity date of the notes. During January 2004, certain holders of the April 16, 2002 convertible secured promissory notes with principal balances of $626,000 exercised their right to convert their notes into 626,000 shares of our common stock. As such, we recorded a $338,000 non-cash interest charge related to the unamortized balance of warrant values and beneficial conversion feature of April 16, 2002 convertible secured promissory notes that were converted into common stock. The $338,000 non cash interest charge was recorded as a loss on conversion of debt in our condensed consolidated statement of operations for the three months ended March 31, 2004. We will continue to amortize a non-cash interest charge related to the unamortized warrant values and beneficial conversion feature balances of approximately $641,000 relative to the remaining April 16, 2002 convertible secured promissory notes that were not converted to common stock. There was no similar charge during the three months ended March 31, 2003.

         In connection with issuances of the April 16, 2002 convertible secured promissory notes and warrants, we incurred approximately $741,000 of debt issuance costs comprised of legal fees, placement agent fees, and $183,000 in value calculated for the 110,000 warrants issued to the placement agent in the transaction (note 5 to the consolidated financial statements included in this report). During January 2004, certain holders of the April 16, 2002 convertible secured promissory notes with principal balances of $626,000 exercised their right to convert their notes into 626,000 shares of our common stock. As such, we recorded a $33,000 non-cash interest charge related to the unamortized balance of debt issuance costs and warrant values in relation to the April 16, 2002 convertible secured promissory notes that were converted to common stock. The $33,000 non-cash interest charge was recorded as a loss on conversion of debt on our condensed statement of operations in the three months ended March 31, 2004. The remaining costs, which are included in other assets, are being amortized over the term of the remaining April 16, 2002 convertible secured promissory notes that were not converted for common shares. There was no similar charge during the three months ended March 31, 2003.

         OTHER EXPENSE, NET. Other expense, net, was $103,000 of other income during the three months ended March 31, 2004, primarily consisted of $96,000 related to the transfer of a note payable secured by SSP Gaming (see note 4 to the condensed consolidated financial statements). As such, we recorded $96,000 as income in other expense, net for the three months ended March 31, 2004. There was no such transaction during the three months ended March 31, 2003.

         INCOME TAXES. Tax expense for the three months ended March 31, 2004 was $3,000 that related to minimum franchise taxes for the State of California. There was no tax expense for the three months ended March 31, 2003.

         LOSS FROM DISCONTINUED OPERATIONS AND LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS. Loss from discontinued operations decreased from $106,000 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004. During the first quarter of 2003, management decided to discontinue the Pulsar operations and to focus solely on the core business of information security products and services. There was no such disposal of operations during the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, we had working capital of $4.2 million. We incurred a net loss of $2.0 million for the three months then ended. We expect to continue to incur additional losses in the current year. On November 19, 2003, we sold 2,150 shares of Series A Preferred Stock and investor warrants for a total amount of $15.0 million, of which $9.5 million was for new capital and $5.5 million was issued in exchange for cancellation of previously issued promissory notes. The Series A Preferred Stock financing provided us with a significant amount of cash, which improved our working capital position. The March 31, 2004 cash balance of $4.9 million was mostly comprised of the cash proceeds received from the issuance of the Series A Preferred Stock. Given our March 31, 2004 cash balance and the projected operating cash requirements, we anticipate that existing capital resources will be adequate to satisfy cash flow requirements through December 31, 2004. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under our accounts receivable financing. Additionally, the $626,000 of the April 16, 2002 convertible secured promissory notes that were converted to common stock (as discussed above) also contributed to the improvement of our working capital at March 31, 2004.

         Cash used in operations for the three months ended March 31, 2004 was $849,000 compared to $1.0 million during the three months ended March 31, 2003. The decrease in cash used in operations was largely attributable to a reduction in accounts receivable, which generated $874,000 million of cash. The reduction in accounts receivable was a direct result of lower sales during the three months of ended March 31, 2004 as compared to the same period last year. Also contributing to the decrease in cash used in operations was the payment of deferred merger costs of $517,000 related to our proposed merger with SAFLINK (see note 11 to the condensed consolidated financial statements). We expect to continue to use cash in operations due to our anticipated net losses for the remainder of 2004.

         Cash used in investing activities for the three months ended March 31, 2004 was $21,000 compared to $103,000 during the three months ended March 31, 2003. We do not expect any significant increases or decreases from cash provided by or used in investing activities for the remainder of 2004.

         Cash used in financing activities for the three months ended March 31, 2004 was $300,000 compared to $881,000 of cash provided by financing activities during the three months ended March 31, 2003. The $300,0000 cash used in financing activities during the three months ended March 31, 2004, was attributable to principal payments towards our revolving line of credit in the amount of $355,000 partially offset by cash proceeds received from the exercise of stock options in the amount of $56,000. The $880,000 cash provided by financing activities during the three months ended March 31, 2003 was primarily related to cash proceeds received from bridge note financings that were subsequently exchanged for shares of our Series A Preferred stock.

         We have incurred net losses and negative cash flows from operations for the last several years, and as of March 31, 2004 we had an accumulated deficit of $120 million. We have financed our past operations principally through the issuance of common stock in a public offering in June 1999, the issuance of convertible debt and the issuance of convertible preferred stock in private financing arrangements through December 2003.

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

         In October 2002, we terminated our accounts receivable financing arrangement with Wells Fargo Business Credit, Inc. and entered into a factoring agreement with Bay View Funding ("BVF"). The BVF factoring agreement contains a maximum advance of $750,000, was for an initial term of three months, and we have the option to renew for successive three-month periods. The agreement contains a factoring fee, which is based on 1.25% of the gross face value of the purchased receivable for every 30-day period from the date of purchase by BVF until the invoice is paid in full. For invoices outstanding more than the 30-day period, a finance fee will be charged at the rate of .063% of the gross face value of the purchased receivable for every one day period beyond the 30th day from the original date of purchase. At the time of purchase, terms call for BVF to advance 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement contains representations, warranties, and covenants and requires a monthly minimum fee, including the factoring and financing fees, of .25% of the maximum advance of $750,000 or approximately $2,000 per month. The agreement states among other things that a default occurs if we are generally not paying debts as they become due or if we are left with unreasonably small capital. During 2003, we notified BVF of our failure to make certain payments on a timely basis and therefore requested but did not receive a waiver.

         Our significant fixed commitments with respect to convertible note term debt, leases and inventory purchases as of March 31, 2004 were as follows:

                                                   PAYMENTS FOR THE YEARS ENDING DECEMBER 31,
                                      -------------------------------------------------------------------
                                          TOTAL        2004      2005 & 2006   2007 & 2008   2009 & AFTER
                                          -----        ----      -----------   -----------   ------------
CONTRACTUAL OBLIGATIONS
Convertible Notes Term Debt..........   $1,363,000   $    3,000   $1,360,000   $       --    $      --

Operating Leases.....................    1,926,345      407,002    1,189,643      296,571       33,128

Unconditional Purchase Obligations...      915,055      915,055           --           --           --
---------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations...   $4,204,400   $1,325,055   $2,549,643   $  296,571    $  33,128

         During January 2004, certain holders of the April 16, 2002 convertible secured promissory notes exercised their right to convert $626,444 of principal balances into 626,444 shares of common stock (note 5 to the condensed consolidated financial statements). Also, as discussed above, we paid approximately $350,000 in principal balance against our revolving line of credit with BVF, and had a minimal balance outstanding at March 31, 2004. As a result, the total contractual cash obligations decreased from $5.2 million at December 31, 2003 to $4.2 million at March 31, 2004.

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

         o    projected capital expenditures;

         o    a downturn in the economy; and

         o defaults, should they occur, on financing that will affect the availability of borrowings, or result in notes being declared immediately due and payable.

         Prior to completing the private placement of Series A Preferred Stock in November 2003, our financial condition was the result of several factors including the following:

         o    our prior period operating results were below expectations;

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

         While we have a history of selling products in government markets, our new products that are just entering production after years of development have no sales history. Additionally, we are entering commercial markets with our products and are still developing acceptance of our products. We believe the private placement of Series A Preferred Stock completed in November 2003 will provide adequate resources to complete our first commercial market product offering based upon a product originally developed for government customers that will shortly be entering pilot testing with a number of customers, but there can be no certainty the commercial markets will be receptive to our offerings.

         We may elect to raise capital in the future, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued marketing of current product offerings together with development of new technology, products and services. There can be no assurance that we can raise additional financing in the future.

         In addition to the completion of the private placement of Series A Preferred Stock, we have also issued shares related to the conversion of certain debt obligations. During January 2004, certain holders of the April 16, 2002 convertible secured promissory notes with principal balances of $626,000 exercised their right to convert their notes into 626,000 shares of our common stock. In the future, under terms of notes payable, warrants and convertible preferred stock, we may issue additional shares of common stock to pay interest and dividends.

         Based upon the private placement of Series A Preferred Stock completed in November 2003, together with forecasted sales and expense levels, we currently anticipate that existing cash, cash equivalents, investments, term-out arrangements with vendors and the current availability under our BVF factoring agreement will be sufficient to satisfy our contemplated cash requirements through December 31, 2004. However, our forecast is based upon certain assumptions, which may differ from actual future outcomes. We have incurred defaults under our financing agreements in the past, but believe we have adequate capital resources to satisfy our funding needs. In prior periods, we have notified BVF of our failure to make certain payments on a timely basis and requested but did not receive a waiver of such default. Should we incur defaults in the future, we may not be able to draw funds in the future, which may affect our ability to fund our operations. Additionally, without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses.

ITEM 3.  CONTROLS AND PROCEDURES

         Our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2004 that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended March 31, 2004, there were no changes in our "internal" controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Shane Brophy, an ex-employee, filed a complaint against us on December 5, 2003, in the Superior Court for the State of California, County of Orange, Central Justice Center (Case Nos. 03CC14345) alleging causes of action for breach of employment contract, unpaid wages and wrongful termination in violation of public policy arising from our termination of his employment in July 2003. We responded to the complaint, but no discovery was conducted. Therefore, we cannot quantify the outcome or exposure. However, we strongly deny the claims and believe the complaint was without merit. We intend to assert claims for damages against Mr. Brophy and parties affiliated with him. Legal counsel for both parties agreed to dismiss the complaint against us and have this matter settled through binding arbitration. As of the date of this report, a dismissal has been filed, but no arbitration hearing has been set in this matter.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         In January 2004, we issued an aggregate of 631,418 shares of common stock to three entities upon conversion of $626,444 of principal and $10,000 of interest due to them on 10% secured convertible promissory notes due December 31, 2005.

         In January 2004, we issued an aggregate of 1,090,000 shares of common stock to eight entities upon conversion of 109 shares of our Series A Preferred stock.

         In February 2004, we issued an aggregate of 5,340,000 shares of common stock to 46 entities upon conversion of 534 shares of our Series A Preferred stock.

         In March 2004, we issued an aggregate of 750,000 shares of common stock to seven entities upon conversion of 75 shares of our Series A Preferred stock.

         In January, February and March 2004 we issued 101,915 shares of common stock to holders of our Series A Preferred stock for dividends payable as of December 31, 2003.

         In January, February and March 2004 we issued 9,616 shares of common stock due as dividends payable to holders of our Series A Preferred stock that converted their Series A Preferred stock into shares of common stock.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide. In each case, appropriate investment representations were obtained, and the securities were issued with restrictive legends.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

     LEGAL PROCEEDINGS

         Research Venture, LLC filed a complaint against us on June 4, 2002 and filed first amended complaints against us on August 6 and August 7, 2002 in the Superior Court for the State of California, County of Orange, Central Justice Center (Case Nos. 02CC10109 and 02CC10111) alleging unlawful detainer and seeking possession of two leased properties, alleged damages and lost rent. On August 29, 2003, we entered into an agreement of settlement on stipulated judgment with Research Venture. Under that settlement agreement, Research Venture retained 959,323 shares of common stock initially issued in connection with the restructuring arrangement and 96,919 shares of common stock issued upon conversion of $126,000 of the principal balance of a $360,000 non-interest bearing note that we had issued as prepaid rent, and we registered those shares for resale by Research Venture. In addition, Research Venture canceled and surrendered the note, we paid to Research Venture cash in the amount of $865,000 and issued to Research Venture 414,450 shares of common stock that were to be registered for resale under a separate registration statement on or prior to November 30, 2003, and the building lease agreement was terminated. The settlement agreement contained mutual general release language, and an August 11, 2003 stipulated judgment was vacated. As we did not timely obtain effectiveness of the registration statement covering the 414,450 shares of common stock we issued in the August 2003 settlement, Research Venture was entitled to entry of a stipulated judgment against us in an amount up to $373,000 less the product of $.90 multiplied by the number of those shares that Research Venture sells prior to entry of the stipulated judgment. Research Venture has informed us that they no longer own any of our shares, and we are therefore in the process of working with opposing counsel to file a dismissal of the underlying cases. As Research Venture no longer holds the shares, we reversed the $373,000 accrual through selling, general and administrative expense for the three months ended March 31, 2004.

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 22, 2004, we signed a definitive Agreement and Plan of Merger and Reorganization with SAFLINK Corporation ("SAFLINK") whereby we propose to merge with a wholly-owned subsidiary of SAFLINK and survive as SAFLINK's wholly-owned subsidiary (the "Merger"). As a condition to the closing of the Merger, we must no longer have outstanding any preferred stock at the effective time of the Merger.

         On May 13, 2004, we filed a definitive information statement relating to a proposed amendment ("Amendment") to our Certificate of Designation, Preferences and Rights ("Certificate of Designation") of Series A Convertible Preferred Stock ("Series A Preferred"). The Amendment will add a new Article IV.F to the Certificate of Designation that will make each share of Series A Preferred automatically convertible, without any action on the part of the holder, into 10,000 shares of our common stock immediately prior to the effective time of the Merger. As a result, at the effective time of the Merger, we will have no shares of Series A Preferred outstanding and will be in a position to satisfy that condition to the closing of the Merger.

         New Article IV.F will also provide that certain restrictions on convertibility of Series A Preferred provided for in the Certificate of Designation will not apply to automatic conversions under Article IV.F, such that all shares of Series A Preferred will be automatically converted immediately prior to the effective time of the Merger.

         The only differences in the terms of the Series A Preferred before and after the Amendment will be:

         o The Series A Preferred is not presently automatically convertible into common stock immediately prior to the effective time of the Merger. Upon the filing of the Certificate of Amendment (as defined below) with the Secretary of State of Delaware, it will be so convertible; and

         o The Series A Preferred is not presently convertible into common stock to the extent that conversion would cause the holder, together with its affiliates, to beneficially own more than 4.99% of our outstanding common stock. This restriction will be removed, in as far as it pertains to automatic conversions immediately prior to the effective time of the Merger, upon filing of the Certificate of Amendment with the Secretary of State of Delaware, such that the Series A Preferred will be automatically converted into shares of common stock regardless of the percentage of common stock ownership of the holders thereof and their affiliates after conversion.

         Our board of directors unanimously approved the Amendment and recommended its adoption by our stockholders by a unanimous written consent of the board effective as of April 15, 2004. The holders of a majority of the shares of our common stock and at least 75% of the shares of our Series A Preferred outstanding as of the record date, who include executive officers, affiliates of executive officers and major stockholders who have ongoing business and personal relationships with each other and communicate regularly (a total of five common stockholders and their affiliates and four Series A Preferred holders, one of whom is also a common stockholder, and their affiliates), approved the Amendment by written consent dated effective as of April 23, 2004. Unless sooner abandoned by our board of directors, the certificate of amendment reflecting the Amendment will be filed with the Secretary of State of Delaware, and therefore effective, no earlier than 20 days after the mailing of the information statement to our stockholders of record as of April 23, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
             ---------

Exhibit
 Number                Description
 ------                -----------

   2 Agreement and Plan of Reorganization dated March 22, 2004, by and among SAFLINK Corporation, Spartan Acquisition Corporation and SSP Solutions, Inc. (schedules and exhibits listed in the agreement will be provided to the Commission upon request) (1)

   10.1 Form of Stockholder Agreement by and among SAFLINK Corporation, Spartan Acquisition Corporation and the following stockholders of SSP Solutions, Inc.: Richard P. Kiphart, JAW Financial, L.P., The Winkler Children's Trust 1998, The Schiff Family 1998 Living Trust, Leena Shah Trust, Kris & Geraldine Shah Family Trust, and Chandra L. Shah Trust (1)

   10.2        Form of Stockholder Agreement by and among SSP Solutions, Inc.
               and the following stockholders of SAFLINK Corporation; Glenn L. Argenbright; Gregory Jensen; Jon C. Engman; SDS Merchant Fund, L.P. (a/k/a SDS Capital Group SPC, Ltd.); North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC; and North Sound Legacy International Ltd. (1)

   31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________

         (1) Filed with the Securities and Exchange Commission on March 24, 2004 as an exhibit to our current report on Form 8-K for March 22, 2004 and incorporated herein by reference.

         (b) Reports on Form 8-K.
             --------------------

            On March 24, 2004, we filed a Form 8-K for March 22, 2004, announcing our entry into an Agreement and Plan of Merger and Reorganization with SAFLINK Corporation. The Form 8-K contained Item 1 - "Changes in Control of Registrant" and Item 7 - "Financial Statements, ProForma Financial Information and Exhibits."

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004                    SSP SOLUTIONS, INC.

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